Form 10QSB
period 1998-03-31
INLAND NORTHWEST BANCORPORATION INC
filed 1998-07-06
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

(Mark One)

(    )    Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ended
          _______________________________.
(  X )    Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from 1/1/98 to 3/31/98.

Commission file number 0-24151

                     INLAND NORTHWEST BANCORPORATION, INC.
       (Exact name of small business issuer as specified in its charter)

     Washington                                     91-1574174
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      identification No.)

             421 West Riverside, Suite 113, Spokane, WA  99201-0403
                    (Address of principal executive offices)

                                 (509) 456-8888
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No   X

The registrant has a single class of common stock, of which there are 537,783 shares issued and outstanding as of March 31, 1998.

                               Table of Contents

                                                                            Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - March 31, 1998
               and March 31, 1997..........................................   1

               Consolidated Statements of Income - Three Months and
               year-to-date Ended March 31, 1998 and 1997..................   2

               Consolidated Condensed Statements of Cash Flows -
               three months ended March 31, 1998 and 1997..................   3

               Consolidated Statements of Stockholders' Equity as of
               March 31, 1998..............................................   4

               Notes to Consolidated Financial Statements..................   5

     Item 2.   Management's Discussion and Analysis or Plan of Operation...   7


Part II        Other Information

     Item 2.   Changes in Securities.......................................   7

     Item 6.   Exhibits and Reports on Form 8-K

Signatures.................................................................   8


Part I    Financial Information

     Item 1.   Financial Statements


             INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                ($ in thousands)

                                                                                                 March 31            December 31
                                                                                                     1998                   1997
                                                     Assets
Cash and due from banks                                                                             8,745                  7,405
Federal funds sold                                                                                 12,337                  7,947
Securities held-to-maturity (Note 2)                                                               28,435                 22,434
Securities available-for-sale (Note 2)                                                                819                  1,572
Federal Home Loan Bank stock, at cost                                                                 362                    309
Loans, net of allowance for loan losses of $1,163 in 1998 and $1,085 in 1997 (Notes 3 & 4)         81,974                 76,524
Accrued interest receivable                                                                           887                    701
Premises and equipment, net                                                                         2,632                  2,435
Foreclosed real estate, net of allowance of $86 in 1998 and 1997                                      401                    567
Other assets                                                                                          721                    459
                                                                                                      ---                    ---
TOTAL ASSETS                                                                                     $137,312               $120,353
                                                                                                 ========               ========

                                                   Liabilities

Noninterest bearing demand deposits                                                                25,203                 24,316
Money Market accounts                                                                              23,368                 24,598
NOW accounts                                                                                        6,777                  6,117
Savings accounts                                                                                    2,906                  2,727
Time Certificates of Deposit, $100,000 and over                                                    16,233                 12,618
Time Certificates of Deposit, under $100,000                                                       43,888                 31,335
                                                                                                   ------                 ------
TOTAL DEPOSITS                                                                                   $118,376               $101,711

Securities sold under agreement to repurchase                                                       7,774                  8,434
Borrowed funds, Federal Home Loan Bank (Note 5)                                                        62                     63
Borrowed funds, other banks (Note 5)                                                                  450                      0
Accrued interest payable and other liabilities                                                        990                    685
                                                                                                      ---                    ---
TOTAL LIABILITIES                                                                                  $9,276                 $9,182

                                              Stockholders' Equity

Common stock, no par, 1,000,000 shares authorized; issued and outstanding
  537,783 in 1998 and 535,398 in 1997                                                               8,131                  8,064
Retained earnings                                                                                   1,386                  1,235
Accumulated other comprehensive income, net of tax of $78 for 1998 and $87 for 1997                   144                    161
                                                                                                      ---                    ---
TOTAL STOCKHOLDERS' EQUITY                                                                         $9,660                 $9,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $137,312               $120,353
                                                                                                 ========               ========

             INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       ($ in thousands, except per share)

                                                                     Three Months Ended                       Year-to-date
                                                                    1998             1997              1998           1997
                                    Interest Income

Interest and fees on loans                                         2,040            1,686             2,040          1,686
Interest on securities                                               454              296               454            296
Interest on federal funds sold                                       104               78               104             78
                                                                  ------           ------            ------         ------
TOTAL INTEREST INCOME                                             $2,597           $2,060            $2,597         $2,060

                                   Interest Expense

Interest on deposits                                               1,005              782             1,005            782
Interest on securities sold under agreement to repurchase             94              104                94            104
Interest on borrowed funds                                             0                0                 0              0
                                                                  ------           ------            ------         ------
TOTAL INTEREST EXPENSE                                            $1,100             $885            $1,100           $885

NET INTEREST INCOME                                                1,498            1,174             1,498          1,174
Provision for loan losses                                             90               75                90             75
                                                                  ------           ------            ------         ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               $1,408           $1,099            $1,408         $1,099

                                 Noninterest Income

Fees and service charges                                             123              114               123            114
Other noninterest income                                              84               43                84             43
                                                                  ------           ------            ------         ------
TOTAL NONINTEREST INCOME                                            $208             $157              $208           $157

                                 Noninterest Expense

Salaries and employee benefits                                       776              532               776            532
Occupancy expense                                                    103               63               103             63
Furniture, fixtures and equipment expense                             34               25                34             25
Depreciation and amortization expense                                 88               69                88             69
Other operating expense                                              355              274               355            274
                                                                  ------           ------            ------         ------
TOTAL NONINTEREST EXPENSE                                         $1,357             $965            $1,357           $965

INCOME BEFORE TAXES                                                  259              292               259            292
Federal income tax expense                                           108              107               108            107
                                                                     ---              ---               ---            ---
NET INCOME                                                          $151             $185              $151           $185
                                                                    ====             ====              ====           ====

                                                           Quarter Ended    Quarter Ended      Year-to-date   Year-to-date
                                                              03/31/1998       03/31/1997        03/31/1998     03/31/1997
Weighted average shares outstanding                              536,193          482,212           536,193        482,212
Basic earnings per share                                           $0.28            $0.38             $0.28          $0.38
                                                                 -------          -------           -------        -------

Weighted average shares outstanding                              536,193          413,636           536,193        413,636
Effect of dilutive securities                                     97,098           99,378            97,098         99,378
Weighted average shares outstanding,
  adjusted for dilutive securities                               633,291          513,014           633,291        513,014
Earnings per share assuming full dilution                          $0.24            $0.36             $0.24          $0.36
                                                                 -------          -------           -------        -------

             INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      YEAR-TO-DATE MARCH 31, 1998 AND 1997
                                ($ in thousands)

                                                                                                            Year-to-date
                                                                                                    1998                   1997

Net income                                                                                           151                    185
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                           90                     75
  Depreciation and amortization                                                                       88                     69
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                                     (186)                   (71)
    Other assets                                                                                    (186)                  (698)
    Accrued interest payable                                                                         305                    145
                                                                                                     ---                    ---
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           $263                  ($295)

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                                   (4,390)                (9,780)
  Net (increase)/decrease in investment securities                                                (5,328)                 1,526
  Net (increase)/decrease in loans                                                                (5,540)                (2,072)
  Purchase of premises and equipment net of gain or loss on asset disposal                          (285)                   (58)
  Foreclosed real estate activity                                                                    166                    (85)
                                                                                                --------               ---------
NET CASH USED BY INVESTING ACTIVITIES                                                           ($15,375)              ($10,469)

Cash flows from financing activities:
  Net increase in deposits                                                                        16,665                  4,538
  Net increase/(decrease) in securities sold under agreement to repurchase                          (660)                 4,743
  Net proceeds/(payments) from borrowed funds                                                        449                      0
  Cash received from stock sales                                                                       0                     23
                                                                                                 -------                 ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        $16,454                 $9,304

Net increase/(decrease) in cash and cash equivalents                                              $1,340                ($1,461)
Cash and cash equivalents, beginning of year                                                      $7,405                 $7,615
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                         $8,745                 $6,154

Supplemental noncash financing activities:
  Goodwill recognized in association with stock issued for acquisition of mortgage subsidiary       ($66)
  Issuance of common stock for acquisition of mortgage subsidiary                                    $66

             INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                             Common      Retained     Comprehensive   Comprehensive
                                                               Total          Stock      Earnings            Income          Income
Balance, December 31, 1996                                $6,548,259     $6,113,286      $408,441           $26,532
  Net income                                                 829,404                      829,404                         $829,404
  Unrealized gains (losses)                                  134,647                                        134,647        134,647
  Comprehensive income                                                                                                    --------
                                                                                                                          $964,051
  Proceeds from sale of stock                              1,950,995      1,950,995
  Fractional shares, issued in cash                           (3,083)                      (3,083)
  Transfers                                               -----------    ----------
Balance December 31, 1997                                 $9,460,222     $8,064,281    $1,234,762          $161,179
  Net income, 1998, year-to-date                            $150,805                      150,805                          150,805
  Unrealized gains (losses)                                 ($17,361)                                       (17,361)       (17,361)
                                                                                                                          --------
  Comprehensive income                                                                                                    $133,444
  Stock issued for acquisition of mortgage
    subsidiary (Note 6)                                      $66,780         66,780
  Fractional shares, issued in cash                               $0
  Transfers                                                       $0
                                                         -----------    -----------   -----------       -----------
Balance, end-of-quarter, March 31, 1998                   $9,660,446     $8,131,061    $1,385,567          $143,818

                                                         -----------    -----------   -----------       -----------
Disclosure of 1998 reclassification amount:

Unrealized holding gains during period                       (17,361)
Less reclassification adjustment for gains
  reported in net income                                           0

Net unrealized gains on securities                       -----------
                                                            ($17,361)
                                                         -----------

--------------------------------------------------------------------------------
NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 1998, December 31, 1997, and March 31, 1997 and the results of operations and the changes in financial position for the three month periods ended March 31, 1998 and 1997.

Certain reclassifications of March 31, 1997 balances have been made to confirm with the March 31, 1998 and December 31, 1997 presentation; there was to impact on net income, earnings per share or stockholders' equity.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at March 31, 1998 and December 31, 1997 were as follows:

--------------------------------------------------------------------------------

                                                                              March 31, 1998            December 31, 1997

                                                                            Amortized          Fair      Amortized           Fair
                                                                                 Cost         Value           Cost          Value
Securities available-for-sale:
  US Treasury securities                                                        5,046         5,155          5,055          5,158
  Obligations of federal government agencies                                   21,788        21,876         16,068         16,191
  Mortgage backed securities                                                      874           899            908            930
  Corporate debt obligations                                                      505           505            756            756
                                                                                  ---           ---            ---            ---
TOTAL                                                                         $28,213       $28,435        $22,787        $23,035
                                                                              =======       =======        =======        =======

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions               $819          $832           $970           $980
                                                                                 ====          ====           ====           ====

--------------------------------------------------------------------------------
NOTE 3.  Loans

Loan detail by category as of March 31, 1998 and December 31, 1997 were as follows:

--------------------------------------------------------------------------------

                                                           March 31     December 31
                                                               1998            1997
Commercial loans                                             51,080          48,289
Real estate loans                                            23,938          21,112
Installment loans                                             4,020           3,852
Consumer and other loans                                      4,395           4,623
TOTAL LOANS                                                  83,433          77,876
                                                             ------          ------
Allowance for loan losses                                    (1,163)         (1,085)
Deferred loan fees, net of deferred costs                      (296)           (267)
                                                               -----           -----
NET LOANS                                                   $81,974         $76,524
                                                            =======         =======

--------------------------------------------------------------------------------
NOTE 4.  Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loan experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three month periods ended March 31, 1998 and 1997 were as follows:
--------------------------------------------------------------------------------

                                     Three Months  Ended               Year-to-date
                                      1998          1997         1998          1997
Balance, beginning of period         1,085           908        1,085           908
Provision for loan losses               90            75           90            75
Loan Charge-offs                        12             7           12             7
Loan Recoveries                          0             1            0             1
                                         -             -            -             -
Balance, end of period              $1,163          $977       $1,163          $977

--------------------------------------------------------------------------------
NOTE 5.  Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $450,000 on March 31, 1998. The note originated in February 1998, consequently there was no corresponding balance on either December 31, 1997 or March 31, 1997. Proceeds were used to find the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,000,000, US Bank for $1,200,000, and Federal Home Loan Bank (FHLB) for $4,976,500. There were no outstanding balances on March 31, 1998, December 31, 1997 or March 31, 1997. The bank also has access to long-term funding through the FHLB and has taken advances to fund Community Investment Program and other loans utilizing these funds. Notes payable to the FHLB were $62,332 on March 31, 1998, $62,684 on December 31, 1997 and $-0- on March 31, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6.  Acquisition of Mortgage Subsidiary

As previously disclosed, the Company acquired a mortgage subsidiary on February 27, 1998. Results presented in the Consolidated Statements of Condition, Income, Cash Flow, and Stockholders' Equity for the period ending March 31, 1998 reflect the acquisition and mortgage company operating results for a one month period.

--------------------------------------------------------------------------------

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant has relied upon Alternative 2; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II  Other Information

     Item 2.   Changes in Securities

     The Company issued 2,385 shares of its common stock to the four shareholders of Hege Company, Inc. in exchange for all the issued and outstanding shares of common stock of that company (289 shares) in a transaction that was completed on February 27, 1998. Hege Company, Inc. became a wholly-owned subsidiary of the Company as of that date; its name was changed to INB Mortgage Company. The transaction also included a cash payment to the four selling shareholders. All aspects of the transaction were negotiated directly between the four selling shareholders and officers of the Company, including the agreed market value of $28 per share for the Company's stock. The Company believes that the issuance of its shares in this transaction was subject to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     On January 20, 1998, the Company granted options to key employees to purchase a total of 4,500 shares of common stock of the Company for an exercise price of $26 per share; the options expire in ten years and are subject to a six-year vesting formula. The options were granted pursuant to the terms of the Employee Stock Option Plan of Inland Northwest Bank, a subsidiary of the Company, dated July 21, 1992, revised December 21, 1993.

     Item 6.   Exhibits and Reports on Form 8-A

          (a)  Exhibits

               Ex  2   Stock Purchase Agreement dated February 23, 1998 by and
                       among the Company, Selling Shareholders and Hege
                       Company, Inc.

               Ex 27   Financial Data Schedule

          (b)  Reports on Form 8-K
               Not applicable

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INLAND NORTHWEST BANCORPORATION, INC.


Date:  July 1, 1998      By  /s/ Frederick M. Schunter
                           ---------------------------
                              Frederick M. Schunter, President and Chief
                              Executive Officer