Form 10QSB
period 1998-06-30
INLAND NORTHWEST BANCORPORATION INC
filed 1998-08-12
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

(   )     Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the quarterly period ended ________________________.

( X ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/98 to 6/30/98.

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

The registrant has a single class of common stock, of which there are 592,714 shares issued and outstanding as of June 30, 1998.

                               Table of Contents


                                                                            Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - June 30, 1998
               and December 31, 1997.......................................

               Consolidated Statements of Income - Three Months and
               year-to-date ended June 30, 1998 and 1997...................

               Consolidated Statements of Cash Flow - year-to-date ended
               June 30, 1998 and 1997......................................

               Consolidated Statements of Stockholders' Equity as of
               June 30, 1998 and 1997......................................

               Notes to Consolidated Financial Statements..................

     Item 2.   Management's Discussion and Analysis or Plan of Operation...


Part II        Other Information

     Item 2.   Changes in Securities.......................................

     Item 4.   Submission of Matters to a Vote of Security Holders.........

     Item 6.   Exhibits and Reports on Form 8-K............................

Signatures.................................................................

Part I    Financial Information


            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                      June 30, 1998 and December 31, 1997
                               ($ in thousands)

                                                 June 30         December 31
                                                    1998                1997
              Assets

Cash and due from banks                           $7,289              $7,405
Federal funds sold                                20,375               7,947
Securities held-to-maturity (Note 2)                 819               1,572
Securities available-for-sale (Note 2)            24,435              22,434
Federal Home Loan Bank stock, at cost                368                 309
Loans, net of allowance for loan losses of
 $1,284 in 1998 and $1,085 in 1997 (Notes 3 & 4)  87,767              76,524
Accrued interest receivable                          875                 701
Premises and equipment, net                        2,802               2,435
Foreclosed real estate, net of
 allowance of $6 in 1998 and $86 in 1997             221                 567
Other assets                                       1,681                 459
                                                --------            --------
TOTAL ASSETS                                    $146,632            $120,353
                                                ========            ========

            Liabilities

Noninterest bearing demand deposits               25,665              24,316
Money Market accounts                             25,918              24,598
NOW accounts                                       8,188               6,117
Savings accounts                                   2,713               2,727
Time Certificates of Deposit,
 $100,000 and over                                15,100              12,618
Time Certificates of Deposit, under $100,000      47,178              31,335
                                                --------            --------
TOTAL DEPOSITS                                  $124,763            $101,711

Securities sold under agreement to repurchase      8,520               8,434
Borrowed funds, Federal Home Loan Bank (Note 5)    1,950                  63
Borrowed funds, other banks (Note 5)                 500                   0
Accrued interest payable and other liabilities     1,031                 685
                                                --------            --------
TOTAL LIABILITIES                               $ 12,001            $  9,182

       Stockholders' Equity

Common stock, no par, 1,000,000 shares
 authorized; issued and outstanding
 592,714 in 1998 and 535,398 in 1997               9,721               8,064
Retained earnings                                    (42)              1,235
Accumulated other comprehensive income
 income, net of tax of $102 for
 1998 and $87 for 1997                               189                 161
                                                --------            --------
TOTAL STOCKHOLDERS' EQUITY                        $9,868              $9,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $146,632            $120,353
                                                ========            ========

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          Three Months and year-to-date ended June 30, 1998 and 1997
                      ($ in thousands, except per share)

                                                     Three Months Ended                           Year-to-date
                                                 6/30/98             6/30/97                1998                 1997
          Interest Income

Interest and fees on loans                        $2,242              $1,835              $4,282               $3,521
Interest on securities                               444                 315                 898                  610
Interest on federal funds sold                       249                  97                 353                  175
                                                  ------              ------              ------               ------
TOTAL INTEREST INCOME                             $2,935              $2,246              $5,532               $4,306

         Interest Expense

Interest on deposits                               1,214                 801               2,219                1,583
Interest on securities sold under                    107                 126                 201                  230
 agreement to repurchase
Interest on borrowed funds                            10                   0                  10                    0
                                                  ------              ------              ------               ------
TOTAL INTEREST EXPENSE                            $1,331                $927              $2,431               $1,813

NET INTEREST INCOME                                1,604               1,319               3,102                2,493
Provision for loan losses                            130                  75                 220                  150
                                                  ------              ------              ------               ------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        $1,474              $1,244              $2,882               $2,343

        Noninterest Income

Fees and service charges                             135                 119                 259                  233
Fees and charges on mortgage loan origination        128                   0                 155                    0
Other noninterest income                              72                  49                 129                   92
                                                  ------              ------              ------               ------
TOTAL NONINTEREST INCOME                            $335                $168                $543                 $325

       Noninterest Expense

Salaries and employee benefits                       827                 529               1,603                1,061
Occupancy expense                                    121                  70                 225                  133
Furniture, fixtures and equipment expense             23                  17                  57                   42
Depreciation and amortization expense                 94                  69                 182                  139
Other operating expense                              492                 344                 847                  630
                                                  ------              ------              ------               ------
TOTAL NONINTEREST EXPENSE                         $1,557              $1,029              $2,914               $2,006

INCOME BEFORE TAXES                                  252                 383                 511                  663
Federal income tax expense                           125                 147                 233                  254
                                                  ------              ------              ------               ------
NET INCOME                                          $127                $236                $278                 $409
                                                  ======              ======              ======               ======

                                           Quarter Ended       Quarter Ended        Year-to-date         Year-to-date
                                                 6/30/98             6/30/97             6/30/98              6/30/97
Weighted average shares outstanding              563,739             496,309             550,069              495,943
Basic earnings per share                           $0.23               $0.48               $0.51                $0.82
                                                  ------              ------              ------               ------

Weighted average shares outstanding              563,739             496,309             550,069              495,943
Effect of dilutive securities                    129,538              95,428             128,208               95,957
Weighted average shares outstanding,
 adjusted for dilutive securities                693,277             591,737             633,291              513,014
Earnings per share assuming full dilution          $0.18               $0.40               $0.44                $0.80
                                                  ------              ------              ------               ------

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   Year-to-date ended June 30, 1998 and 1997
                               ($ in thousands)

                                                          Year-to-date
                                                    1998                1997

Net income                                          $278                $409
Adjustments to reconcile net income to cash
 provided by operating activities:
  Provision for loan losses                          220                 150
  Depreciation and amortization                      182                 139
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                     (174)                 46
    Other assets                                  (1,176)               (396)
    Accrued interest payable                         346                 122
                                                --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          ($323)               $470

Cash flows from investing activities:
  Net (increase)/decrease in federal
   funds sold                                    (12,428)             (4,964)
  Net (increase)/decrease in
   investment securities                          (1,265)                859
  Net (increase)/decrease in loans               (11,463)             (6,271)
  Purchase of premises and equipment net
   of gain or loss on asset disposal                (544)               (135)
  Foreclosed real estate activity                    346                (428)
                                                --------            --------
NET CASH USED BY INVESTING ACTIVITIES           ($25,353)           ($10,939)

Cash flows from financing activities:
  Net increase in deposits                        23,052               1,082
  Net increase/(decrease) in securities
   sold under agreement to repurchase                 86               6,160
  Net proceeds/(payments) from borrowed funds      2,387                   0
  Cash received from stock sales                      35               1,583
                                                --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        $25,560              $8,825

Net increase/(decrease) in cash
 and cash equivalents                              ($116)            ($1,644)
Cash and cash equivalents,
 beginning of year                                $7,405              $7,615
CASH AND CASH EQUIVALENTS, END OF QUARTER         $7,289              $5,971

Supplemental noncash financing activities:
  Goodwill recognized in association with
   stock issued for acquisition of
   mortgage subsidiary                              ($66)                 $0
  Issuance of common stock for acquisition
   of mortgage subsidiary                            $66                  $0

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of June 30, 1997

                                                                                                    Accumulated
                                                                Common            Retained        Comprehensive       Comprehensive
                                             Total               Stock            Earnings               Income              Income
Balance, December 31, 1995              $5,963,187          $5,440,010            $493,879              $29,298
  Net income 1996                          567,998                                 567,998                                 $567,998
  Unrealized gains (losses)                 (2,766)                                                      (2,766)             (2,766)
                                                                                                                           --------
  Comprehensive income                                                                                                     $565,232
  Proceeds from sale of stock               20,000              20,000
  Other                                       (160)                                   (160)
  Transfers                                      0             653,276            (653,276)
                                        ----------          ----------            --------             --------
Balance December 31, 1996               $6,548,259          $6,113,286            $408,441              $26,532
  Net income, 1997, year-to-date           409,109                                 409,109                                 $409,109
  Unrealized gains (losses)               (108,242)                                                    (108,242)           (108,242)
                                                                                                                           --------
  Comprehensive income                                                                                                     $300,867
  Proceeds from sale of stock               57,000              57,000
  Fractional shares, issued in cash          3,075               3,075
  Transfers                                      0
                                        ----------          ----------            --------             --------
Balance, end-of-quarter,
 June 30, 1997                          $6,909,201          $6,173,361            $817,550             ($81,710)
                                        ----------          ----------            --------             --------
Disclosure of 1997 reclassification
 amount:

Unrealized holding gains/(losses)
 during period                           ($108,242)
Less reclassification adjustment
 for gains/(losses) reported in
 net income                                      0

Net unrealized gains/(losses) on
 securities
                                        ----------
                                         ($108,242)
                                        ----------

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of June 30, 1998

                                                                                                    Accumulated
                                                                Common            Retained        Comprehensive       Comprehensive
                                             Total               Stock            Earnings               Income              Income
Balance, December 31, 1996              $6,548,259          $6,113,286            $408,441              $26,532
  Net income 1997                          829,404                                 829,404                                 $829,404
  Unrealized gains (losses)                134,647                                                      134,647             134,647
                                                                                                                           --------
  Comprehensive income                                                                                                     $964,051
  Proceeds from sale of stock            1,950,995           1,950,995
  Fractional shares, issued in cash         (3,083)                                 (3,083)
  Transfers                                      0
                                        ----------          ----------          ----------             --------
Balance December 31, 1997               $9,460,222          $8,064,281          $1,234,762             $161,179
  Net income, 1998, year-to-date           278,197                                 278,197                                 $278,197
  Unrealized gains (losses)                 27,985                                                       27,985              27,985
                                                                                                                           --------
  Comprehensive income                                                                                                     $306,182
  Stock issued for acquisition of
   mortgage subsidiary (Note 6)             66,780              66,780
  Proceeds from sale of stock               34,800              34,800
  Fractional shares, issued in cash              0
  Transfers                                      0           1,554,719          (1,554,719)
                                        ----------          ----------          ----------             --------
Balance, end-of-quarter,
June 30, 1998                           $9,867,984          $9,720,580            ($41,760)            $189,164
                                        ----------          ----------          ----------             --------
Disclosure of 1998 reclassification
 amount:

Unrealized holding gains during
 period                                    $27,985
Less reclassification adjustment
 for gains reported in net income                0

Net unrealized gains on securities
                                        ----------
                                           $27,985
                                        ----------

Notes to Consolidated Financial Statements

NOTE 1.   Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 1998, December 31, 1997, and June 30, 1997 and the results of operations and the changes in financial position for the three month and six month periods ended June 30, 1998 and 1997.

Certain reclassifications of June 30, 1997 balances have been made to conform with the June 30, 1998 and December 31, 1997 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the quarter and year-to-date periods ending June 30, 1997 to reflect the effect of a ten percent stock dividend issued to shareholders of record as of May 18, 1998.

NOTE 2.   Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at June 30, 1998 and December 31, 1997 were as follows:

                                                    June 30, 1998                    December 31, 1997
                                               Amortized         Fair           Amortized           Fair
                                                    Cost        Value                Cost          Value
Securities available-for-sale:
  US Treasury securities                          $5,037       $5,159              $5,055         $5,158
  Obligations of federal                          17,775       17,920              16,068         16,191
   government agencies
  Mortgage backed securities                         829          853                 908            930
  Corporate debt obligations                         503          503                 756            756
                                                 -------      -------             -------        -------
TOTAL                                            $24,144      $24,435             $22,787        $23,035
                                                 =======      =======             =======        =======

Securities held-to-maturity:
  Obligations of states,
   municipalities and political
   subdivisions                                     $819         $828                $970           $980
                                                 =======      =======             =======         ======

NOTE 3.   Loans

Loan detail by category as of June 30, 1998 and December 31, 1997 were as follows:


                                                 June 30         December 31
                                                    1998                1997

Commercial loans                                 $55,925             $48,289
Real estate loans                                 25,110              21,112
Installment loans                                  3,933               3,852
Consumer and other loans                           4,380               4,623
                                                 -------             -------
TOTAL LOANS                                      $89,348             $77,876
                                                 -------             -------
Allowance for loan losses                         (1,284)             (1,085)
Deferred loan fees, net of deferred costs           (297)               (267)
                                                 -------             -------
NET LOANS                                        $87,767             $76,524
                                                 =======             =======


NOTE 4.   Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three month periods ended June 30, 1998 and 1997 were as follows:


                                           Three Months Ended                       Year-to-date
                                       6/30/98             6/30/97           1998                 1997
Balance, beginning of period            $1,163                $976         $1,085                 $908
Provision for loan losses                  130                  75            220                  150
Loan Charge-offs                             9                  23             21                   30
Loan Recoveries                              0                   1              0                    1
                                             -                   -              -                    -
Balance, end of period                  $1,284              $1,029         $1,284               $1,029

NOTE 5.   Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $500,000 on June 30, 1998. The note originated in February 1998, consequently there was no corresponding balance on either December 31, 1997 or June 30, 1997. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,000,000, US Bank for $1,200,000, and Federal Home Loan Bank (FHLB) for $4,976,500. There were no outstanding balances on June 30, 1998, December 31, 1997 or June 30, 1997. The bank also has access to long-term funding through the FHLB and has taken advances to fund Community Investment Program and other loans utilizing these funds. Notes payable to the FHLB were $1,949,514 on June 30, 1998, $62,684 on December 31, 1997 and $-0- on June 30, 1997.

NOTE 6.   Acquisition of Mortgage Subsidiary

As previously disclosed, the Company acquired a mortgage subsidiary on February 27, 1998. Results presented in the Consolidated Statements of Condition, Income, Cash Flow, and Stockholders' Equity for the period ending June 30, 1998 reflect the acquisition and mortgage company operating results for a four month period.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II   Other Information

     Item 2.   Changes in Securities

     The Company declared a 10 percent stock dividend, payable June 26, 1998, to all holders of record on May 18, 1998; 53,611 shares of its common stock were issued on June 26, 1998. The Company also issued 100 shares to each non-employee director, pursuant to the compensation arrangement for directors that provides for the issuance of 100 shares following the annual shareholders meeting to each director completing a period of 12 months service prior to that meeting. An additional 120 shares also were issued to those directors as a result of the stock dividend declaration. The Company believes that the issuance of its shares in these transactions either did not involve the sale of a security or were exempt from registration in accordance with the provisions of Section 4(2) of the Securities Act of 1933.

     Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on Monday, May 18, 1998. Directors reelected at that meeting for a term of 3 years with the votes cast in favor of their reelection are as follows:

     Clark H. Gemmill       (470,453)
     Phillip L. Sandberg    (470,292)
     Frederick M. Schunter  (470,453)
     William E. Shelby      (470,453)
     James R. Walker        (470,453)

     Pursuant to the provision for staggered terms in the bylaws of the Company, Jimmie T.G. Coulson, Harlan D. Douglass, Freeman B. Duncan, Donald A. Ellingsen, Bryan S. Norby, Richard H. Peterson, Hubert F. Randall, and Dwight B. Aden, Jr. continue as directors of the Company until subsequent shareholder meetings. The shareholders also ratified the selection of McFarland & Alton, P.S. as independent public accountants for the Company for the fiscal year ending December 31, 1998. 463,452 shares were voted in favor of this matter.

     Item 6.   Exhibits and Reports on Form 8-A

          (a)  Exhibits
               Ex 27  Financial Data Schedule
          (b)  Reports on Form 8-K
               Not applicable

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INLAND NORTHWEST BANCORPORATION, INC.


Date:  August 12, 1998                By  /s/ Frederick M. Schunter
                                         -----------------------------
                                      Frederick M. Schunter, President
                                      and Chief Executive Officer