Form 10QSB
period 1998-09-30
INLAND NORTHWEST BANCORPORATION INC
filed 1998-11-16
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

(   )    Quarterly report under Section 13 or 15(d) of the Securities Exchange

         Act of 1934 for the quarterly period ended __________________________.

( X )    Transition report under Section 13 or 15(d) of the Securities Exchange

         Act of 1934 for the transition period from 7/1/98 to 9/30/98.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No

The registrant has a single class of common stock, of which there are 592,881 shares issued and outstanding as of September 30, 1998.

                               Table of Contents

                                                                                              Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - September 30, 1998
               and December 31, 1997 . . . . . . . .

               Consolidated Statements of Income - Three Months and year-to-date Ended
               September 30, 1998 and 1997 . . . . . . . .

               Consolidated Statements of Cash Flow - year-to-date ended
               September 30, 1998 and 1997 . . . . . . . . .

               Consolidated Statements of Stockholders' Equity as of
               September 30, 1998 and 1997. . . . . . . .

               Notes to Consolidated Financial Statements . . . . . . . .

     Item 2.   Management's Discussion and Analysis or Plan of Operation . . . .

Part II        Other Information

     Item 2.   Changes in Securities . . . . . . . .

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . .

Signatures . . . . . . . . . . . . . . . . .

Part I  Financial Information


            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                   September 30, 1998 and December 31, 1997
                               ($ in thousands)

                                                                                             September 30            December 31
                                                                                                     1998                   1997
                                                            Assets

Cash and due from banks                                                                            $9,259                 $7,405
Federal funds sold                                                                                 14,712                  7,947
Securities held-to-maturity (Note 2)                                                                  818                    970
Securities available-for-sale (Note 2)                                                             26,424                 23,035
Federal Home Loan Bank stock, at cost                                                                 375                    309
Loans, net of allowance for loan losses of $1,292 in 1998 and $1,085 in 1997 (Notes 3 & 4)         89,917                 76,524
Accrued interest receivable                                                                           844                    701
Premises and equipment, net                                                                         2,928                  2,435
Foreclosed real estate, net of allowance of $6 in 1998 and $86 in 1997                                348                    567
Other assets                                                                                        1,898                    460
                                                                                                 --------               --------
TOTAL ASSETS                                                                                     $147,524               $120,353
                                                                                                 ========               ========

                                                          Liabilities

Noninterest bearing demand deposits                                                                28,018                 24,316
Money Market accounts                                                                              26,563                 24,598
NOW accounts                                                                                        7,494                  6,117
Savings accounts                                                                                    2,895                  2,727
Time Certificates of Deposit, $100,000 and over                                                    12,329                 12,618
Time Certificates of Deposit, under $100,000                                                       46,578                 31,335
                                                                                                 --------               --------
TOTAL DEPOSITS                                                                                   $123,877               $101,711

Securities sold under agreement to repurchase                                                       9,409                  8,434
Borrowed funds, Federal Home Loan Bank (Note 5)                                                     2,047                     63
Borrowed funds, other banks (Note 5)                                                                  500                      0
Accrued interest payable and other liabilities                                                      1,354                    685
                                                                                                  --------               --------
TOTAL LIABILITIES                                                                                 $13,309                 $9,182

                                                     Stockholders' Equity

Common stock, no par, 1,000,000 shares authorized; issued and outstanding
  592,881 in 1998 and 535,398 in 1997                                                               9,734                  8,064
Retained earnings                                                                                     192                  1,235
Accumulated other comprehensive income, net of tax of $222 for 1998 and $87 for 1997                  412                    161
                                                                                                  --------               --------
TOTAL STOCKHOLDERS' EQUITY                                                                        $10,338                 $9,460

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $147,524               $120,353
                                                                                                 ========               ========

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        Three Months and year-to-date ended September 30, 1998 and 1997
                      ($ in thousands, except per share)


                                                                                    Three Months Ended               Year-to-date
                                                                               09/30/98       09/30/97           1998           1997
                            Interest Income

Interest and fees on loans                                                     $  2,444       $  1,990       $  6,724       $  5,511
Interest on securities                                                              431            329          1,329            939
Interest on federal funds sold                                                      234             93            587            268
                                                                               --------       --------       --------       --------
TOTAL INTEREST INCOME                                                          $  3,109       $  2,412       $  8,640       $  6,718

                            Interest Expense

Interest on deposits                                                              1,196            862          3,415          2,445
Interest on securities sold under agreement to repurchase                           106            126            307            356
Interest on borrowed funds                                                           41              0             63              0
                                                                               --------       --------       --------       --------
TOTAL INTEREST EXPENSE                                                         $  1,343       $    988       $  3,785       $  2,801

NET INTEREST INCOME                                                               1,766          1,424          4,855          3,917
Provision for loan losses                                                           135             75            355            225
                                                                               --------       --------       --------       --------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           $  1,631       $  1,349       $  4,500       $  3,692

                       Noninterest Income

Fees and service charges                                                            138            125            397            358
Fees and charges on mortgage loan origination                                       219              0            375              0
Other noninterest income                                                             99             62            228            154
                                                                               --------       --------       --------       --------
TOTAL NONINTEREST INCOME                                                       $    456       $    187       $    999       $    512

                       Noninterest Expense

Salaries and employee benefits                                                      931            578          2,534          1,639
Occupancy expense                                                                   112             72            336            205
Furniture, fixtures and equipment expense                                            34             27             91             69
Depreciation and amortization expense                                                96             74            278            213
Other operating expense                                                             462            353          1,296            983
                                                                               --------       --------       --------       --------
TOTAL NONINTEREST EXPENSE                                                      $  1,634       $  1,103       $  4,535       $  3,109

INCOME BEFORE TAXES                                                                 453            432            964          1,095
Federal income tax expense                                                          206            165            439            419
                                                                               --------       --------       --------       --------
NET INCOME                                                                     $    247       $    267       $    525       $    676
                                                                               ========       ========       ========       ========


                                                                          Quarter Ended  Quarter Ended   Year-to-date   Year-to-date
                                                                               09/30/98       09/30/97       09/30/98       09/30/97
Weighted average shares outstanding                                             592,751        556,105        564,471        491,551

Basic earnings per share                                                       $   0.42       $   0.48       $   0.93       $   1.38
                                                                               --------       --------       --------       --------
Weighted average shares outstanding                                             592,751        556,105        564,471        491,551

Effect of dilutive securities                                                   127,912        115,468        127,912        104,971

Weighted average shares outstanding, adjusted for dilutive securities           720,663        671,573        692,383        596,522

Earnings per share assuming full dilution                                      $   0.34       $   0.40       $   0.76       $   1.13
                                                                                --------       --------       --------       -------


            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                Year-to-date ended September 30, 1998 and 1997
                               ($ in thousands)


                                                                                                                   Year-to-date
                                                                                                                1998           1997


Net income                                                                                                  $    525       $    676
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                                      355            225
  Depreciation and amortization                                                                                  278            213
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                                                 (143)          (108)

    Other assets                                                                                              (1,517)          (973)

    Accrued interest payable & other liabilities                                                                 669            227
                                                                                                            --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                   $    167       $    260

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                                               (6,765)           (47)

  Net (increase)/decrease in investment securities                                                            (2,917)        (1,119)

  Net (increase)/decrease in loans                                                                           (13,748)       (11,950)

  Purchase of premises and equipment net of gain or loss on asset disposal                                      (761)          (239)

  Foreclosed real estate activity                                                                                219           (505)
                                                                                                            --------       --------
NET CASH USED BY INVESTING ACTIVITIES                                                                       ($23,972)      ($13,860)


Cash flows from financing activities:
  Net increase in deposits                                                                                    22,166          7,803
  Net increase/(decrease) in securities sold under agreement to repurchase                                       975          3,043
  Net proceeds/(payments) from borrowed funds                                                                  2,484             63
  Cash received from stock sales                                                                                  35          1,951
                                                                                                            --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                   $ 25,660       $ 12,860

Net increase/(decrease) in cash and cash equivalents                                                        $  1,854       ($   740)

Cash and cash equivalents, beginning of year                                                                $  7,405       $  7,615
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                                   $  9,259       $  6,875

Supplemental noncash financing activities:
  Goodwill recognized in association with stock issued for acquisition of mortgage subsidiary               ($    66)      $      0
  Issuance of common stock for acquisition of mortgage subsidiary                                           $     66       $      0

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           As of September 30, 1997

                                                                                                        Accumulated
                                                                             Common       Retained    Comprehensive   Comprehensive
                                                             Total            Stock       Earnings           Income          Income
Balance, December 31, 1995                              $5,963,187       $5,440,010     $  493,879         $ 29,298
  Net income 1996                                          567,998                         567,998                         $567,998
  Unrealized gains (losses)                                 (2,766)                                          (2,766)         (2,766)
                                                                                                           --------       ---------
  Comprehensive income                                                                                                     $565,232
  Proceeds from sale of stock                               20,000           20,000
  Other                                                       (160)                           (160)
  Transfers                                                      0          653,276       (653,276)
                                                        ----------       ----------     ----------         --------
Balance December 31, 1996                               $6,548,259       $6,113,286      $ 408,441         $ 26,532
  Net income, 1997, year-to-date                           675,641                         675,641                        $675,641

  Unrealized gains (losses)                                172,510                                          172,510        172,510
                                                                                                                          --------
  Comprehensive income                                                                                                    $848,151

  Proceeds from sale of stock                            1,950,995        1,950,995
  Fractional shares, issued in cash                         (3,083)                         (3,083)
  Transfers                                                      0
                                                        ----------       ----------     ----------         --------
Balance, end-of-quarter, September 30, 1997             $9,344,322       $8,064,281     $1,080,999         $199,042
                                                        ----------       ----------     ----------         --------
Disclosure of 1997 reclassification amount:

Unrealized holding gains/(losses) during period         $  172,510
Less reclassification adjustment for gains/(losses)
 reported in net income                                          0
                                                        ----------
Net unrealized gains/(losses) on securities             $  172,510
                                                        ----------

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           As of September 30, 1998

                                                                                                          Accumulated
                                                                                Common       Retained   Comprehensive  Comprehensive
                                                                 Total           Stock       Earnings          Income        Income
Balance, December 31, 1996                                $  6,548,259     $ 6,113,286    $   408,441       $  26,532
  Net income 1997                                              829,404                        829,404                      $ 829,404

  Unrealized gains (losses)                                    134,647                                        134,647        134,647
                                                                                                                           ---------
  Comprehensive income                                                                                                     $ 964,051

  Proceeds from sale of stock                                1,950,995       1,950,995
  Fractional shares, issued in cash                             (3,083)                        (3,083)
  Transfers                                                          0
                                                          ------------     -----------    -----------       ---------
Balance December 31, 1997                                 $  9,460,222     $ 8,064,281    $ 1,234,762       $ 161,179
  Net income, 1998, year-to-date                               524,774                        524,774                      $ 524,774

  Unrealized gains (losses)                                    251,274                                        251,274        251,274
                                                                                                                           ---------
  Comprehensive income                                                                                                     $ 776,048

  Stock issued for acquisition of mortgage subsidiary
   (Note 6)                                                     66,780          66,780
  Proceeds from sale of stock                                   39,643          39,643
  Fractional shares, issued in cash                             (4,843)                        (4,843)
  Transfers                                                          0       1,563,042     (1,563,042)
                                                          ------------     -----------    -----------       ---------
Balance, end-of-quarter, September 30, 1998               $ 10,337,850     $ 9,733,746    $   191,651       $ 412,453
                                                          ------------     -----------    -----------       ---------
Disclosure of 1998 reclassification amount:

Unrealized holding gains during period                    $    251,274
Less reclassification adjustment for gains reported
 in net income                                                       0
                                                          ------------
Net unrealized gains on securities                        $    251,274
                                                          ------------

--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements


NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 1998, December 31, 1997, and September 30, 1997 and the results of operations and the changes in financial position for the three month and nine month periods ended September 30, 1998 and 1997.

Certain reclassifications of September 30, 1997 balances have been made to conform with the September 30, 1998 and December 31, 1997 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the quarter and year-to-date periods ending September 30, 1997 to reflect the effect of a ten percent stock dividend issued to shareholders of record as of May 19, 1998.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Carrying amount and fair values at September 30, 1998 and December 31, 1997 were as follows:
--------------------------------------------------------------------------------

                                                                                September 30, 1998             December 31,1997

                                                                             Amortized          Fair       Amortized          Fair
                                                                                  Cost         Value            Cost         Value
Securities available-for-sale:
  US Treasury securities                                                       $ 5,028       $ 5,259         $ 5,055       $ 5,158
  Obligations of federal government agencies                                    19,761        20,139          16,068        16,191
  Mortgage backed securities                                                       750           775             908           930
  Corporate debt obligations                                                       251           251             756           756
                                                                               -------       -------         -------       -------
TOTAL                                                                          $25,790       $26,424         $22,787       $23,035
                                                                               =======       =======         =======       =======

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions             $   818       $   832         $   970       $   980
                                                                               =======       =======         =======       =======

NOTE 3.  Loans

Loan detail by category as of September 30, 1998 and December 31, 1998 were as follows:


                                                                          September 30            December 31
                                                                                  1998                   1997
Commercial loans                                                              $ 56,324               $ 48,289
Real estate loans                                                               26,372                 21,112
Installment loans                                                                4,125                  3,852
Consumer and other loans                                                         4,650                  4,623
                                                                              --------               --------
TOTAL LOANS                                                                   $ 91,471               $ 77,876
                                                                              --------               --------
Allowance for loan losses                                                       (1,292)                (1,085)
Deferred loan fees, net of deferred costs                                         (262)                  (267)
                                                                              --------               --------
NET LOANS                                                                     $ 89,917               $ 76,524
                                                                              ========               ========

NOTE 4.  Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three month and nine month year-to-date periods ended September 30, 1998 and 1997 were as follows:


                                                            Three Months Ended                         Year-to-date
                                               09/30/98               09/30/97                 1998                    1997
Balance, beginning of period                    $ 1,284                $ 1,029               $ 1,085                $   908
Provision for loan losses                           135                     75                   355                    225
Loan Charge-offs                                    127                     20                   148                     50
Loan Recoveries                                       0                     14                     0                     15
                                                      -                     --                     -                     --
Balance, end of period                          $ 1,292                $ 1,098               $ 1,292                $ 1,098

--------------------------------------------------------------------------------
NOTE 5.  Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $500,000 on September 30, 1998. The note originated in February 1998, consequently there was no corresponding balance on either December 31, 1997 or September 30, 1997. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,250,000, US Bank for $1,500,000, and Federal Home Loan Bank(FHLB) for approximately $7,350,000 (5.0% of bank assets.) There were no outstanding balances on September 30, 1998, December 31, 1997 or September 30, 1997. The bank also has access to long-term funding through the FHLB and has taken advances to fund Community Investment Program and other loans utilizing these funds. Notes payable to the FHLB were $2,046,611 on September 30, 1998, $63,213 on December 31, 1997 and $-0- on September 30, 1997.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
NOTE 6.  Acquisition of Mortgage Subsidiary

As previously disclosed, the Company acquired a mortgage subsidiary on February 27, 1998. Results presented in the Consolidated Statements of Condition, Income, Cash Flow, and Stockholders' Equity for the period ending September 30, 1998 reflect the acquisition and mortgage company operating results for a seven month period. Through the seven month period, the mortgage company has incurred operating losses of $137,918. As of September 30, 1998, however, the mortgage company was operating at about a break-even level; and management anticipates that the mortgage company will contribute positively to earnings during 1999.
--------------------------------------------------------------------------------

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II   Other Information

     Item 2.   Changes in Securities.

     The Company's policy is not to issue fractional shares of common stock. Consequently, the Company accumulated fractional shares resulting from the 10 percent stock dividend declared June 26, 1998. Whole shares then were offered to all interested employees on a prorata basis at $29.00 per share. 167 shares were issued on August 10, 1998 in amounts ranging from 2 to 10 shares per employee. The Company believes that the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


Date:  November 12, 1998


                              By  /s/ Frederick M. Schunter
                                ---------------------------
                              Frederick M. Schunter, President and
                              Chief Executive Officer