Form 10QSB/A
period 1998-09-30
INLAND NORTHWEST BANCORPORATION INC
filed 1999-01-19
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Form 10-QSB/A
                                  Amendment #1

(Mark One)

(   )    Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended _________________________.

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

                               TABLE OF CONTENTS

Part II..................................................................... 3
        Item 5.  Other Information - Assessment  of Year 2000 Issues. ...... 3

PART II

         ITEM 5.  OTHER INFORMATION - ASSESSMENT  OF YEAR 2000 ISSUES.

     The Company established a Y2K committee, consisting of senior management and its internal auditor, to consider computer-related issues commonly referred to as the Year 2000 (Y2K) problem. In December, 1997, the Board of Directors also approved a budget in excess of $300,000 for equipment and expenses to meet year 2000 issues and assure that the Company would be Y2K compliant. Nearly half that amount represents the purchase of new equipment to replace equipment that was slated for replacement irrespective of year 2000 concerns; the Company did not accelerate the replacement date because of year 2000 issues. Consequently, at least $150,000 of this budgeted amount is not solely Y2K cost. Through December, 1998, the Company has spent $225,000 of that budgeted amount. The Company estimates that 1,750 employee hours have been devoted to Y2K issues to date with about 1,500 additional hours budgeted for 1999. The Company believes that these cost and employee hour estimates will be adequate. In addition, the Company purchased new Y2K compliant hardware and software for the mortgage subsidiary at a cost of $101,000. This expense was not included in the Y2K budget described above.

     The equipment purchased and the testing programs conducted to date relate to information technology systems. The Company has considered problems that might be present in non-information technology systems and is not aware of any Y2K issues arising from non-information technology systems that would have a material effect upon the Company. The Company itself is not dependent upon significant non-information technology systems.

     The Company has substantially completed testing of its computer hardware and software systems and has concluded that those critical systems will continue to accurately process and maintain customer and Company information through and beyond the century date change. Testing was accomplished during non-business hours utilizing hardware and software currently in production use. Existing databases were modified and converted for use in the testing process. System dates on existing hardware were advanced and processing was accomplished for year-end 1999 through January 3, 2000; February 28 through March 1, 2000; year-end 2000 through January 1, 2001; and several other significant dates. The Company believes that, by the end of 1999, any risk of Y2K problems will be limited to business relationships with third parties.

     Remaining, unresolved hardware and software issues are not expected to be substantial. Inland Northwest Bank (the "Bank"), the banking subsidiary of the Company, owns and operates eleven automated teller machines (ATMs) in Washington and Idaho. Each of the ATMs has been scheduled for software upgrade and larger capacity hard-drives will be installed in several of these ATMs. The Company's ATM provider expects to complete this work by March 31, 1999. With replacement of PC banking hardware, software upgrades, and purchase of a few desktop personal computers, the Company will have substantially completed its identified Y2K expenditures.

     The Company will focus in 1999 primarily on employee training and contingency planning. While some additional funds will be utilized to produce informational brochures, the more meaningful investment will be in employee time spent dealing with customer questions and concerns. Contingency planning will be related primarily to concerns with Y2K compliance by third parties. Additional testing has been accomplished with third-party vendors who provide critical services to the Company, the most important of which is the Federal Reserve System.

     While the Company has established and will manage a program to minimize internal disruption due to the century date change, it is unable to fully quantify the degree of risk that it faces due to the failure of customers, vendors, and providers to be Y2K compliant. The Company has established communication with its significant vendors and is monitoring their progress. Additionally, the Bank has completed a risk assessment of all customers who maintain significant loan or deposit relationships with the Bank. Incorporated into the Bank's provision for loan loss calculation is the result of the Bank's analysis of exposure to borrowing customers due to Y2K concerns. Despite these steps taken by the Company, there is a risk that Y2K issues facing third-parties with whom the Company must conduct business will not be resolved satisfactorily in a timely manner. If these issues are not appropriately resolved, the Company's business operations and, in turn, its financial position and results could be negatively impacted. Disaster recovery and contingency plans have been enhanced, and will receive additional attention throughout the remainder of 1999, as a means of reducing the Company's exposure to non-compliance by third-parties.

     The Company believes that it has developed and implemented an adequate plan to address remaining internal Y2K concerns. Additional costs will not be material. The Company cannot control third-party preparedness; it has implemented procedures, however, to identify risks from third-parties. Once risks are identified, it will have contingency plans to provide alternate means of providing products and services to our customers through its own systems or from Y2K compliant third parties.


                                    INLAND NORTHWEST BANCORPORATION, INC.

Date: January 15, 1999

                                    By /s/ Frederick M. Schunter
                                      ________________________________________
                                    Frederick M. Schunter, President and Chief
                                    Executive Officer