Form 10KSB
period 1998-12-31
INLAND NORTHWEST BANCORPORATION INC
filed 1999-03-30
CIK 893467

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     __________________
Commission file number 000-24151

                     Inland Northwest Bancorporation, Inc.
                 (Name of small business issuer in its charter)

              WASHINGTON                               91-1574174
    (State or other jurisdiction                      (IRS Employer
  of incorporation or organization)              Identification Number)

          421 W. Riverside,                            99201-0403
(Address of principal executive offices)               (Zip Code)

                  (Issuer's telephone number) (509) 456-8888
          Securities to be registered under Section 12(b) of the Act:

                              Title of each class
                                     None

                   Name of each exchange on which registered
                                     None

Securities to be registered under Section 12(g) of the Act:

                   Common Stock, Without Par Value Per Share
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                            ______      ______
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year      $13,027,474.
                                                        -----------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.   $15,619,241   Based on average bid/ask
price as of February 28, 1999.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest
practicable date   599,497
                   -------
Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) 9r
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                    Transitional Small Business Disclosure
                    Format (check one):
                    Yes     X    No
                         _____     _____

                                    Part I
                                (ALTERNATIVE 2)
DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Inland Northwest Bancorporation, Inc. ("the Company") was incorporated as a Washington corporation on December 10, 1991. In 1993, the Company became the bank holding company parent of Inland Northwest Bank (the "Bank") by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company pursuant to a Plan of Exchange dated March 23, 1993, as amended April 1, 1993, between the Company and the Bank (the "Plan of Exchange"). Following regulatory and shareholder approval and in accordance with the provisions of the Plan of Exchange, the transaction became effective on June 10, 1993. Since then, the Bank has been a wholly-owned subsidiary of the Company and all the outstanding shares of common stock of the Bank have been substantially all the assets of the Company until the acquisition of a mortgage company on February 27, 1998.

     The Bank had commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. During 1995, it transferred its corporate domicile and state bank charter to Idaho in order to implement branching activity in that state. During 1997, it re-transferred its corporate domicile and state bank charter to Washington.

     On February 27, 1998, the Company established a second subsidiary through the acquisition of all the outstanding common stock of Hege Company, Inc., a Washington corporation engaged in business as a non-supervised mortgage loan correspondent, in exchange for 2,385 shares of common stock of the Company. The shares were considered to have an agreed market value of $28 per share, for total consideration of $66,780, and the purchase price also included an additional cash payment of $145,554. In connection with the acquisition, the subsidiary's name was changed to INB Mortgage Company ("INB Mortgage"). INB Mortgage is a mortgage broker, acting as a mortgage loan correspondent and is qualified as a non-supervised loan mortgagee pursuant to government regulations.

     The acquisition was accounted for by the Company under the purchase method of accounting, and the Company has recognized goodwill of $198,498 as a result of the acquisition. After the acquisition, the Company increased the capitalization of INB Mortgage by making an additional capital contribution of $300,000 on March 3, 1998, in order to qualify INB Mortgage under applicable regulations to engage in additional types of correspondent mortgage loan business. To fund the acquisition and provide for the additional capital, the Company arranged for a $500,000 non-revolving line of credit with the Key Bank of Washington.

GENERAL

     THE COMPANY. During the period June 10, 1993 through December 31, 1998, the Company's assets and revenues have increased because of the growth of the Bank. The Company has expanded its business through the acquisition of its INB Mortgage subsidiary, but that subsidiary is not profitable as yet. Although the Company's management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the holding company parent of the Bank and INB Mortgage. Expenses associated with any new business activity initially would need to be funded through dividends received by the Company from the Bank or INB Mortgage. Consequently, the Company would not be able to engage in any new business activity if the associated costs and expenses would require the payment of a dividend from the Bank or INB Mortgage that would adversely affect the Bank's ability to conduct its banking activities or INB Mortgage's ability to conduct its mortgage loan activities.

     Since the primary asset of the Company currently continues to be the common stock of the Bank, the Bank's operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earnings assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank's operating results are the level of the provision for loan losses; the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities; the level of operating expenses; and income taxes. With the acquisition of INB Mortgage and at such time as the Company may engage in any other business activities, the success or failure of these business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

     THE BANK. The Bank's principal office and main branch is located in the downtown business core of Spokane, Washington, and it has nine other branches located in the Spokane, Washington, Coeur d'Alene, Idaho and Post Falls, Idaho areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Banks' deposits and loans are generated in Spokane County, Washington, (with a population in excess of 409,000) and Kootenai County, Idaho, (with a population in excess of 100,000). There is little concentration of industry in the two counties. A historical reliance on the natural resources based timber, agricultural, and mining industries has given way to a focus on trades and services, including high-tech services, in the market area. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home of 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The market area is considered strong and stable.

     Banking Services. A variety of commercial and retail banking services offered by the Bank have been the Company's principal products during the past five years. The Bank strives to occupy a niche market wherein it specializes in the delivery of depository, cash management, and lending arrangements to professionals in business and medical related services and to small businesses employing from several to 150 or more employees.

     The financial products and services include a full range of deposit accounts including checking accounts, money market accounts, and time deposits of various types. Transaction accounts and time certificates are offered at rates competitive in the primary market area. In addition, retirement accounts such as Individual Retirement Accounts are also available. All deposit accounts are insured by the FDIC up to the maximum amount.

     The Bank also offers a full range of short-to medium-term commercial and personal loans. These credit services include:

     To businesses:
          (1)  Operating loans and lines;
          (2)  Equipment loans;
          (3)  Commercial real estate and construction loans;
          (4)  Guaranteed or subsidized loan programs for small businesses; and
          (5)  Accounts receivable factoring.
     To individuals:
          (1) Installment loans for vehicle, professional services, and personal lines of credit;
          (2)  Home loans (conventional and insured);
          (3)  Home improvement and rehabilitation loans;
          (4)  Guaranteed or subsidized loan programs; and
          (5)  National credit card (Visa, Mastercard, etc.).

     Other services that the Bank offers include cash management services, investment services, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, and automatic drafts and transfers to and from various accounts.

     INB MORTGAGE. The principal office of INB Mortgage is located near the downtown business core of Spokane, Washington. At the time of its acquisition by the Company, this was its only office. Because of the Company's administrative support and capital availability, INB Mortgage expects to have a larger presence in its market. In addition to the downtown location with 14 employees, a branch office has been established in the Spokane Valley with 4 employees.

     As a broker, INB Mortgage offers virtually every mortgage product available in the market. It specializes in Conventional, FHA & VA home loans for purchase or refinance of 1-4 family residential living units. Additionally, it provides second mortgage loans for home improvement, bill consolidation, and other purposes. INB Mortgage also processes loans requiring special credit considerations, that is, subprime loans. Substantially all loans produced by INB Mortgage are sold to third party investors, including servicing rights. INB Mortgage will consider establishment of a loan servicing operating at some point in the future if it is profitable to engage in that type of activity.

     Because INB Mortgage has not become profitable, as anticipated by the Company in the business plan adopted for the acquisition, it has become necessary for the Company to replace prior management and to increase its equity contribution to a total of $719,334 as of December 31, 1998. The Company does not believe that any additional investment will be required that would have a material effect upon the Company's financial statements.

     INB Mortgage is licensed to do business throughout the States of Washington and Idaho. As its core business solidifies in its primary market area, expansion to additional markets may provide further opportunities.

COMPETITION

     THE BANK. Competition in the banking and financial services industry is significant and has intensified in recent years. Competitors include financial institutions within the traditional banking system, such as commercial banks, savings banks, savings and loan associations and credit unions. Furthermore, financial institutions from outside the traditional banking system, such as investment banking and brokerage firms, insurance companies, credit card issuers, mortgage companies, and related industries offering bank-like products, has widened the competition. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, and other recent developments, it is anticipated that competition will increase in the future. Competition in the Bank's market area is not greater than competition in other parts of the United States. Consequently, the Company does not believe that it faces unusual competitive conditions.

     At present, there are 10 other local, independent community-based banks operating in the Bank's primary market area which offer services similar to, and which are in direct competition with, the Bank. One of these community-based competitors is of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

     Based on industry information there are 13 commercial banks, savings banks and savings and loan associations in Spokane County, Washington, having a total of 102 locations and with an estimated total of $2,988 million in deposits as of June 30, 1997, the most recent date for which information is readily available. Based on the same information there are 10 commercial banks, savings banks and savings and loan associations in Kootenai County, Idaho having a total of 31 locations and with an estimated total of $785 million in deposits.

     The Bank also faces numerous non-bank competitors, which have some or all of the competitive advantages enjoyed by branch offices of larger, out-of-area institutions and may have further competitive advantages because they are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Bank.

REGULATION

     GENERAL. Bank holding companies and banks are extensively regulated under both federal and state law. Mortgage loan correspondents are subject to other federal and state law. Mortgage loan correspondents are subject to other federal and state regulations. The following information describes certain aspects of regulations applicable to the Company and its subsidiaries (including the Bank and INB Mortgage), but does not purport to be complete and is qualified in its entirety by reference to the particular provisions of these regulations. In addition, federal and state regulations are subject to future changes that may have significant impact on the way in which bank holding companies and their subsidiaries (including banks) may conduct business. The likelihood and potential effects of such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, savings banks, thrift institutions and non-banking companies, including insurance companies, securities brokerage firms, mutual funds, investment banks and major retailers. Recent legislation also has broadened the regulatory powers of the federal banking agencies in a number of areas.

     THE COMPANY. As a bank holding company, the Company is subject to various regulations, including the following, some of which may have a material impact upon the Company's future financial performance.

     Bank Holding Company Regulation. The Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (collectively, the "Federal Reserve"). The Company is required to file with the Federal Reserve an annual report and any additional information that the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

     Bank Acquisitions. The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where the Company proposes to i) acquire all or substantially all the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company. The BBC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Non-Bank Acquisitions. The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring or retaining direct or indirect ownership or control or more than 5% of the voting shares of any company that is not a bank or bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or activities which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

     Restrictions on the Acquisition of the Company. The acquisition of 10% or more of the Company's outstanding shares by any person or group of persons may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, as amended, and the acquisition of control of the Company by another company would be subject to regulatory approval under the BHC Act.

     Source of Strength Policy. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

     THE BANK. As a Washington state-chartered commercial bank the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is subject to various regulations, including the following.

     Bank Regulation. The Bank is subject to supervision, regulation and examination by the Divisions of Banking of the States of Washington and Idaho and by the FDIC. The Bank is subject to various requirements and restrictions under federal and state law, including (i) requirements to maintain reserves against deposits, (ii) restrictions on the types, amount and terms and conditions of loans that may be granted, (iii) limitations on the types of investments that may be made, the activities that may be engaged in, and the types of services that may be offered, and (iv) standards relating to asset quality, earnings, and employee compensation. The approval of a Bank's primary regulator is required prior to any merger or consolidation or the establishment or relocation of any office. Various consumer laws and regulations also affect the operations of the Banks.

     Affiliate Transactions. The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any non-bank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

     FDIC Assessments. The deposits of the Banks are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. In 1996, legislation was enacted that provides that the Financing Corporation ("FICO") bond repayment obligations would be shared by institutions insured by the BIF and the Savings Association Insurance Fund ("SAIF"). For the years 1997 through 1999, BIF-assessable deposits will be assessed at a FICO premium rate of 1/5 of the rate imposed on SAIF-assessable deposits. The FICO premiums for BIF and SAIF are 1.3 and 6.4 basis points, respectively, from January 1, 1997.

     Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio for classification as "adequately capitalized" are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in "The Company and the Bank - Risk-Based Capital Requirements" below.) The required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well-capitalized" are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 1998, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well capitalized", with ratios of 7.48%, 9.76% and 11.05%, respectively.

     Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB's policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 1998, the Bank held stock in the FHLB in the amount of $382,200.

     THE COMPANY AND THE BANK. As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

     Risk-Based Capital Requirements. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.0%. At least half of the total capital must be "Tier 1" capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

     In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3.0% for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3.0% minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

     Community Reinvestment. Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, a bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 1998 the Bank was rated "Satisfactory" with respect to CRA.

     Other Regulations. The policies of regulatory authorities, including the Federal Reserve and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. An important function of the Federal Reserve is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Supervision, regulation or examination of the Company by these regulatory agencies is not intended for the protection of the Company's shareholders.

     INB MORTGAGE. As a qualified FHA Direct Endorsement lender, INB Mortgage is governed by the regulations established by the Department of Housing and Urban Development (HUD) and is subject to their audit criteria and quality control requirements. The same is true for loans originated under the rules of the United States Veterans Administration. Conventional loans are produced under rules and requirements established by the Federal National Mortgage Association
(FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Additionally, each investor that purchases mortgage loans from INB Mortgage may have its own lending criteria and may reserve the right to audit procedures in place at INB Mortgage. INB Mortgage holds a mortgage broker's license from the State of Idaho and is subject to rules and regulations attendant to the Idaho Mortgage Brokers Practices Act. As a subsidiary of the Company, INB Mortgage is exempt from the requirement to hold a mortgage broker's license in the State of Washington; however, it is subject to regulation and review through the examination procedures established by the regulators of the Bank and as described elsewhere in this filing.

EMPLOYEES

     The Bank and INB Mortgage employed 105 full time equivalent persons as of December 31, 1998; the Company does not have any compensated employees.

MERGER OF INDEPENDENT PUBLIC ACCOUNTING FIRM

     Effective on January 1, 1999, McFarland & Alton, P.S. merged its practice with Moss Adams LLP and accordingly, the independent certified public accountant for future filings for Inland Northwest Bancorporation, Inc. (The "Company") will be Moss Adams LLP. Moss Adams LLP audited the Company's financial statements as of December 31, 1998 and rendered its unqualified opinion thereon. There have not been any disagreements between the Company and McFarland & Alton, P.S. up to the date of this filing, nor did Inland Northwest Bancorporation, Inc. consult with Moss Adams LLP prior to the merger.

SUMMARY PERFORMANCE INFORMATION

     Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

     The Bank has experienced growth in total assets of 25.8% and 20.9% for the fiscal years ended December 31, 1998 and 1997, respectively. Net loan growth was 19.9% and 16.07% for these same periods. Also for these same periods, loan losses net of recoveries were $399,557 and 47,994, respectively. The Bank continues to provide for anticipated future losses through increases in the allowance for loan loss reserve which was at $1,184,322, or 1.30% of outstanding loans, on December 31, 1998 and $1,085,374, or 1.40% of outstanding loans, on December 31, 1997. For information on the Bank's capital ratios as of December 31, 1998, see "Regulation - The Bank - Prompt Corrective Action" and "Regulation - The Company and the Bank - Risk-Based Capital Requirements" above.

STATISTICAL DISCLOSURE

     Certain statistical and other information is set forth below. All information in this sub-section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part F/S of this Form 10-SB.

     All references in this sub-section to historical statistical and other information are to the historical consolidated information of the Company and the Bank for the two most recently ended fiscal years.

I. Distribution of Assets, Liabilities and Stockholder Equity;
   Interest Rates and Interest Differential.

                AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES
                             (Dollars in Thousands)

                                                               1998                               1997

                                                                       Average                            Average
                                                                         Yield                              Yield
                                                           Interest    Earned/               Interest     Earned/
                                                 Average    Income/       Rate     Average    Income/        Rate
                                                 Balance    Expense       Paid     Balance    Expense        Paid
                           ASSETS:
 Investment Securities:
   Taxable Investments                           $25,943     $1,715      6.61%     $20,477     $1,258       6.14%
   Nontaxable Investments                            819         36      4.40%          78          4       5.13%
                                                --------    -------      -----    --------     ------       -----
     Total Investment Securities                 $26,762     $1,751      6.54%     $20,555     $1,262       6.14%

 Interest-bearing Deposits with Banks               $101         $5      4.95%        $285        $13       4.56%
 Fed Funds Sold                                   15,183        815      5.37%       6,798        367       5.40%
                                                --------    -------      -----    --------     ------       -----
     Total Investments                           $42,046     $2,571      6.11%     $27,638     $1,642       5.94%

 Real Estate Loans                               $24,934     $2,351      9.43%     $23,296     $2,221       9.53%
 Consumer Loans                                    7,404        674      9.10%       7,417        642       8.66%
 VISA/MC                                           1,091        103      9.44%       1,066        104       9.76%
 Commercial Loans                                 54,576      4,903      8.98%      39,553      3,767       9.52%
                                                --------    -------      -----    --------     ------       -----
     Total Loans                                 $88,005     $8,031      9.13%     $71,332     $6,734       9.44%
                                                --------    -------      -----    --------     ------       -----
     Total Earning Assets                       $130,051    $10,602      8.15%     $98,970     $8,376       8.46%
 Less Reserve for Possible Loan Losses           ($1,224)                          ($1,025)
 Cash and Due from Banks                          $7,464                            $5,831
 Other Non-earning Assets                          4,653                             5,979
                                                --------                          --------
     Total Assets                               $140,944                          $109,755
                                                ========                          ========

             LIABILITIES AND STOCKHOLDER'S EQUITY

 NOW Accounts                                     $6,270       $111      1.77%      $4,842        $89       1.84%
 Money Market Accounts                            25,672      1,004      3.91%      23,689        994       4.20%
 Savings Accounts                                  2,898         71      2.45%       2,641         66       2.50%
 Other Time Deposits                              57,932      3,363      5.81%      38,954      2,209       5.67%
                                                --------    -------      -----    --------     ------       -----
     Total Interest-bearing Deposits             $92,772     $4,549      4.90%     $70,126     $3,358       4.79%
 Securities Sold Under
     Repurchase Agreements/Borrowed Funds         10,604        490      4.62%       9,718        472       4.86%
                                                --------    -------      -----    --------     ------       -----
     Total Interest-bearing Liabilities         $103,376     $5,039      4.87%     $79,844     $3,830       4.80%

 Demand Deposits                                 $26,553                           $21,158
 Other Liabilities                                 1,157                               790
 Stockholder's Equity                              9,858                             7,963
                                                --------                          --------
     Total Liabilities and
       Stockholder's Equity                     $140,944                          $109,755
                                                ========                          ========

 Net Interest Income                              $5,563                            $4,546
 Net Average Yield on
   Interest-earning Assets                          4.28%                             4.59%


 COMMENTS
 1.    There were no out-of-period adjustments.
 2.    Loan fees are not included in interest income.
 3.    Bank was not involved in any foreign activities.



                                                                               Change             Difference   Change
                                                                             in income            in income   in income  Net change
                                                                               due to              on 1997     due to     in income
                                                                               change             volume due  change in  due to rate
                                                                     1997        in       Change    to rate   rate and   and volume
                                     1998        1997   VARIANCE     RATE      volume     in rate    change    volume     changes
                                    -------    -------  --------     -----    -------     -------  ---------  ---------  ----------
                     ASSETS
 Loans                              $88,005    $71,332   $16,673     9.44%     $1,574     -0.31%     ($225)     ($52)      $1,297

 Securities                         $26,762    $20,555    $6,207     6.14%       $381      0.40%       $83       $25         $489

 Fed Funds Sold/Interest
   Bearing Bank Balances            $15,284     $7,083    $8,201     5.36%       $440      0.00%        $0        $0         $440
                                                         -------                                                           ------
 Net Change in Income on                                 $31,081                                                           $2,226
  Total Earning Assets                                   =======                                                           ======



                  LIABILITIES
 NOW Accounts                        $6,270     $4,842    $1,428     1.84%        $26     -0.07%       ($3)      ($1)         $22

 Money Market Accounts               25,672     23,689     1,983     4.20%         83     -0.29%       (68)       (6)          10

 Savings Accounts                     2,898      2,641       257     2.50%          6     -0.05%        (1)       (0)           5

Other Time Deposits                  57,932     38,954    18,978     5.67%      1,076      0.13%        52        25        1,154

 Securities Sold under
   Repurchase Agreements             10,604      9,718       886     4.86%         43     -0.24%       (23)       (2)          18
                                                                                                                           ------
 Net Change in Expense on
   Total Interest Bearing Deposits                                                                                         $1,209

 Net Increase in Net
   Interest Income                                                                                                         $1,017


II.  Investment Portfolio.

Securities

The book & market values of the major classifications of investment securities were as follows:

                                                        December 31, 1998        December 31, 1997

                                                       Amortized        Fair    Amortized       Fair
                                                            Cost       Value         Cost      Value
 Securities available-for-sale:
   US Treasury securities                                 $5,019      $5,209       $5,055     $5,158
   Obligations of federal government agencies             18,248      18,424       16,068     16,191
   Mortgage backed securities                              1,960       1,970          908        930
   Corporate debt obligations                                250         250          757        756
                                                         -------     -------      -------    -------
 TOTAL                                                   $25,477     $25,853      $22,788    $23,035
                                                         =======     =======      =======    =======
 Securities held-to-maturity:
   Obligations of states, municipalities
     and political subdivisions                             $818        $832         $970       $980
                                                            ====        ====         ====       ====

 Analysis of Investment Securities

 The following table sets forth the maturities of investment securities at December 31, 1998.

                                                   After                        After
                                                   1 yr.                        5 yr.
                                                    but                          but
                              Within  Weighted     Within       Weighted        Within   Weighted     After     Weighted
                              1 yr.    Average     5 yr.         Average        10 yr.    Average     10 yr.     Average
                             Maturity    Yield    Maturity        Yield        Maturity    Yield     Maturity     Yield
                             -------- --------    --------      --------       --------   -------    --------   -------
 U.S. Treasury                $2,516     5.72%     $1,499         6.40%          $1,005     6.91%         $0        n/a     $5,020

 U.S. Government Agencies      2,275     6.01%      1,984         6.58%          13,988     6.54%      1,960      6.88%    $20,207

 State and Political
   Subdivisions                  240     4.27%        353         4.61%             225     4.50%          0        n/a       $818

 Other Securities                250     6.34%        n/a         0.00%               0       n/a          0        n/a       $250
                                 ---     ----         ---         ----                -       ---          -        ---       ----
 Total by Maturity
   and Yield                  $5,281     5.81%     $3,836         6.33%         $15,218     6.53%     $1,960      6.88%    $26,295


COMMENT 1. Yields have not been adjusted on tax-exempt investments to determine a tax-equivilent yield due to the nominal amount held in the portfolio ($818)

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholder's equity.

III. Loan Portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                                                   December 31
                                                                   -----------
                                                          1998                         1997
                                                          ----                         ----
       Commercial loans                                 $58,779                      $48,289
       Real estate loans                                 24,024                       21,112
       Installment loans                                  4,227                        3,852
       Consumer and other loans                           4,531                        4,623
       TOTAL LOANS                                      $91,561                      $77,876
                                                        -------                      -------
       Allowance for loan losses                         (1,184)                      (1,085)
       Deferred loan fees, net of deferred costs           (256)                        (267)
                                                            ---                          ---
       NET LOANS                                        $90,121                      $76,524
                                                        =======                      =======

The following table shows the amounts and maturity analysis of commercial and real estate construction loans outstanding as of December 31, 1998.

                                                                            Maturing
                                                                            --------
                                                                 After 1 yr.
                                               Within 1 yr.     but Within 5      After 5 yr.
                                                 Maturity       yr. Maturity       Maturity         TOTAL
       Commercial                                 $30,029          $11,590          $17,159        $58,778
       Real Estate Loans                           10,244            3,350           10,430         24,024
       Installment                                    844            2,029            1,355          4,228
       Consumer and Other                           4,298                0              233          4,531
                                                  -------          -------          -------        -------
                                                  $45,415          $16,969          $29,177        $91,561

Loans maturing after one year with

     Fixed Rates                         $8,473          $27,491
     Variable Rates                       8,496            1,686
                                        -------          -------
     Totals                             $16,969          $29,177

Loans are placed in a nonaccrual status when they are not adequately collateralized and when, in the opinion of management, the collection of interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments of principal and interest. Interest previously accrued but not collected is reversed and charged against income at the time the loan is placed on nonaccrual status.

                                                              December 31
                                                         --------------------
                                                           1998         1997
                                                        (Dollars in Thousands)
     Loans accounted for on a nonaccrual basis             $144         $136
     Loans contractually past due ninety days or more      $632         $220
        as to interest or principal
     Gross interest income which would have been           $163          $36
        recorded under original terms
     Gross interest income recorded during the period.     $128          $37


C.2. As of the end of the most recent reported period, 12/31/98, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.  Summary of Loan Loss Experience

     The following table provides an analysis of net losses by loan type for the past two years:

                                                                               December 31
                                                                               -----------
                                                                       1998                      1997
                                                                           (Dollars in Thousands)
       Total loans net of deferred fees at end of period              $91,305                   $77,609

       Monthly average net loans                                       88,005                    71,332

       Balance of allowance for possible loan losses at                 1,085                       908
          beginning of period

       Loan charge-offs:
          Commercial                                                      342                        48
          Real Estate                                                       7                        15
          Installment                                                      62                         0
             Total Charge-offs                                            411                        63

       Recoveries of loans previously charged-off:
          Commercial                                                        0                        15
          Real Estate                                                       0                         0
          Installment                                                      11                         0
             Total Recoveries                                              11                        15
       Net Charge-offs                                                    400                        48

       Provision charged to expense                                       499                       225

       Balance of allowance for possible loan losses at                 1,184                     1,085
          end of period

       Ratio of net charge-offs during period to average                 0.45%                     0.07%
          loan outstanding

                    Breakdown of Allowance for Loan Losses:


                                                                                   December 31
                                                                                   -----------
                                                                         1998                         1997
                                                                               (Dollars in Thousands)
                                                                   % of Loans                   % of Loans
                                                                     to Total                     to Total
                                                       Amount           Loans       Amount           Loans
                                                       ------        --------       ------        --------
       Risk Category 1 (Excellent)                         $1           0.08%           $1           0.09%
       Risk Category 2 (Good)                               3           0.25%            4           0.37%
       Risk Category 3 (Pass)
          Commercial                                      291          24.58%          229          21.11%
          Consumer                                         85           7.18%           86           7.93%
       Risk Category 4 (Pass/Monitor)                      94           7.94%           74           6.82%
       Risk Category 5 (Watch)                             44           3.72%           17           1.57%
       Risk Category 6 (Substandard)                      269          22.72%          259          23.87%
       Risk Category 7 (Doubtful)                          12           1.01%            0           0.00%
       SBA Loans Sold (Retained Portion)                   46           3.89%           18           1.66%
       Bankcard Loans                                      57           4.81%           54           4.98%
       Specifically Identified Potential Loss             124          10.47%          227          20.92%
       Commitments to Lend under Lines of Credit          147          12.42%           76           7.00%
       Supplementary Allowance
         Not Specifically Allocated                        11           0.93%           40           3.69%
                                                       ------         -------       ------         -------
                                                       $1,184         100.00%       $1,085         100.00%

V.   Deposits

     The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                        Years Ended
                                                                        December 31
                                                                        -----------
                                                                 1998                    1997
                                                                    (Dollars in Thousands)
                                                   Amount        Rate        Amount      Rate
                                                  -------        ----       -------      ----
       Non-interest Bearing Demand Deposits       $26,553         n/a       $21,158       n/a
                                                  -------        ----       -------      ----
       Interest Bearing Deposits:
          NOW Accounts                              6,270        1.77%        4,842      1.84%
          Money Market Accounts                    25,672        3.91%       23,689      4.20%
          Savings Accounts                          2,898        2.45%        2,641      2.50%
          Other Time Deposits                      57,932        5.81%       38,954      5.67%
                                                  -------        -----      -------      -----
       Total Interest Bearing Deposits            $92,772        4.90%      $70,126      4.79%
                                                  =======        =====      =======      =====

Maturities of Time Certificates of Deposit over $100,000 are shown below:

                                                    December 31
                                                    -----------
                                                 1998         1997
                                               (Dollars in Thousands)
       3 Months or Less                         $4,390        $5,442
       Over 3 through 6 Months                   3,681         3,802
       Over 6 through 12 Months                  2,320         2,397
       Over 1 year through 5 years                 451           977
       Over 5 years                                  0             0
                                               -------       -------
                                               $10,842       $12,618
                                               =======       =======

VI.  Return on Equity and Assets

Ratios for the two-year periods ended December 31, 1998 and December 31, 1997 are as follows:

       Ratio:                          1998       1997
       ------                          ----       ----
       Return on Average Assets        0.67%      0.76%
       Return on Average Equity        9.61%     10.42%
       Equity to Average Assets        6.99%      7.26%
       Dividend Payout Ratio              0          0

VII. Short-term Borrowings:

Note payable, FHLB advances maturing 1999, 5.15% fixed rate. Requires monthly principal and interest payment of $752.

Rate Shock Analysis

Periodically, the Bank commissions an analysis of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank's equity. The analyses are performed by the Independent Banker's Association of America quarterly, and the Seattle Branch of the Federal Home Loan Bank annually.

The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of between +400 basis points and -400 basis points (+ 4% to - 4%) as applied to all earning assets and interest bearing liabilities. Depending upon the repricing characteristics of the Bank's assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income. If, for example, substantially all of the Bank's deposits are fixed rate and substantially all of the Bank's loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar, but generally opposite, effect of the value of the Bank's equity.

Presented below are the results of the analysis performed on financial information as of December 31, 1998. The results are supportive of Bank management's desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. There is currently no specific discipline that Bank management applies to change in economic value of equity.

                    Net Interest Income and Market Value
                              Summary Performance

                               ($ in thousands)

                    Net Interest Income            Economic Value of Equity
Projected
Interest Rate  Estimated   $Change    %Change   Estimated  $Change   %Change
 Scenario        Value    From Base  From Base    Value   From Base From Base
-------------------------------------------------------------------------------
   +400         $7,097      $826       13.17%     $6,680   ($5,402)  -44.71%
   +300          6,888      $617        9.84%      7,865   ($4,217)  -34.90%
   +200          6,684      $413        6.59%      9,241   ($2,841)  -23.51%
   +100          6,478      $207        3.30%     10,645   ($1,437)  -11.89%
   Base          6,271      $  0        0.00%     12,082    $    0     0.00%
   -100          6,050     ($221)      -3.52%     13,352    $1,270    10.51%
   -200          5,788     ($483)      -7.70%     14,204    $2,122    17.56%
   -300          5,507     ($764)     -12.18%     15,339    $3,257    29.96%
   -400          5,209   ($1,062)     -16.94%     16,672    $4,590    37.99%
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     The section, as well as certain other sections of this Annual Report may contain forward-looking statements regarding, among other possible items, anticipated trends in the Company's business. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of various factors, including, among other possible ones, competition, regulatory, economic and business influences, services and products, business and growth plans and strategies, and other relevant market conditions. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this section or other sections of this Annual Report will in fact transpire or prove to be accurate.

ASSESSMENT OF YEAR 2000 ISSUES.

     The Company established a Y2K committee, consisting of senior management and its internal auditor, to consider computer-related issues commonly referred to as the Year 2000 (Y2K) problem. In December 1997, the Board of Directors also approved a budget in excess of $300,000 for equipment and expenses to meet year 2000 issues and assure that the Company would be Y2K compliant. Nearly half that amount represents the purchase of new equipment to replace equipment that was slated for replacement irrespective of year 2000 concerns; the Company did not accelerate the replacement date because of year 2000 issues. Consequently, at least $150,000 of this budgeted amount is not solely a Y2K cost. Through December 1998, the Company has spent $225,000 of that budgeted amount. The Company estimates that 1,750 employee hours have been devoted to Y2K issues to date with about 1,500 additional hours budgeted for 1999. The Company believes that these cost and employee hour estimates will be adequate. In addition, the Company purchased new Y2K compliant hardware and software for the mortgage subsidiary at a cost of $101,000. This expense was not included in the Y2K budget described above.

     The equipment purchased and the testing programs conducted to date relate to information technology systems. The Company has considered problems that might be present in non-information technology systems and is not aware of any Y2K issues arising from noninformation technology systems that would have a material effect upon the Company. The Company itself is not dependent upon significant non-information technology systems.

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

     Remaining unresolved hardware and software issues are not expected to be substantial. Inland Northwest Bank (the "Bank"), the banking subsidiary of the Company, owns and operates eleven automated teller machines (ATMs) in Washington and Idaho. Each of the ATMs has been scheduled for software upgrade and larger capacity hard-drives will be installed in several of these ATMs. The Company's ATM provider expects to complete this work by March 31, 1999. With replacement of PC banking hardware, software upgrades, and purchase of a few desktop personal computers, the Company will have substantially completed its identified Y2K expenditures.

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

     While the Company has established and will manage a program to minimize internal disruption due to the century date change, it is unable to fully quantify the degree of risk that it faces due to the failure of customers, vendors, and providers to be Y2K compliant. The Company has established communication with its significant vendors and is monitoring their progress. Additionally, the Bank has completed a risk assessment of all customers who maintain significant loan or deposit relationships with the Bank. Incorporated into the Bank's provision for loan loss calculation is the result of the Bank's analysis of exposure to borrowing customers due to Y2K concerns. Despite these steps taken by the Company, there is a risk that Y2K issues facing third parties with whom the Company must conduct business will not be resolved satisfactorily in a timely manner. If these issues are not appropriately resolved, the Company's business operations and, in turn, its financial position and results could be negatively impacted. Disaster recovery and contingency plans have been enhanced, and will receive additional attention throughout the remainder of 1999, as a means of reducing the Company's exposure to non-compliance by third parties.

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

DESCRIPTION OF PROPERTY

     The Company does not own or lease any real property and does not own any personal property other than the shares of common stock of its subsidiaries; it utilizes the premises and equipment of the Bank.

     The Bank owns the real property for the Northpointe branch located in north Spokane, Washington. The Bank also owns the building for the South Hill branch located in south Spokane, Washington, constructed on leased land.

     The Bank leases its principal office and main branch located at the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space which is used for a drive-through banking station and parking facilities.

     The Bank leases a total of six other branches situated inside retail grocery stores. The Bank leases an additional branch in Coeur d'Alene, Idaho (the Sherman Avenue branch). Four branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch). The remaining branches in leased facilities are located in Post Falls, Idaho (the Post Falls branch) and Coeur d'Alene, Idaho (the Appleway branch).

     In addition to the one owned location, the Bank has made significant improvements in the one ground-leased location and in the leasehold improvements in the eight leased locations. As of December 31, 1998, the total net book value of the Company's consolidated premises and equipment was $3,055,063.

     INB Mortgage leases its offices located in downtown Spokane, Washington and in the Spokane Valley.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS

     The Board of Directors of the Company currently consists of thirteen members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one-third of the Board would be in its first year of service, one-third would be in its second year of service, and another one-third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

     Dwight B. Aden, Jr. - Mr. Aden is 56 and was elected as a director of the Bank and the Company on May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 1999. During the past five years, Mr. Aden has been a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington; he retired in 1997.

     Jimmie T.G. Coulson - Mr. Coulson is 65 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson's current term as director will be up for election at the annual meeting of shareholders to be held in 1999. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d'Alene's Company, a steel service center and fabrication facility located in Spokane, Washington.

     Harlan D. Douglass - Mr. Douglass is 61 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass' current term as a director will be up for election at the annual meeting of shareholders to be held in 1999. Mr. Douglass' primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

     Freeman B. Duncan - Mr. Duncan is 52 and was elected as a director of the Bank and the Company on May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 1999. Mr. Duncan is an attorney specializing in real estate matters.

     Donald A. Ellingsen, M.D. - Dr. Ellingsen is 62 and was elected as a director of the Bank and the Company on May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 1999. Dr. Ellingsen is retired; for the five years prior to his retirement, he was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

     Clark H. Gemmill - Mr. Gemmill is 56. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill was reelected as a director at the annual meeting of shareholders held in 1998. During the past five years, he has been a Vice President with Paine Webber (successor in interest to Kidder, Peabody Inc.), a financial investment firm with a branch office in Spokane, Washington.

     Bryan S. Norby - Mr. Norby is 42. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby's current term as a director will be up for election at the annual meeting of the Shareholders to be held in 2000. Mr. Norby is a certified public accountant and is Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

     Richard H. Peterson - Mr. Peterson is 64 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson's current term as a director will be up for election at the annual meeting of the shareholders to be held in 2000. During the past five years, Mr. Peterson was the President and Chief Executive Officer of Peterson & Company, an independent investment securities firm in Spokane, Washington until 1994 and is now a vice president of Everen Securities at its branch in Spokane.

     Hubert F. Randall - Mr. Randall is 70.  He has been a director of the
Bank since its incorporation on May 26, 1989 and has been a director of the Company since March 30, 1992. Mr. Randall's current term as a director will be up for election at the annual meeting of the shareholders to be held in 2000. Mr. Randall retired as the Executive Vice President and Chief Executive Officer of Kim Hotstart Manufacturing Company, Inc., a Spokane company specializing in the design and manufacture of heating systems for industrial engines, during July 1990.

     Phillip L. Sandberg - Mr. Sandberg is 66 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg was re-elected as a director at the annual meeting of shareholders held in 1998. Mr. Sandberg is retired; for the five years prior to his retirement, he was the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

     Frederick M. Schunter - Mr. Schunter is 62; he is a director, President and Chief Executive Officer of the Bank. He has fulfilled those capacities with the Bank since its incorporation on May 26, 1989 and he has been a director and President of the Company since December 10, 1991. Mr. Schunter was re-elected as a director at the annual meeting of shareholders held in 1998. Mr. Schunter also is the Chief Executive Officer of INB Mortgage.

     William E. Shelby - Mr. Shelby is 60 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Shelby was reelected as a director at the annual meeting of shareholders held in 1998. Mr. Shelby is employed as the Vice President of Store Development for U.R.M. Stores, Inc.

     James R. Walker - Mr. Walker is 65 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker was reelected as a director at the annual meeting of the shareholders held in 1998. Mr. Walker was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm, from 1968 until his retirement in 1995.

OFFICERS

     In addition to Mr. Schunter, the officers of the Company and its subsidiaries are:

     Jennifer L. Johnson - Ms. Johnson is 38 and is an officer of the Bank. She also is the Secretary of the Company. She has been employed by the Bank from 1989 to date and by the Company since 1992.

     Christopher C. Jurey - Mr. Jurey is 49 and has been an officer of the Bank since 1991. Prior to that time, Mr. Jurey was a Commercial Loan Officer. He currently is an Executive Vice President of the Bank and the Chief Financial Officer of INB Mortgage.

     Randall L. Fewel - Mr. Fewel is 50 and joined the Bank as a Vice President and Senior Loan Officer in March 1994. He currently is an Executive Vice President.

     Douglas Beaudoin - Mr. Beaudoin  is 48 and joined INB Mortgage as
President and Chief Operating Officer on November 23, 1998. Prior to joining INB Mortgage, he was an officer with a commercial bank with general banking responsibilities and with another commercial bank with specific responsibilities for residential and commercial real estate lending activities.

     There are no family relationships among these directors and executive officers.

REMUNERATION OF DIRECTORS AND OFFICERS

     The following table sets forth information as to remuneration received by the three highest paid employees or officers of the Bank in the 1998 fiscal year. No officer or director of the Company has received any remuneration or indirect financial benefit to date.

   Name of individual       Capacities in which remuneration       Aggregate annual
  or identity of group                was received                   remuneration
                                                                 for last fiscal year
-------------------------------------------------------------------------------------
Frederick M. Schunter     President and Chief Executive Officer       $161,914 (1)
-------------------------------------------------------------------------------------
Christopher C. Jurey      Executive Vice President                      96,668
-------------------------------------------------------------------------------------
Randall L. Fewel          Executive Vice President                     100,981
-------------------------------------------------------------------------------------

(1) Does not include benefits under a retirement plan for Mr. Schunter which is further described below. The net post-retirement cost recognized for this plan in fiscal year 1998 was $35,000.

     Directors of the Bank (excluding Mr. Schunter) receive an attendance fee in the amount of $200 per meeting and $100 per committee meeting. Directors also receive 100 shares of Common Stock of the Company annually. A compensation arrangement has not been established for the directors of the Company as yet. The aggregate annual remuneration of officers and directors of the Bank as a group was $522,999 for fiscal year 1998.

     The Bank and Frederick M. Schunter entered into an Employment Agreement dated January 1, 1991. This employment agreement has been amended, effective January 1, 1994. The employment term has been changed to a continuous period until such time as the Bank notifies the employee that the Bank will establish an employment term of three years commencing with the date of receipt of the notice by the employee. At that time, the Bank also has the right to terminate the employee without cause. The agreement provides that the directors will set the Fixed Salary each year. The amended agreement also contains a covenant not to compete providing, essentially, that the employee may not compete with the Bank during a term of employment or for a period of three years following a voluntary termination of employment; if there has been a change in control, as defined by that agreement, then the covenant not to compete will be for a period of two years. Mr. Schunter's current Fixed Salary is $150,000.

     The Bank has entered into employment agreements with Mr. Jurey, Mr. Fewel and Ms. Johnson; these employment agreements provide for a continuous employment term until such time as the Bank notifies the employee that the Bank will establish an employment term of one (1) year commencing with the date of receipt of notice by the employee. The Fixed Salary for Christopher C. Jurey currently is $91,924, the Fixed Salary for Randall L. Fewel currently is $91,924 and the Fixed Salary for Jennifer L. Johnson is $70,620.

     The Bank has purchased and maintains a term life insurance policy for the benefit of the Chief Executive Officer during the employment term in the aggregate amount of $250,000. The Bank is the owner and beneficiary of life insurance policies on Mr. Schunter with a total face value of $226,274 and cash surrender value of $115,995 and $95,379 at December 31, 1998 and 1997, respectively.

     Mr. Schunter also has an unfunded retirement plan which vests in full at retirement. The plan provides for monthly payments to the executive upon his retirement or termination of employment and, alternatively, to his designated beneficiary in the event of his death, for a period of fifteen years following retirement at age 65. At December 31, 1998 and 1997, $134,764 and $99,764, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age. The net post-retirement benefit cost recognized during the years ended December 31, 1998 and 1997, was $35,000 and $35,000, respectively.

     Both the Bank and the Company are and will be highly dependent upon the services of; Mr. Schunter, Mr. Jurey, Mr. Fewel, and Ms. Johnson. Other than the Employment Agreements described herein, neither the Bank nor the Company have any specific arrangement with these individuals to assure that they will remain with the Bank or the Company and not compete upon termination of their employment.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

     This information has been provided for the four highest paid executive officers of the Bank. The Company does not have any compensated officers.

Title of Class     Name and Address of Owner      Amount Owned   Percent of Class
                                                                (as of 2-28-99)
---------------------------------------------------------------------------------
Common Stock       F. M. Schunter
                   421 W. Riverside, Suite 113
                   Spokane, WA 99201-0403            20,272          3.38%
------------------------------------------------------------------------------
Common Stock      Christopher C. Jurey
                  421 W. Riverside, Suite 113
                  Spokane, WA 99201-0403              5,903           .98%
------------------------------------------------------------------------------
Common Stock      Randall L. Fewel
                  421 W. Riverside, Suite 113
                  Spokane, WA 99201-0403              1,602           .27%
------------------------------------------------------------------------------
Common Stock      Jennifer L. Johnson
                  421 W. Riverside, Suite 113
                  Spokane, WA 99201-0403                590           .10%
------------------------------------------------------------------------------


     Officers and directors as a group own of record, to the knowledge of the Company, 129,852 shares of common stock of the Company, representing 21.66% of the outstanding shares of common stock. No shareholder presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company.


                          Title and Amount of
                           Securities Called for                  Date Exercisable
Name of Holder           by Options, Warrants    Exercise Price        (if not        Expiration Date
                               or Rights                              currently
                                                                      vested)
------------------------------------------------------------------------------------------------------
F.M. Schunter            option - 1000                    24.50                      January 1, 2000
                         option - 1000                    25.00                      January 2, 2001
                         option - 1000                    25.00                      December 16, 2006
                         option - 1000                    26.00                      December 15, 2007
                         option - 1500                    32.00   December 16, 1999  December 14, 2008
                         warrants - 12,933                10.25                      January 16, 2000
                                                  (as adjusted)
------------------------------------------------------------------------------------------------------
Christopher C. Jurey     option - 500                     24.50                      January 1, 2000
                         option - 500                     25.00                      January 2, 2001
                         option - 500                     25.00                      December 16, 2006
                         option - 500                     26.00                      December 15, 2007
                         option - 1000                    32.00   December 16, 1999  December 14, 2008
------------------------------------------------------------------------------------------------------
Randall L. Fewel         option - 500                     24.50                      January 1, 2000
                         option - 500                     25.00                      January 2, 2001
                         option - 500                     25.00                      December 16, 2006
                         option - 500                     26.00                      December 15, 2007
                         option - 1000                    32.00   December 16, 1999  December 14, 2008
------------------------------------------------------------------------------------------------------
Jennifer L. Johnson      option - 500                     24.50                      January 1, 2000
                         option - 500                     25.00                      January 2, 2001
                         option - 500                     25.00                      December 16, 2006
                         option - 500                     26.00                      December 15, 2007
                         option - 1000                    32.00   December 16, 1999  December 14, 2008
------------------------------------------------------------------------------------------------------

The options granted to the above persons expiring December 16, 2006, December 15, 2007 and December 14, 2008, respectively, are subject to a vesting schedule of 20% per year after the first year.

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

     The Bank has had, and may be expected to have in the future, deposits and loans in the ordinary course of business with directors, officers, their immediate families and affiliated companies in which they are principal shareholders, all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable banking transactions with others. The loan balance of any one related party is not material. The aggregate loan balances with related parties at December 31, 1998, was $1,041,586 including unused commitments.

                                    PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

     There is no established public trading market for the Company's shares of common stock. Transactions take place from time to time and the Company becomes aware of those transactions if certificates are presented for transfer. Quotations are published in a daily newspaper in Spokane, Washington, but those quotations are not reflective necessarily of actual transactions. The quotations are prepared by a registered broker deal as a guide to shareholders intending to engage in a transaction. The high and low range of those quotations by quarters for the Company's last two fiscal years is set forth below.

                               1998            1997

                            High     Low    High    Low

January 1 - March 31       $30.00  $28.00  $25.00  $24.00

April 1 - June 30          $30.00  $29.00  $25.00  $25.00

July 1 - September 30      $30.00  $30.00  $25.00  $25.00

October 1 - December 31    $30.00  $30.00  $27.00  $25.00

     *In January 1997 the Company declared a 10% stock dividend. In June 1997 existing shareholders were allowed to purchase one additional share for each five shares owned. The exercise price on the "Rights" offering was well below market, at $16.00 per share. The quotations listed above have not been adjusted to reflect the effect that the issuance of additional shares, some of which were below market, may have had on actual transaction values or quotations.

     The Company also declared a 10% stock dividend, payable June 26, 1998, to holders of record May 18, 1998; 58,611 shares were issued on June 26, 1998.

     The above quotations also do not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used. To the best knowledge of the Company, the highest and lowest prices per share paid in actual transactions during the quarter ended December 31, 1998 was $32.00 and $30.00, respectively.

Holders

     As of December 31, 1998, there were approximately 487 holders of record of the Company's common stock, including shares held, to the best knowledge of the Company, by non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of record holders.

Dividends

     In the last two fiscal years, the Company has not declared or paid any cash dividends on its common stock.

     Under the Washington Business Corporation Act, dividends may not be paid if, after the payment is made, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities (plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders, if any, whose preferential rights are superior to those receiving the distribution).

     The principal source of the Company's revenue and cash flow is dividends from the Bank and other subsidiaries. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends or otherwise make distributions or supply funds to the Company. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the bank subsidiary's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

     Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

ITEM 2.   LEGAL PROCEEDINGS

     Other than routine litigation incidental to the business of the subsidiaries, there are no pending legal proceedings in which the Company or either of its subsidiaries is a party or any of their respective properties is subject. There are no pending legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

ITEM 3.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     During the Company's two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or any significant subsidiary.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holder during the fourth quarter of the 1998 fiscal year.

ITEM 5.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based on the Company's review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been complied with in 1998 except for the following:

          Harlan D. Douglass, a director, disclosed on an amended Form 5 filed March 22, 1999, that he had omitted inadvertently 4351 shares from the initial Form 3 filed June 29, 1998.

          F. M. Schunter, President, disclosed on a Form 5 report filed March 22, 1999, that a Form 4 Report was not filed for the Employee Stock Options
     granted December 16, 1998 for 1500 shares.   Randall L. Fewel, an officer
     of the Bank, Christopher C. Jurey, an officer of the Bank, and Jennifer L. Johnson, Secretary, disclosed on a Form 5 Report filed February 12, 1999, that a Form 4 Report was not filed for the Employee Stock Options granted December 16, 1998 for 1000 shares, respectively. No portion of these options will be exercisable until December 16, 1999.

          In addition, the same Form 5 Reports for the same persons disclosed that the Employee Stock Options granted on December 17, 1997, for
     Mr. Schunter for 1000 shares and for the other persons for 500 shares respectively were not included in the Form 3 filed June 29, 1998 by each reporting person. No portion of these options were subject to exercise until December 17, 1998.

ITEM 6.   REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of the fiscal year 1998.

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                           1998 FINANCIAL STATEMENTS

TABLE OF CONTENTS
          INDEPENDENT AUDITOR'S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS..........      23

          CONSOLIDATED FINANCIAL STATEMENTS
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION...........................      24
            CONSOLIDATED STATEMENTS OF INCOME........................................      25
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............      26
            CONSOLIDATED STATEMENTS OF CASH FLOWS....................................   27-28
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................   29-50


[LETTERHEAD APPEARS HERE]

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
Inland Northwest Bancorporation, Inc.
Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Inland Northwest Bancorporation, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inland Northwest Bancorporation, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                               /s/ Moss Adams L.L.P.

Spokane, Washington
January 15, 1999

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997

ASSETS

                                                                          ------------------------------------------
                                                                                     1998                  1997
                                                                          ------------------------------------------
Cash and due from banks                                                         $   9,445,327        $    7,404,503
Federal funds sold                                                                 18,673,900             7,947,500
Securities available for sale (Note 3)                                             25,852,647            23,035,683
Securities held to maturity (Note 3)                                                  817,974               969,770
Federal Home Loan Bank (FHLB) stock, at cost                                          382,200               309,200
Loans receivable, net of allowance for loan losses
   1998 $1,184,322; 1997 $1,085,374 (Note 4)                                       90,120,882            76,523,949
Loans held for sale                                                                 1,746,223                     -
Premises and equipment (Note 5)                                                     3,055,063             2,434,792
Accrued interest receivable                                                           931,688               700,979
Foreclosed real estate, net of allowances for losses
   1998 $10,048; 1997 $85,681 (Note 6)                                                202,759               566,941
Other assets (Notes 12 and 13)                                                        526,323               465,742
Goodwill, net of accumulated amortization of $9,925
   in 1998 (Note 22)                                                                  188,573                     -
                                                                          --------------------       ---------------
         TOTAL ASSETS                                                           $ 151,943,559        $  120,359,059
                                                                          --------------------       ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 7)                                                               $ 128,675,490        $  101,711,216
Securities sold under repurchase agreements (Notes 3 and 9)                         8,929,783             8,434,126
Accrued interest and other liabilities (Notes 12 and 13)                              999,376               690,811
Borrowed funds (Note 8)                                                             2,705,158                62,684
                                                                          --------------------       ---------------
         TOTAL LIABILITIES                                                        141,309,807           110,898,837
                                                                          --------------------       ---------------

COMMITMENTS AND CONTINGENCIES
   (Notes 5, 10, 11, and 13)
STOCKHOLDERS' EQUITY
   Common stock, no par value, authorized 1,000,000 shares
      issued 595,724 and 535,398 shares; (Notes 14, 15, and 19)                     9,771,204             8,064,281
   Retained earnings (Notes 15 and 19)                                                618,807             1,234,762
   Accumulated comprehensive income                                                   243,741               161,179
                                                                          --------------------       ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                10,633,752             9,460,222
                                                                          --------------------       ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                              $ 151,943,559        $  120,359,059
                                                                          --------------------       ---------------

The accompanying notes are an integral part of these statements.

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                ------------------------------------
                                                                                      1998               1997
                                                                                ------------------------------------
Interest Income:
   Loans receivable, including fees                                                  $ 8,854,480        $ 7,329,813
   Investment securities:
      U.S. Treasury securities                                                           309,056            315,491
      U.S. government agency securities                                                1,349,459            821,359
      Other securities                                                                    98,158            138,379
   Federal funds sold                                                                    814,554            366,522
                                                                                -----------------  -----------------
         TOTAL INTEREST INCOME                                                        11,425,707          8,971,564
                                                                                -----------------  -----------------
Interest Expense:
   Deposits                                                                            4,548,452          3,358,491
   Borrowed funds and repurchase agreements                                              521,132            471,863
                                                                                -----------------  -----------------
         TOTAL INTEREST EXPENSE                                                        5,069,584          3,830,354
                                                                                -----------------  -----------------
         NET INTEREST INCOME                                                           6,356,123          5,141,210

Provision for loan losses (Note 4)                                                       498,500            225,000
                                                                                -----------------  -----------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                            5,857,623          4,916,210
                                                                                -----------------  -----------------

Noninterest Income:
   Service charges on deposits                                                           603,979            542,748
   Net gains from sale of loans                                                          662,973                  -
   Other income                                                                          334,815            214,430
                                                                                -----------------  -----------------
                                                                                       1,601,767            757,178
                                                                                -----------------  -----------------
Noninterest Expense:
   Salaries and employee benefits                                                      3,546,255          2,358,453
   Occupancy expense                                                                     506,083            329,183
   Equipment expense                                                                     483,331            446,977
   Losses on foreclosed real estate (Note 6)                                              26,986            107,450
   Other operating expenses                                                            1,474,785          1,175,078
                                                                                -----------------  -----------------
                                                                                       6,037,440          4,417,141
                                                                                -----------------  -----------------

         INCOME BEFORE INCOME TAXES                                                    1,421,950          1,256,247

Federal income tax expense (Note 12)                                                     474,863            426,843
                                                                                -----------------  -----------------
         NET INCOME                                                                  $   947,087        $   829,404
                                                                                -----------------  -----------------
Earnings per share (Note 20)                                                         $      1.60        $      1.61
                                                                                -----------------  -----------------
Earnings per share assuming full dilution (Note 20)                                  $      1.32        $      1.33
                                                                                -----------------  -----------------

The accompanying notes are an integral part of these statements.

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 Common        Retained        Accumulated         Comp Income
                                               Total             Stock         Earnings       Compre-hensive      Compre-hensive
                                            --------------- ----------------- ------------  ------------------  ------------------
Balance, December 31, 1996                   $  6,548,259      $ 6,113,286   $   408,441          $ 26,532

   Net income for 1997                            829,404                -       829,404                 -        $   829,404

   Exercise of 1,400 stock options                 24,500           24,500             -                 -

   Exercise of 2,663 stock warrants                30,000           30,000             -                 -

   Issuance of stock to directors,
      1,350 shares (Note 15)                       33,750           33,750             -                 -

   Net change in unrealized gains (losses),
      on available for sale securities,
      net of taxes of $72,502                     134,647                -             -           134,647            134,647

   Fractional shares issued in cash                (3,083)               -        (3,083)                -
                                                                                                                --------------
   Comprehensive income                                                                                           $   964,051
                                                                                                                --------------

   Sale of 117,872 shares of stock              1,862,745        1,862,745             -                 -
                                            ---------------   -------------  ------------        -----------
Balance, December 31, 1997                      9,460,222        8,064,281     1,234,762           161,179

   Net income for 1998                            947,087                -       947,087                 -        $   947,087

   Exercise of 1,135 stock options                 24,796           24,796             -                 -

   Exercise of 1,708 stock warrants                17,505           17,505             -                 -

   Issuance of stock to directors,
      1,200 shares (Note 15)                       34,800           34,800             -                 -

   Net change in unrealized gains (losses),
      on available for sale securities,
      net of taxes of  $44,456                     82,562                -             -            82,562             82,562

   10% stock dividend 53,731
      shares of common stock (Note 15)                  -        1,558,199    (1,558,199)                -

   Fractional shares issued in cash                (4,843)               -        (4,843)                -

   Issuance of 2,385 shares of stock
      to enact purchase of mortgage
      company                                      66,780           66,780             -                 -

   Sale of 167 shares of stock                      4,843            4,843             -                 -
                                                                                                                --------------
   Comprehensive income                                                                                           $ 1,029,649
                                            ---------------   -------------  ------------       -----------     --------------
Balance, December 31, 1998                   $ 10,633,752      $ 9,771,204   $   618,807          $243,741
                                            ---------------   -------------  ------------       -----------

The accompanying notes are an integral part of these statements.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                  ------------------------------------
                                                                                       1998                 1997
                                                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $    947,087        $     829,404
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation                                                                     388,499              295,791
      Amortization                                                                       9,925                4,209
      Provision for loan losses                                                        498,500              225,000
      Provision for losses on foreclosed real estate                                    22,680               85,681
      Accretion of securities discounts                                                (17,258)             (34,304)
      Amortization of securities premiums                                              114,484              147,695
      Loss on disposal of assets                                                           649               97,017
      Loss on sale of foreclosed real estate                                             4,306               21,769
      Stock dividends received                                                         (33,000)             (15,900)
      Deferred income taxes                                                             69,799              133,290
      Originations of loans held for sale                                          (15,051,217)                   -
      Proceeds from sales of loans held for sale                                    13,313,157                    -
      (Increase) decrease in:
         Accrued interest receivable                                                  (230,709)             (45,966)
         Other assets                                                                  (59,936)             (13,583)
      Increase in:
         Accrued interest and other liabilities                                        186,980              135,959
                                                                                  -------------       --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                     163,946            1,866,062
                                                                                  -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of FHLB stock                                                              (40,000)             (25,400)
   Purchase of INB Mortgage Company assets                                            (145,554)                   -
   Net increase in federal funds sold                                              (10,726,400)          (5,222,500)
   Securities available for sale:
      Proceeds from maturities or principal payments                                10,464,480            5,287,519
      Purchases                                                                    (13,249,856)          (9,518,133)
   Securities held to maturity:
      Proceeds from maturities or principal payments                                   150,000              815,000
      Purchases                                                                              -             (225,000)
   Purchases of premises and equipment                                                (997,061)            (918,428)
   Proceeds (expenditures) from sale of foreclosed real estate                         465,003              (50,690)
   Net increase in loans                                                           (14,223,240)         (11,935,082)
                                                                                  -------------       --------------
         NET CASH USED IN INVESTING ACTIVITIES                                     (28,302,628)         (21,792,714)
                                                                                  -------------       --------------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             -----------------------------------------
                                                                                     1998                 1997
                                                                             -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                       $ 26,964,274         $ 14,481,199
   Net increase in securities sold under
      repurchase agreements                                                            495,657            3,224,510
   Proceeds from issuance of capital stock                                              81,944            1,950,995
   Payments on fractional shares                                                        (4,843)              (3,083)
   Proceeds from the issuance of debt                                                2,745,900               62,684
   Repayment of long-term debt                                                        (103,426)                   -
                                                                             ------------------  -------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  30,179,506           19,716,305
                                                                             ------------------  -------------------
         NET INCREASE (DECREASE) IN CASH
            AND DUE FROM BANKS                                                       2,040,824             (210,347)

Cash and due from banks, beginning of year                                           7,404,503            7,614,850
                                                                             ------------------  -------------------
Cash and due from banks, end of year                                              $  9,445,327         $  7,404,503
                                                                             ------------------  -------------------

SUPPLEMENTAL CASH FLOWS INFORMATION
   Cash paid during the year for:
      Interest                                                                    $  5,058,491         $  3,730,911
                                                                             ------------------  -------------------
      Income taxes                                                                $    353,055         $    348,692
                                                                             ------------------  -------------------

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING ACTIVITIES

   Net change in unrealized gain (loss) on securities
      available for sale                                                          $    127,018         $    207,767
                                                                             ------------------  -------------------
   Acquisition of real estate in settlement of loans                              $    127,807         $    725,082
                                                                             ------------------  -------------------

   Stock issued to purchase mortgage company assets
      and goodwill                                                                $     66,780         $          -
                                                                             ------------------  -------------------

       The accompanying notes are an integral part of these statements.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Inland Northwest Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Inland Northwest Bank (the Bank) and INB Mortgage Company (the Mortgage Company). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS:

The Bank is a state chartered commercial bank under the laws of the state of Washington, and provides banking services primarily throughout eastern Washington and northern Idaho. The Mortgage Company provides conventional mortgage loan services throughout eastern Washington and northern Idaho. Loans originated by the Mortgage Company are held for sale and sold on the secondary market. The Corporation and its subsidiaries are subject to competition from other financial institutions, as well as nonfinancial intermediaries. The Corporation and its subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

BASIS OF FINANCIAL STATEMENT PRESENTATION:

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated statements of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate owned, management obtains independent appraisals for significant properties.

Management believes that the allowance for loan losses and other real estate owned are adequate. While management uses currently available information to recognize losses on loans and other real estate (when owned), future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and other real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES HELD TO MATURITY:

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

SECURITIES AVAILABLE FOR SALE:

Securities available for sale consist of bonds, notes, and debentures not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. No such write-downs have occurred.

LOANS HELD FOR SALE:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method.

LOANS:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued generally when the loan becomes 90 days delinquent or when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, if the Bank does not feel they are adequately secured, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. All loans are charged off when the loan becomes 90 days delinquent except for bankcard loans which are charged off when the loan becomes 120 days delinquent, unless they are in the process of collection or adequately collateralized.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS (CONTINUED):

The allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Interest is calculated by using the simple interest method on daily balances of the principal amount outstanding.

PREMISES AND EQUIPMENT:

Land is carried at cost. Bank and Mortgage Company premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method. Normal costs of maintenance and repairs are charged to expense as incurred.

FORECLOSED REAL ESTATE:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less selling cost. An allowance for impairment losses is used for fluctuations in estimated fair value.

INCOME TAXES:

The Corporation and its subsidiaries file a consolidated federal income tax return. The income tax related to the individual entities is generally computed as if each one had filed a separate tax return.

Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE:

Earnings per share were computed by dividing net income by the total weighted average common shares outstanding and the additional dilutive effect of stock warrants and stock options during the respective periods. The dilutive effect of stock warrants and stock options are considered using the treasury stock method.

NOTE 2.  ACCOUNTING CHANGE

The Corporation adopted Statement of Financial Accounting Standards (SFAS) Statement No. 130, Reporting Comprehensive Income, for the year ended December 31, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. The December 31, 1997, consolidated financial statements have been reclassified to reflect the application of the provisions of this statement for comparative purposes. The adoption of SFAS No. 130 has no impact on the Corporation's consolidated statements of financial condition, income, or cash flows. Management has elected to display its components of comprehensive income in the consolidated statements of stockholders' equity.

NOTE 3.  INVESTMENTS IN SECURITIES

Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 1998 and 1997, were as follows:

                                        DECEMBER 31, 1998
                         ------------------------------------------------------
                                         GROSS          GROSS
                         AMORTIZED     UNREALIZED     UNREALIZED
                           COST          LOSSES       FAIR VALUE   FAIR VALUE
                        ------------  -----------    ------------ ------------
SECURITIES AVAILABLE
 FOR SALE:

  U.S. government
   agency securities    $18,248,328    $202,432        $(26,984)  $18,423,776
  U.S. treasury
   securities             5,019,279     189,421               -     5,208,700
  Corporate debt
   obligations              250,079         121               -       250,200
  Mortgage backed
   securities             1,959,975      18,995          (8,999)    1,969,971
                        ------------  -----------    ------------ ------------
                        $25,477,661    $410,969        $(35,983)  $25,852,647
                        ------------  -----------    ------------ ------------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS IN SECURITIES (CONTINUED)

                                        December 31, 1997
                        -------------------------------------------------
                                       Gross        Gross
                         Amortized   Unrealized   Unrealized
                           Cost        Gains        Losses     Fair Value
                        -----------  ----------   ----------  -----------
SECURITIES AVAILABLE
 FOR SALE:

  U.S. government
   agency securities    $16,068,048    $126,963     $(4,471)  $16,190,540
  U.S. treasury
   securities             5,054,917     107,312      (4,079)    5,158,150
  Corporate debt
   obligations              756,982         445        (902)      756,525
  Mortgage backed
   security                 907,770      22,698           -       930,468
                        -----------  ----------   ----------  -----------
                        $22,787,717    $257,418     $(9,452)  $23,035,683
                        -----------  ----------   ----------  -----------

                                      DECEMBER 31, 1998
                        ---------------------------------------------------
                                        GROSS         GROSS
                        AMORTIZED     UNREALIZED    UNREALIZED
                           COST         GAINS         LOSSES     FAIR VALUE
                        ----------    ----------    ----------   ----------
SECURITIES HELD TO
 MATURITY:

  State and municipal
   securities             $817,974     $14,274        $ -         $832,248
                        ----------    ----------    ----------   ----------

                                         December 31, 1997
                        ---------------------------------------------------
                                                     Gross
                        Amortized     Gross       Unrealized
                          Cost      Unrealized      Losses      Fair Value
                        ---------   ----------    ----------    ----------
SECURITIES HELD TO
 MATURITY:

  State and municipal
   securities            $969,770    $9,944          $ -         $979,714
                        ---------   ----------    ----------    ----------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INVESTMENTS IN SECURITIES (CONTINUED)

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1998, are as follows:

                          Held to maturity         Available for sale
                        --------------------   --------------------------
                        Amortized    Fair        Amortized      Fair
                           Cost     Value          Cost         Value
                        --------- ----------   -----------   ------------
Due in one year or
 less                    $239,951   $240,598   $ 4,283,194   $ 4,296,600
Due from one year to
 five years               353,023    358,370     4,240,796     4,324,128
Due from five to ten
 years                          -          -    13,993,587    14,246,048
Due after ten years       225,000    233,280     1,000,109     1,015,900
Mortgage backed
 securities                     -          -     1,959,975     1,969,971
                        --------- ----------   -----------   ------------
                         $817,974   $832,248   $25,477,661   $25,852,647
                        ========= ==========   ===========   ============

At December 31, 1998 and 1997, securities available for sale with an amortized cost of $12,027,142 and $11,772,200 were pledged to secure the Bank's performance of its obligations under repurchase agreements. Approximate market value of these securities was $12,171,100 and $11,958,968 at December 31, 1998 and 1997. Securities available for sale with an amortized cost of $3,247,718 and $1,481,005 at December 31, 1998 and 1997, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $3,272,316 and $1,498,900 at December 31, 1998 and 1997, respectively. There were no sales of available for sale securities in 1998 or 1997.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans in the consolidated statements of financial condition were as follows:

                                                 December 31,
                                              1998          1997
                                          -----------   -----------
Commercial                                $58,779,339   $48,288,589
Real Estate                                24,023,768    21,112,199
Installment                                 4,227,222     3,852,485
Consumer and other                          4,530,696     4,622,926
                                          -----------   -----------
                                           91,561,025    77,876,199
Allowance for loan losses                  (1,184,322)   (1,085,374)
Net deferred loan fees                       (255,821)     (266,876)
                                          -----------   -----------
                                          $90,120,882   $76,523,949
                                          -----------   -----------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

An analysis of the change in the allowance for loan losses follows:

                                                     December 31,
                                                 1998           1997
                                              ----------    ----------
Balance, beginning of year                    $1,085,374    $  908,368
Provision charged to operations                  498,500       225,000
Loans charged off, net of recoveries            (399,552)      (47,994)
                                              ----------    ----------
Balance, end of year                          $1,184,322    $1,085,374
                                              ----------    ----------

Maturities for each loan category are summarized as follows:

                                                  December 31,
                                               1998           1997
                                            -----------    ------------
Commercial loans:
  Maturing one year or less                 $30,029,620    $16,626,583
  Maturing one to five years                 11,590,099      9,803,535
  Maturing five years or more                17,159,620     21,858,471
                                            ------------   ------------
                                             58,779,339     48,288,589
                                            ------------   ------------
Real estate loans:
  Maturing one year or less                  10,244,088      5,666,595
  Maturing one to five years                  3,349,650      3,629,838
  Maturing five years or more                10,430,030     11,815,766
                                            ------------   ------------
                                             24,023,768     21,112,199
                                            ------------   ------------
Installment loans:
  Maturing one year or less                     843,925        381,616
  Maturing one to five years                  2,028,714      2,121,700
  Maturing five years or more                 1,354,583      1,349,169

                                              4,227,222      3,852,485
                                            ------------   ------------
Consumer and other loans:
  Maturing one year or less                   4,297,592      4,447,374
  Maturing one to five years                          -         35,552
  Maturing five years or more                   233,104        140,000
                                            ------------   ------------
                                              4,530,696      4,622,926
                                            ------------   ------------
                                            $91,561,025    $77,876,199
                                            ------------   ------------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The loans fall into the following fixed and variable components:

                                                  December 31,
                                               1998            1997
                                            -------------  ------------
Fixed rate loans                            $41,046,703    $43,764,028
Variable rate loans                          50,514,322     34,112,171
                                            -------------  ------------
                                            $91,561,025    $77,876,199
                                            -------------  ------------

Impairment of loans having recorded investments of $1,802,940 and $716,860 at December 31, 1998 and 1997, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was

$338,060 and $254,674 at December 31, 1998 and 1997. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997, was $1,477,895 and $281,749, respectively. Interest income on impaired loans of $128,186 and $37,465 was recognized for cash payments received in 1998 and 1997, respectively.

NOTE 5.  PREMISES AND EQUIPMENT

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1998 and 1997, were as follows:

                                                      December 31,
                                                  1998           1997
                                               -----------    -----------
Land                                           $  269,204      $  269,204
Furniture, equipment, and building              2,703,740       1,982,974
Leasehold improvements                          1,245,671         972,962
Vault                                              48,483          48,483
Land improvements                                 313,098         313,098
                                               ----------      ----------
   TOTAL COST                                   4,580,196       3,586,721
Less accumulated depreciation                   1,525,133       1,151,929
                                               ----------      ----------
   NET BOOK VALUE                              $3,055,063      $2,434,792
                                               ----------      ----------

Depreciation expense was $388,499 and $295,791 for the years ended December 31, 1998 and 1997, respectively.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  PREMISES AND EQUIPMENT (CONTINUED)

The Bank leases its main office and eight of its nine branches under lease agreements that expire on various dates through 2017. The lease agreements have various renewal options.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998:

Year ending December 31,
  1999                                                   $  295,924
  2000                                                      282,306
  2001                                                      239,778
  2002                                                      214,422
  2003                                                      207,027
  Thereafter                                              1,106,464
                                                         ----------

   TOTAL MINIMUM PAYMENTS REQUIRED                       $2,345,921
                                                         ----------

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 1998 and 1997, were $330,414 and $226,851, respectively.

NOTE 6.  FORECLOSED REAL ESTATE

An allowance for losses on foreclosed real estate was established in 1997, activity in the account is as follows:

                                                 1998          1997
                                              ---------    -----------
Balance, beginning of year                    $ 85,681     $        -

  Provision charged to income                   22,680        107,450
  Charge offs, net of recoveries               (98,313)       (21,769)
                                              --------     ----------
Balance, end of year                          $ 10,048     $   85,681
                                              --------     ----------

Included in the losses on foreclosed real estate in the consolidated statements of income for the years ending December 31, 1998 and 1997, are impairment losses of $22,680 and $85,681, respectively, on real estate held for sale, and $4,306 and $21,769, respectively, of actual losses on sales of real estate.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  DEPOSITS

Major classifications of deposits at December 31, 1998 and 1997, were as follows:

                                                1998           1997
                                            ------------   ------------
Demand deposits                             $ 30,397,265   $ 24,316,238
Money Market                                  27,406,537     24,597,471
NOW accounts                                  10,041,192      6,116,414
Savings deposits                               3,067,768      2,727,396
Time deposits, $100,000 and over              10,841,892     12,618,384
Other time deposits                           46,920,836     31,335,313
                                            ------------   ------------
                                            $128,675,490   $101,711,216
                                            ------------   ------------

Maturities for time deposits at December 31, 1998, are summarized as follows:

Maturing one year or less                             $49,824,349
Maturing one to five years                              7,919,836
Maturing after five years                                  18,543
                                                      -----------
                                                      $57,762,728
                                                      -----------

NOTE 8.  BORROWED FUNDS

Borrowed funds at December 31 consisted of the following:

                                                   1998        1997
                                                ----------  ----------
Notes payable, FHLB advances maturing 2013,
 6.15% fixed rate.  Requires monthly
 principal and interest payments of $9,130.     $1,747,826  $   -

Unsecured note payable with KeyBank, matures
 in five equal annual payments of $100,000
 plus accrued interest beginning on March 1,
 2000, variable interest rate of prime minus
 0.76%, currently 7.74% at December 31, 1998.      500,000      -

Notes payable, FHLB advances maturing 1999,
 5.15% fixed rate.  Requires monthly
 principal and interest payments of $752.          175,000      -

Notes payable, FHLB advances maturing 2028,
 6.09% fixed rate.  Requires monthly
 principal and interest payments of $583.          112,713      -

Notes payable, FHLB advances maturing 2028,
 6.28% fixed rate.  Requires monthly
 principal and interest payments of $581.          109,001      -

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  BORROWED FUNDS, (CONTINUED)

                                                    1998        1997
                                                  ----------  --------
Notes payable, FHLB advances maturing 2027,
 6.60% fixed rate.  Requires monthly
 principal and interest payments of $340.         $   60,618  $62,684
                                                  ----------  -------
                                                  $2,705,158  $62,684
                                                  ----------  -------

The scheduled maturities of borrowed funds at December 31, 1998, are as follows:

                              Weighted Average
Years Ending December  31,     Interest Rate         Amount
                              ----------------     -----------
  1999                              6.49%          $   247,481
  2000                              6.44%              178,443
  2001                              6.39%              184,931
  2002                              6.33%              191,991
  2003 and after                    6.26%            1,902,312
                                                   -----------
                                                   $ 2,705,158
                                                   -----------

NOTE 9.  OTHER BORROWED FUNDS

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 3.

Information concerning securities sold under agreements to repurchase at December 31, 1998, is summarized as follows:

Average balance during the year                        $ 8,358,249
                                                       -----------
Average interest rate during the year                         4.33%
                                                       -----------
Maximum month-end balance during the year              $11,223,312
                                                       -----------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management's and legal counsel's opinion, would not be material to the financial condition of Inland Northwest Bancorporation.

The Bank has unsecured operating lines of credit with KeyBank of Washington for $2,250,000, U.S. Bank for $1,500,000, Zions Bank for $1,500,000, and Federal
Home Loan Bank for $7,617,000. There were $2,205,158 and $62,684 of outstanding borrowing on the Federal Home Loan Bank operating line at December 31, 1998 and 1997, respectively.

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying financial statements. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 1998 and 1997, commitments under standby letters of credit were $188,911 and $312,609 and firm loan commitments were $22,449,107 and $20,350,039, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Corporation presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Corporation's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Corporation.

NOTE 11.  CONCENTRATIONS OF CREDIT RISK

The majority of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area, which is the eastern Washington and northern Idaho area. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers.

The Bank places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  FEDERAL INCOME TAXES

The components of federal income tax expense are as follows:

                                                 1998       1997
                                               --------  --------
Current tax expense                            $405,064  $293,553
Deferred tax expense                             69,799   133,290
                                               --------  --------
   FEDERAL INCOME TAX EXPENSE                  $474,863  $426,843
                                               --------  --------

The components of the net deferred tax liability are as follows:

                                                 1998      1997
                                               --------  --------
Deferred tax assets:
  Allowance for loan losses                   $ 343,592  $349,711
  Deferred compensation                          45,820    34,917
  Other                                               -     5,677
                                               --------  --------
                                                389,412   390,305
                                               --------  --------
Deferred tax liabilities:
  Accumulated depreciation                      213,823   186,270
  Conversion from accrual to cash basis
   method of accounting for tax purposes          8,667    17,843
  Deferred loan fees                            117,650    87,491
  Net unrealized loss on securities             131,245    86,788
   available for sale
  Other                                          39,656    18,365
                                              ---------  --------
                                                511,041   396,757
                                              ---------  --------
   NET DEFERRED TAX LIABILITY                 $(121,629) $ (6,452)
                                              ---------  --------

The net deferred tax liability is included in accrued expenses and other liabilities on the consolidated statements of financial condition.

At December 31, 1998 and 1997, a prepaid federal income tax refund of $11,536 and $61,993, respectively, was included in other assets on the consolidated statements of financial condition.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.  FEDERAL INCOME TAXES (CONTINUED)

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

                                                 1998      1997
                                              ---------  ---------
Federal income tax at statutory rate           $480,042   $434,112
Effect of tax-exempt interest income            (12,368)    (8,850)
Effect of tax-exempt interest expense             2,252      3,014
Effect of nondeductible expenses                  6,416      1,383
Other                                            (1,479)    (2,816)
                                               --------   --------
   FEDERAL INCOME TAX EXPENSE                  $474,863   $426,843
                                               --------   --------

NOTE 13.  EXECUTIVE RETIREMENT PLAN

Inland Northwest Bank maintains an unfunded supplemental executive retirement plan for the benefit of the Bank's chief executive officer which vests in full at retirement. The plan provides for monthly payments to the executive upon his retirement or termination of employment and, alternatively, to his designated beneficiary in the event of his death, for a period of fifteen years following retirement at age 65.

At December 31, 1998 and 1997, $134,764 and $99,764, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age.

The net post-retirement benefit cost recognized during the years ended December 31, 1998 and 1997, was $35,000.

The Bank is the owner and beneficiary of life insurance policies on this officer with a total face value of $226,274 and cash surrender value of $115,995 and $95,379 at December 31, 1998 and 1997, respectively. The cash surrender value is included in the statements of financial condition in other assets.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMON STOCK PURCHASE WARRANTS AND STOCK OPTION PLAN

In 1989, Inland Northwest Bank issued one common stock purchase warrant to individuals defined as founders for each share purchased in the initial offering of 115,145 warrants. Additionally, 19,000 warrants were issued to the Pre-Organization Steering Committee. During 1993, those warrants were transferred to Inland Northwest Bancorporation, Inc., and as a result thereof, the Corporation has issued warrants to the founders group to purchase 196,145 shares of common stock adjusted for stock dividends. The warrants expire on January 16, 2000. As of December 31, 1998, 5,847 of the warrants have been exercised. These warrants are detachable and nontransferable. The warrants entitle the holder to acquire shares of the Bank's common stock at the initial offering price of $15 per share; as the warrants are adjusted for stock dividends, the actual price per share decreases and the quantity subject to purchase increases.

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 40,000 shares. The per option price for options granted shall be the fair market value of said share on the date the option is granted. The options granted after 1995 are eligible for stock dividends.

A summary of the status of the Bank's stock option plans and changes during the years ending on those dates is presented below:

                                        1998                      1997
                               -----------------------   -----------------------
                                           WEIGHTED-                  Weighted-
                                           AVERAGE                     Average
                                SHARES     EXERCISE       Shares      Exercise
                                ACTUAL      PRICE         Actual        Price
                              --------  --------------   --------   ------------

Outstanding options at          15,480         $23.10      11,930         $22.23
 beginning of year
  Granted                        8,500         $32.00       4,950         $23.64
  Exercised                     (1,135)        $21.00      (1,400)        $17.50
  Forfeited                       (265)        $21.00           -              -
                               -------                    -------
Outstanding at end of year      22,580         $26.58      15,480         $23.10
                               -------                    -------
Options exercisable at year
 end                             7,942                      7,500
                               -------                    -------
Weighted average fair value
 of options granted during      $12.41                    $  8.76
 the year                      -------                    -------

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  COMMON STOCK PURCHASE WARRANTS AND STOCK OPTION PLAN (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 1998:

                          Options Outstanding               Exercisable Options
                     ----------------------------------   ----------------------
                                   Weighted
                       Number       Average    Weighted     Number     Weighted
                     Outstanding   Remaining    Average   Exercisable   Average
                     at End of    Contractual  Exercise    at End of   Exercise
Exercise Prices        Year        Life          Price        Year       Price
                     ---------  -------------  ---------  ----------  ----------
Price ranges ($20.66
through $26.00)        14,080    5.8 years     $23.31        7,942     $23.88
                     ---------  -------------  ---------  ----------  ----------
$32.00                  8,500     10 years     $32.00            -     $32.00
                     ---------  -------------  ---------  ----------  ----------

The pro forma income statement below presents the effect on net income as reported if the fair value of accounting for the nonqualified stock options had been adopted by the Bank. The fair value assumptions are based on a risk-free interest rate of 6%, 10 and 9 year expected life for the options granted in 1998 and 1997, respectively, assuming no cash dividends declared.


                                                 1998       1997
                                              ---------   --------

Net income as previously reported              $947,087   $829,404
Pro forma adjustment for effect of a change     (23,318)    (9,389)
 in accounting principle                      ---------   --------

Pro forma net income                           $923,769   $820,015
                                              ---------   --------
Per share amounts:
  Earnings per share                           $   1.60   $   1.61
  Pro forma adjustment for the effect of the
   fair value of accounting for stock options     (0.03)     (0.02)
                                               --------   --------

   Pro forma net income                        $   1.57   $   1.59
                                               --------   --------
  Earnings per share assuming full dilution    $   1.32   $   1.33
  Pro forma adjustment for the effect of the
   fair value of accounting for stock options     (0.02)     (0.01)
                                               --------   --------

  Pro forma net income                         $   1.30   $   1.32
                                               --------   --------

                   INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMON STOCK

On May 13, 1998, the Board of Directors declared a 10% stock dividend, effective to stockholders of record May 18, 1998, and issued June 26, 1998. All amounts per share and weighted average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at June 26, 1998.

During 1998 and 1997, the Board of Directors voted to issue 100 shares of common stock to each Director in lieu of increasing Director's fees. Total shares issued during 1998 and 1997 were 1,200 and 1,300, respectively. Additionally, during 1997 the Corporation issued a total of 50 shares of common stock to retiring directors as authorized by the Board of Directors.

NOTE 16.  PROFIT SHARING PLAN

The Bank has a 401(k) profit sharing plan covering all employees who meet the eligibility requirements. The Plan provides for employees to elect up to 15% of their compensation to be paid into the fund. The Bank's policy is to match contributions equal to 50% of the participant's contribution not to exceed 5% of the participant's compensation. Vesting occurs equally at 20% each year for five years. The Bank's contribution was $43,060 and $35,550 for years ended December 31, 1998 and 1997.

NOTE 17.  RELATED PARTY TRANSACTIONS

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 1998 and 1997, were $563,386 and $725,562, respectively. Aggregate deposit balances with related parties at December 31, 1998, were $1,037,303. All related party loans and deposits of which have been made, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

NOTE 18.  RESTRICTIONS ON DIVIDENDS AND RETAINED EARNINGS

Dividends paid by the Bank subsidiary are the primary source of funds available to the Corporation. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the Bank subsidiary. Aggregate dividends of approximately $627,473 can be declared by the Corporation without prior regulatory approval. Aggregate dividends of approximately $665,305 can be declared by the Bank subsidiary without prior regulatory approval.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table.

As of December 31, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                     INLAND NORTHWEST BANCORPORATION, INC.
                               AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.  REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

The Corporation's and Bank's actual December 31, 1998, capital amounts and ratios are also presented in the table:

                                                                                 To Be Well Capitalized
                                                                                      Under Prompt
                                                         Capital Adequacy           Corrective Action
                                                             Purposes                  Provisions
                                Actual                -----------------------    ----------------------
DECEMBER 31, 1998               Amount       Ratio       Amount        Ratio      Amount         Ratio
                              -----------    ------   -----------     -------    -----------    -------
Total capital (to
  risk-weighted assets):
  Consolidated                $11,495,443    10.99%    $8,365,440    *8%         $10,456,800     *10%
  Inland Northwest Bank        11,507,818    11.05%     8,334,560    *8%          10,418,200     *10%
Tier 1 capital (to
  risk-weighted assets):
  Consolidated                 10,201,438     9.76%     4,182,720    *4%           6,274,080     * 6%
  Inland Northwest Bank        10,163,252     9.76%     4,167,280    *4%           6,250,920     * 6%
Tier 1 capital (to average
  assets):
  Consolidated                 10,201,438     7.49%     5,446,052    *4%           6,807,565     * 5%
  Inland Northwest Bank        10,163,252     7.48%     5,435,719    *4%           6,794,649     * 5%

DECEMBER 31, 1997

Total capital (to
  risk-weighted assets):
  Inland Northwest Bank       $10,384,417    12.26%   *$6,776,400    *8%        *$ 8,470,500     *10%
Tier 1 capital (to
  risk-weighted assets):
  Inland Northwest Bank         9,299,043    10.98%   * 3,388,200    *4%        *  5,082,300     * 6%
Tier 1 capital (to average
  assets):
  Inland Northwest Bank         9,299,043     8.46%   * 4,397,778    *4%        *  5,497,223     * 5%

                     INLAND NORTHWEST BANCORPORATION, INC
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  EARNINGS PER SHARE

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

                                      YEAR ENDED DECEMBER 31, 1998
                                 ----------------------------------------
                                                                 PER
                                     INCOME        SHARES       SHARE
                                   (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                 ------------- -------------- -----------
Basic EPS
  Income available to common
   stockholders                      $947,087        592,488     $1.60
                                     --------                    -----

Effect of Dilutive Securities
  Stock warrants                                     124,009
  Stock options                                        2,163
                                                     -------

Diluted EPS
  Income available to common
   stockholders
    plus assumed conversions         $947,087        718,660     $1.32
                                     --------        -------     -----

                                      Year Ended December 31, 1997
                                 ----------------------------------------
                                     Income        Shares        Per
                                   (Numerator)  (Denominator)   Share
                                                               Amount
                                 ------------- -------------- -----------
BASIC EPS
  Income available to common
   stockholders                      $829,404        516,098     $1.61
                                     --------                    -----

EFFECT OF DILUTIVE SECURITIES
  Stock warrants                                     106,591
                                                     -------

Diluted EPS
  Income available to common
   stockholders
    plus assumed conversions         $829,404        622,689     $1.33
                                     --------        -------     -----

These options were not included in the computation of diluted EPS, because the options' exercise prices were greater than the average market price of the common shares. The Bank's stock is quoted only locally over the counter and traded on a limited basis. The average market price per share used in the determination of the dilutive effect of stock options and warrants was the average price of month end closing market values.

                     INLAND NORTHWEST BANCORPORATION, INC
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                              1998                        1997
                                   --------------------------  --------------------------
                                     CARRYING     ESTIMATED      Carrying     Estimated
                                      AMOUNT      FAIR VALUE      Amount      Fair Value
                                   -----------  -------------  -----------  -------------
Financial Assets:
  Cash and due from banks          $  9,445,327  $  9,445,327  $  7,404,503  $  7,404,503
  Federal funds sold                 18,673,900    18,673,900     7,947,500     7,947,500
  Securities available for sale      25,852,647    25,852,647    23,035,683    23,035,683
  Securities held to maturity           817,974       832,248       969,770       979,714
  Loans receivable                   91,561,025    94,739,398    77,876,199    79,166,025
  Accrued interest receivable           931,688       931,688       700,979       700,979

Financial Liabilities:

  Borrowed funds                      2,705,158     2,646,222        62,684        62,684
  Deposits                          128,675,490   127,851,113   101,711,216   101,166,971
  Accrued interest payable              415,236       415,236       404,143       404,143

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND DUE FROM BANKS, FEDERAL FUNDS SOLD, AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS:

The carrying amount approximates fair value because of the short maturity of these investments.

SECURITIES AVAILABLE FOR SALE, SECURITIES HELD TO MATURITY, AND OTHER
INVESTMENTS:

The fair values of marketable securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Federal Home Loan Bank stock fair value is based on current redemption values.

                     INLAND NORTHWEST BANCORPORATION, INC
                               AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LOANS RECEIVABLE:

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, credit card, and other. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair values for fixed-rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

DEPOSITS:

The fair value of demand deposits, savings accounts, NOW, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

BORROWED FUNDS:

The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

ACCRUED INTEREST:

The carrying amounts of accrued interest approximate their fair values.

OFF-BALANCE-SHEET INSTRUMENTS:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fair value of the fees at December 31, 1998, and December 31, 1997, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

NOTE 22.  BUSINESS COMBINATION

On March 1, 1998, the Corporation acquired for $145,554 and issuance of 2,385 shares of stock valued at $28 per share, all of the outstanding shares of INB Mortgage Company, formerly Creative Mortgage. The total acquisition cost was $212,334. The excess of the total acquisition cost over the fair value of the net assets acquired of $13,836 resulted in goodwill of $198,498. The goodwill is being amortized over 15 years by the straight-line method.

The acquisition has been accounted for under the purchase method of accounting for business combinations. The results of operations for the Mortgage Company since the date of acquisition are included in the consolidated financial statements.

                                   Signatures

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          INLAND NORTHWEST BANCORPORATION, INC.


                          By:  /s/ Frederick M. Schunter
                             --------------------------------------
                             Frederick M. Schunter, President and
                                    Chief Executive Officer
                          Dated: March 26, 1999

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                         DATE


 /s/ F.M. Schunter*               Director and President    March 23, 1999
--------------------------
F.M. Schunter


/s/ William E. Shelby*            Chairman and Director     March 23, 1999
--------------------------
William E. Shelby


/s/ Dwight B. Aden*               Director                  March  23, 1999
--------------------------
Dwight B. Aden, Jr.


/s/ Jimmie T.G. Coulson*          Director                  March 23, 1999
--------------------------
Jimmie T.G. Coulson


                                  Director                  March __, 1999
--------------------------
Harlan Douglass


                                  Director                  March __, 1999
--------------------------
Freeman B. Duncan


                                  Director                  March __, 1999
--------------------------
Donald A. Ellingsen, M.D.


/s/ Clark H. Gemmill*             Director                  March 23, 1999
--------------------------
Clark H. Gemmill


                                  Director                  March __, 1999
--------------------------
Bryan S. Norby

/s/ Richard H. Peterson*                     Director        March 23, 1999
-----------------------------------
Richard H. Peterson



-----------------------------------
Hubert F. Randall                            Director        March __, 1999



/s/ Phillip L. Sandberg*                     Director        March 23, 1999
-----------------------------------
Phillip L. Sandberg


                                             Director        March __, 1999
-----------------------------------
James R. Walker


*By: /s/ Christopher C. Jurey
    -------------------------------
     Christopher C. Jurey
     Atorney-in-Fact

                                    Part III
Item 1.                         Index to Exhibits

Exhibit No.                                               Description
------------------------------------------------------------------------------------------------------------------
      3.1.1  Articles of Incorporation****
------------------------------------------------------------------------------------------------------------------
      3.1.2  Amendment to Articles of Incorporation****
------------------------------------------------------------------------------------------------------------------
      3.1.3  Amendment to Articles of Incorporation****
------------------------------------------------------------------------------------------------------------------
      3.2    Bylaws****
------------------------------------------------------------------------------------------------------------------
          4  See Exhibit Nos.  3.1.1 through 3.2 above****
------------------------------------------------------------------------------------------------------------------
     10.1.1  Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95 - The Paulsen Center (Main Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.2  Lease - 15111 East Sprague Avenue (Valley Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.3  Lease - 12825-14th Avenue (Airway Heights Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.4  Lease - East 210 North Foothills Drive (North Foothills Drive Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.5  Lease - 805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.6  Ground Lease dated 09/24/96** and Amendment dated August 12, 1997 for South Hill Branch
------------------------------------------------------------------------------------------------------------------
     10.1.7  Lease - 3321 W.  Indian Trail Road (Indian Trail Branch)*
------------------------------------------------------------------------------------------------------------------
     10.1.8  Lease - 225 West Appleway, Coeur d'Alene, Idaho (Appleway Branch)****
------------------------------------------------------------------------------------------------------------------
     10.1.9  Lease - 622 Sherman Avenue, Coeur d'Alene, Idaho (Sherman Avenue Branch)****
------------------------------------------------------------------------------------------------------------------
     10.2.1  F.M. Schunter Employment Agreement dated 01/01/94*
------------------------------------------------------------------------------------------------------------------
     10.2.2  Unfunded Supplemental Executive Retirement Plan for F.M. Schunter*
------------------------------------------------------------------------------------------------------------------
     10.2.3  Non-Qualified Stock Option Plan*
------------------------------------------------------------------------------------------------------------------
     10.2.4  Christopher C. Jurey Employment Agreement dated 01/01/94*
------------------------------------------------------------------------------------------------------------------
     10.2.5  Jennifer L. Johnson Employment Agreement dated 01/01/94*
------------------------------------------------------------------------------------------------------------------
     10.2.6  Randall L. Fewel Employment Agreement dated 03/14/94*
------------------------------------------------------------------------------------------------------------------
       10.3  Stock Purchase Agreement dated February 23, 1998 by and among the Company, Selling Shareholders and
             Hege Company, Inc. *****
------------------------------------------------------------------------------------------------------------------
       23.1  Consent of Accountant
------------------------------------------------------------------------------------------------------------------
         27  Financial Data Schedule
------------------------------------------------------------------------------------------------------------------

* Previously filed (in paper format) as an Exhibit to the Company's Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.

** Ground Lease previously filed (in paper format) as an Exhibit to the Company's Form 1-A offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference; only Amendment being filed (in electronic format) with this Form 10-SB.

*** Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.

**** Previously filed in electronic format as an Exhibit to the Company's Form
     10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.

*****Previously filed in electronic format as an Exhibit to the Company's Form
     10-QSB on July 6, 1998, and incorporated herein by reference.