Form 10QSB
period 1999-03-31
INLAND NORTHWEST BANCORPORATION INC
filed 1999-05-10
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

( ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the quarterly period ended _______________________________.

(X) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      for the transition period from 1/1/99 to 3/31/99.

Commission file number 0-24151

                     INLAND NORTHWEST BANCORPORATION, INC.
       (Exact name of small business issuer as specified in its charter)

        Washington                                           91-1574174
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)

                  421 West Riverside, Spokane, WA  99201-0403
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

The registrant has a single class of common stock, of which there are 604,378 shares issued and outstanding as of March 31, 1999.

                               Table of Contents

                                                                                       Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - March 31, 1999
               and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . .   1

               Consolidated Statements of Income - Three Months and year-to-date
               Ended March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . .   2

               Consolidated Statements of Cash Flow - year-to-date ended
               March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . .   3

               Consolidated Statements of Stockholders' Equity as of
               March 31, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . .   4

               Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .   5

     Item 2.   Management's Discussion and Analysis or Plan of Operation . . . . . . .   6

Part II        Other Information

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .   6

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Part I  Financial Information


            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                     March 31, 1999 and December 31, 1998
                               ($ in thousands)

                                                                                              March 31     December 31
                                                                                                  1999            1998
                                          Assets

Cash and due from banks                                                                         $7,131          $9,445
Federal funds sold                                                                               7,069          18,674
Securities held-to-maturity (Note 2)                                                               718             818
Securities available-for-sale (Note 2)                                                          28,926          25,853
Federal Home Loan Bank stock, at cost                                                              455             382
Loans, net of allowance for loan losses of $1,308 in 1999 and $1,184 in 1998 (Notes 3 & 4)      91,517          90,121
Loans held for sale                                                                              1,392           1,746
Accrued interest receivable                                                                        852             932
Premises and equipment, net                                                                      2,978           3,055
Foreclosed real estate, net of allowance of $10 in 1999 and $10 in 1998                            203             203
Other assets                                                                                       563             526
Goodwill                                                                                           184             189
                                                                                                   ---             ---
TOTAL ASSETS                                                                                  $141,986        $151,944
                                                                                              ========        ========
                                       Liabilities

Noninterest bearing demand deposits                                                             27,812          30,374
Money Market accounts                                                                           28,490          27,407
NOW accounts                                                                                     7,186          10,063
Savings accounts                                                                                 3,497           3,069
Time Certificates of Deposit, $100,000 and over                                                 10,026          10,842
Time Certificates of Deposit, under $100,000                                                    40,784          46,921
                                                                                                ------          ------
TOTAL DEPOSITS                                                                                $117,796        $128,675

Securities sold under agreement to repurchase                                                   10,104           8,930
Borrowed funds, Federal Home Loan Bank (Note 5)                                                  2,013           2,205
Borrowed funds, other banks (Note 5)                                                               500             500
Accrued interest payable and other liabilities                                                     881             999
                                                                                                   ---             ---
TOTAL LIABILITIES                                                                              $13,498         $12,634

                                   Stockholders' Equity

Common stock, no par, 1,000,000 shares authorized; issued and outstanding
  604,378 on March 31, 1999 and 595,724 on December 31, 1998 (Note 6)                            9,850           9,771
Retained earnings                                                                                  826             619
Accumulated other comprehensive income, net of tax of $9 for 1999 and $131 for 1998                 17             244
                                                                                                    --             ---
TOTAL STOCKHOLDERS' EQUITY                                                                     $10,693         $10,634

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $141,986        $151,944
                                                                                              ========        ========

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          Three Months and year-to-date ended March 31, 1999 and 1998
      ($ in thousands, except number of shares and per share information)



                                                                           Three Months Ended             Year-to-date
                                                                        03/31/99       03/31/98       1999           1998

                           Interest Income
Interest and fees on loans                                              $  2,198      $  2,040      $  2,198       $  2,040
Interest on securities                                                       448           454           448            454
Interest on federal funds sold                                               136           104           136            104
                                                                                                         ---            ---
TOTAL INTEREST INCOME                                                   $  2,782      $  2,597      $  2,782       $  2,597

                          Interest Expense

Interest on deposits                                                       1,052         1,005         1,052          1,005
Interest on securities sold under agreement to repurchase                     95            94            95             94
Interest on borrowed funds                                                    32             0            32              0
                                                                              --
TOTAL INTEREST EXPENSE                                                  $  1,180      $  1,100      $  1,180       $  1,100

NET INTEREST INCOME                                                        1,603         1,498         1,603          1,498
Provision for loan losses                                                    135            90           135             90
                                                                             ---            --                           --
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     $  1,468      $  1,408      $  1,468       $  1,408

                         Noninterest Income

Fees and service charges                                                     170           123           170            123
Net gain from sale of loans                                                  329            28           329             28
Other noninterest income                                                      79            57            79             57
                                                                                                          --             --
TOTAL NONINTEREST INCOME                                                $    578      $    208      $    578       $    208

                         Noninterest Expense

Salaries and employee benefits                                             1,016           776         1,016            776
Occupancy expense                                                            116           103           116            103
Furniture, fixtures and equipment expense                                     43            34            43             34
Depreciation and amortization expense                                        112            88           112             88
Other operating expense                                                      437           355           437            355
                                                                             ---                                        ---
TOTAL NONINTEREST EXPENSE                                               $  1,724      $  1,357      $  1,724       $  1,357

INCOME BEFORE TAXES                                                          321           259           321            259
Federal income tax expense                                                   114           108           114            108
                                                                                                         ---            ---
NET INCOME                                                              $    208      $    151      $    208       $    151
                                                                                                         ---            ---

                                                                     Quarter Ended  Quarter Ended  Year-to-date  Year-to-date
                                                                        03/31/99      03/31/98       03/31/99      03/31/98

Weighted average shares outstanding                                      600,998       589,871       600,998        589,871
Basic earnings per share                                                $   0.35      $   0.26      $   0.35       $   0.26
                                                                        --------      --------      --------       --------
Weighted average shares outstanding                                      600,998       589,871       600,998        589,871
Effect of dilutive securities                                            128,660       126,806       128,660        126,806
Weighted average shares outstanding, adjusted for dilutive securities    729,658       716,677       729,658        716,677
Earnings per share assuming full dilution                               $   0.28      $   0.21      $   0.28       $   0.21
                                                                           -----                       -----          -----

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Year-to-date ended March 31, 1999 and 1998
                               ($ in thousands)

                                                                                          Year-to-date
                                                                                       1999         1998

Net income                                                                            $   208     $    151
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                               135           90
  Depreciation and amortization                                                           112           88
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                            80         (186)
    Other assets                                                                           88         (186)
    Accrued interest payable & other liabilities                                         (119)         304
                                                                                      -------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $   504     $    261

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                        11,605       (4,390)
  Net (increase)/decrease in investment securities                                     (3,396)      (5,328)
  Net (increase)/decrease in loans                                                     (1,531)      (5,540)
  Net (increase)/decrease in loans held for sale                                          354            0
  Purchase of premises and equipment net of gain or loss on asset disposal                (31)        (285)
  Foreclosed real estate activity (net)                                                     0          166
                                                                                      -------     --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                      $ 7,001     $(15,375)

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                 (10,880)      16,665
  Net increase/(decrease) in securities sold under agreement to repurchase              1,174          660
  Net proceeds/(payments) from borrowed funds                                            (192)         449
  Cash received from stock sales (net)                                                     79            0
                                                                                      -------     --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                      $(9,819)    $ 16,454

Net increase/(decrease) in cash and cash equivalents                                  $(2,314)    $  1,340
Cash and cash equivalents, beginning of year                                          $ 9,445     $  7,405
CASH AND CASH EQUIVALENTS, END OF QUARTER                                             $ 7,131     $  8,745

Supplemental noncash financing activities:
  Goodwill recognized in association with stock issued for acquisition of mortgage          -     $    (66)
  Issuance of common stock for acquisition of mortgage subsidiary                           -     $     66

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of March 31, 1998

                                                                                                           Accumulated
                                                                                    Common     Retained  Comprehensive Comprehensive
                                                                        Total        Stock     Earnings         Income        Income
Balance, December 31, 1996                                        $ 6,548,259   $6,113,286     $408,441       $ 26,532
  Net income 1997                                                     829,404                   829,404                   $ 829,404
  Unrealized gains (losses)                                           134,647                                  134,647      134,647
                                                                                                                         ----------
  Comprehensive income                                                                                                     $964,051
  Proceeds from sale of stock                                       1,950,995    1,950,995
  Fractional shares, issued in cash                                    (3,083)                   (3,083)
  Transfers                                                                 0
                                                                  -----------   ----------   ----------     ----------
Balance December 31, 1997                                         $ 9,460,222   $8,064,281   $1,234,762       $161,179
  Net income, 1998, year-to-date                                  $   150,805                   150,805                    $150,805
  Unrealized gains (losses)                                          ($17,361)                                 (17,361)     (17,361)
  Comprehensive income                                                                                                     $133,444
  Stock issued for acquisition of mortgage subsidiary (Note 7)        $66,780       66,780
  Proceeds from sale of stock                                              $0
  Fractional shares, issued in cash                                        $0
  Transfers                                                                $0
                                                                  -----------   ----------   ----------     ----------

Balance, end-of-quarter, March 31, 1998                              $200,224      $66,780     $150,805       $143,818
                                                                  -----------   ----------   ----------     ----------
Disclosure of 1998 reclassification amount:

Unrealized holding gains during period                                (17,361)
Less reclassification adjustment for gains reported in net income           0
                                                                  -----------
Net unrealized gains on securities                                   ($17,361)
                                                                  -----------

            INLAND NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of March 31, 1999

                                                                                            Accumulated
                                                                                    Common     Retained Comprehensive Comprehensive
                                                                        Total        Stock     Earnings        Income        Income
Balance, December 31, 1997                                         $9,460,222   $8,064,281   $1,234,762      $161,179
  Net income 1998                                                     947,087                   947,087                    $947,087
  Unrealized gains (losses)                                            82,562                                  82,562        82,562
  Comprehensive income                                                                                                   $1,029,649
  Stock issued for acquisition of mortgage subsidiary (Note 7)         66,780       66,780
  Proceeds from sale of stock                                          81,944       81,944
  Fractional shares, issued in cash                                    (4,843)                   (4,843)
  Transfers                                                                 0    1,558,199   (1,558,199)
                                                                  -----------   ----------   ----------    ----------
Balance December 31, 1998                                         $10,633,752   $9,771,204     $618,807      $243,741
  Net income, 1999, year-to-date                                      207,643                   207,643                    $207,643
  Unrealized gains (losses)                                          (227,145)                               (227,145)     (227,145)
  Comprehensive income                                                                                                     $(19,502)
  Proceeds from sale of stock                                          78,877       78,877
  Fractional shares, issued in cash                                         0
  Transfers                                                                 0
                                                                  -----------   ----------   ----------    ----------
Balance, end-of-quarter, March 31, 1999                           $10,693,127   $9,850,081     $826,450       $16,596
                                                                  -----------   ----------   ----------    ----------
Disclosure of 1999 reclassification amount:

Unrealized holding gains during period                              ($227,145)
                                                                  -----------
Less reclassification adjustment for gains reported in net income           0
                                                                  -----------
Net unrealized gains on securities                                  ($227,145)
                                                                  -----------

NOTE 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, as well as the results of operations and changes in financial position for the three month periods ended March 31, 1999 and 1998.

Certain reclassifications of March 31 and December 31, 1998 balances have been made to conform with the March 31, 1999 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the quarter ending March 31, 1998 to reflect the effect of a ten percent stock dividend issued to shareholders of record as of May 18, 1998.

NOTE 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 are included in operating results for the period ending March 31, 1999. Carrying amount and fair values at March 31, 1999 and December 31, 1998 were as follows:

                                                                                   3-31-99                     12-31-98
                                                                           -----------------------      ------------------------
                                                                           Amortized        Fair        Amortized         Fair
                                                                             Cost           Value         Cost            Value
Securities available-for-sale:
  US Treasury securities                                                    $ 4,006        $ 4,048       $ 5,019        $ 5,209
  Obligations of federal government agencies                                 22,238         22,230        18,248         18,424
  Mortgage backed securities                                                  2,657          2,649         1,960          1,970
  Corporate debt obligations                                                      0              0           250            250
                                                                            -------        -------       -------        -------
TOTAL                                                                       $28,901        $28,926       $25,477        $25,853
                                                                            =======        =======       =======        =======
Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions          $   718        $   732       $   818        $   832
                                                                            =======        =======       =======        =======

NOTE 3.    Loans

Loan detail by category as of March 31, 1999 and December 31, 1998 were as follows:

                                                       Mar-31            Dec-31
                                                        1999              1998
Commercial loans                                      $60,110           $58,779
Real estate loans                                      23,145            24,024
Installment loans                                       5,069             4,227
Consumer and other loans                                4,747             4,531
                                                      -------           -------
TOTAL LOANS                                           $93,071           $91,561
                                                      -------           -------
Allowance for loan losses                              (1,308)           (1,184)
Deferred loan fees, net of deferred costs                (246)             (256)
                                                      -------           -------
NET LOANS                                             $91,517           $90,121
                                                      -------           -------

NOTE 4.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three month periods ended March 31, 1999 and 1998 were as follows:

                                           Three Months Ended           Year-to-date
                                         03-31-99      03-31-98       1999         1998
Balance, beginning of period              $1,184       $1,085         $1,184       $1,085
Provision for loan losses                    135           90            135           90
Loan Charge-offs                              13           12             13           12
Loan Recoveries                                2            0              2            0
                                          ------       ------         ------       ------
Balance, end of period                    $1,308       $1,163         $1,308       $1,163

NOTE 5.    Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $500,000 on March 31, 1999 and December 31, 1998. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,500,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $7,050,000 (5.0% of bank assets.) There was a balance of $175,000 on the FHLB line on December 31, 1998. There were no balances outstanding on any of the lines on March 31, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $7,050,000) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Notes payable to the FHLB were $2,013,365 on March 31, 1999 and $2,030,158 on December 31, 1998.

NOTE 6.    Common Stock

On May 13, 1998 the Board of Directors declared a ten-percent stock dividend, effective to stockholders of record May 18, 1998, and issued June 26, 1998. All amounts per share and weighted average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividend. The Company recorded a transfer from retained earnings to common stock for the market value of the additional shares issued on June 26, 1998.

NOTE 7.    Acquisition of Mortgage Subsidiary

As previously disclosed, the Company acquired a mortgage subsidiary on February 27, 1998. Results presented in the Consolidated Statements of Condition, Income, Cash Flow, and Stockholders' Equity for the period ending December 31, 1998 reflect the acquisition and mortgage company operating results for a ten month period. Through the ten month period, the mortgage company experienced after-tax operating losses of $145,544. March 31, 1999 results include three months of operating results for the mortgage subsidiary, which included after-tax losses of $60,681. March 31, 1998 results include one month of operating results for the mortgage subsidiary, which included after-tax losses of $21,857. Management anticipates that the mortgage company will contribute positively to earnings during the remainder of 1999 and for the year as a whole.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II   Other Information

     Item 2.   Changes in Securities.

     During the first quarter of the 1999 fiscal year, the Registrant issued 110 shares of common stock to an employee, pursuant to the exercise of an employee stock option. The exercise price was $23.64 per share after adjustment of the stated exercise price of $26.00 per share for a previously declared 10% stock dividend.

     The Registrant also issued a total of 8,544 shares of common stock to three shareholders pursuant to the exercise of warrants granted on January 16, 1990. The exercise price was $10.25 per share after adjustment of the stated exercise price of $15.00 per share for previously declared 10% stock dividends.

     The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                             INLAND NORTHWEST BANCORPORATION, INC.

Date: May 10, 1999

                             By  /s/ Frederick M. Schunter
                                ------------------------------------------
                                 Frederick M. Schunter, President and
                                 Chief Executive Officer