Form 10QSB
period 1999-06-30
NORTHWEST BANCORPORATION INC
filed 1999-08-12
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB


(Mark One)


( ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended _______________________________.

(X) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/99 to 6/30/99.


Commission file number 0-24151


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

The registrant has a single class of common stock, of which there are 1,221,160 shares issued and outstanding as of June 30, 1999.

                               Table of Contents



                                                                            Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - June 30, 1999
               and December 31, 1998.......................................   3

               Consolidated Statements of Income - Three Months and
               year-to-date Ended June 30, 1999 and 1998...................   4

               Consolidated Statements of Cash Flow - year-to-date ended
               June 30, 1999 and 1998......................................   5

               Consolidated Statements of Stockholders' Equity as of
               June 30, 1999 and 1998......................................   6

               Notes to Consolidated Financial Statements..................   7

     Item 2.   Management's Discussion and Analysis or Plan of Operation...   9

Part II        Other Information

     Item 2.   Changes in Securities.......................................   9

     Item 6.   Exhibits and Reports on Form 8-K............................   9

Signatures.................................................................  10

Part 1 Financial Information


                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                      June 30, 1999 and December 31, 1998
                               ($ in thousands)

                                                                                                       June 30           December 31
                                                                                                        1999                 1998
                                         Assets
Cash and due from banks                                                                               $  8,452              $  9,445
Federal funds sold                                                                                      11,585                18,674
Securities held-to-maturity (Note 2)                                                                       577                   818
Securities available-for-sale (Note 2)                                                                  24,212                25,853
Federal Home Loan Bank stock, at cost                                                                      463                   382
Loans, net of allowance for loan losses of $1,328 in 1999 and $1,184 in 1998 (Notes 3 & 4)              94,665                90,121
Loans held for sale                                                                                         74                 1,746
Accrued interest receivable                                                                                944                   932
Premises and equipment, net                                                                              2,881                 3,055
Foreclosed real estate, net of allowance of $10 in 1999 and $10 in 1998                                    467                   203
Other assets                                                                                               878                   526
Goodwill                                                                                                   181                   189
                                                                                                      --------              --------
TOTAL ASSETS                                                                                          $145,378              $151,944
                                                                                                      --------              --------

                                       Liabilities

Noninterest bearing demand deposits                                                                     28,405                30,374
Money Market accounts                                                                                   27,755                27,407
NOW accounts                                                                                             6,052                10,063
Savings accounts                                                                                         3,301                 3,069
Time Certificates of Deposit, $100,000 and over                                                         14,617                10,842
Time Certificates of Deposit, under $100,000                                                            36,615                46,921
                                                                                                      --------              --------
TOTAL DEPOSITS                                                                                        $116,746              $128,675

Securities sold under agreement to repurchase                                                           14,709                 8,930
Borrowed funds, Federal Home Loan Bank (Note 5)                                                          1,996                 2,205
Borrowed funds, other banks (Note 5)                                                                       500                   500
Accrued interest payable and other liabilities                                                             796                   999
                                                                                                      --------              --------
TOTAL LIABILITIES                                                                                     $ 18,001              $ 12,634

                                 Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,221,160 on June 30, 1999 and 1,191,448 on December 31, 1998 (Note 6)                                 9,952                 9,771
Retained earnings                                                                                        1,068                   619
Accumulated other comprehensive income, net of tax of ($209) for 1999 and $131 for 1998                   (388)                  244
                                                                                                      --------              --------
TOTAL STOCKHOLDERS' EQUITY                                                                            $ 10,632              $ 10,634

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $145,378              $151,944
                                                                                                      ========              ========

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          Three Months and year-to-date ended June 30, 1999 and 1998
      ($ in thousands, except number of shares and per share information)



                                                                       Three Months Ended                          Year-to-date
                                                                 06/30/99           06/30/98                 1999               1998
                  Interest Income

Interest and fees on loans                                        $2,337             $2,240                  $4,535           $4,280
Interest on securities                                               458                444                     906              898
Interest on federal funds sold                                        78                249                     214              353
                                                                  ------             ------                  ------           ------
TOTAL INTEREST INCOME                                             $2,873             $2,933                  $5,656           $5,531

                 Interest Expense

Interest on deposits                                                 950              1,214                   2,002            2,219
Interest on securities sold under agreement to repurchase            114                107                     209              201
Interest on borrowed funds                                            40                 21                      81               21
                                                                  ------             ------                  ------           ------
TOTAL INTEREST EXPENSE                                            $1,104             $1,342                  $2,292           $2,442

NET INTEREST INCOME                                                1,769              1,591                   3,363            3,089
Provision for loan losses                                            135                130                     270              220
                                                                  ------             ------                  ------           ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               $1,634             $1,461                  $3,093           $2,869

                Noninterest Income

Fees and service charges                                             173                135                     343              259
Net gain from sale of loans                                          260                128                     589              155
Other noninterest income                                              96                 72                     174              129
                                                                  ------             ------                  ------           ------
TOTAL NONINTEREST INCOME                                          $  529             $  335                  $1,106           $  543

               Noninterest Expense

Salaries and employee benefits                                     1,026                827                   2,042            1,603
Occupancy expense                                                    116                121                     232              225
Furniture, fixtures and equipment expense                             47                 23                      90               57
Depreciation and amortization expense                                111                 94                     224              182
Other operating expense                                              510                479                     938              834
                                                                  ------             ------                  ------           ------
TOTAL NONINTEREST EXPENSE                                         $1,810             $1,544                  $3,526           $2,901

INCOME BEFORE TAXES                                                  353                252                     674              511
Federal income tax expense                                           111                125                     224              233
                                                                  ------             ------                  ------           ------
NET INCOME                                                        $  242             $  127                  $  450           $  278
                                                                  ======             ======                  ======           ======

                                                    Quarter Ended         Quarter Ended           Year-to-date          Year-to-date
                                                      06/30/99              06/30/98                06/30/99              06/30/98
Weighted average shares outstanding                   1,216,895             1,127,479              1,207,769             1,100,137
Basic earnings per share                                  $0.20                 $0.11                  $0.37                 $0.25
                                                      ---------             ---------              ---------             ---------

Weighted average shares outstanding                   1,216,895             1,127,479              1,207,769             1,100,137
Effect of dilutive securities                           259,965               277,597                263,414               260,795
Weighted average shares outstanding, adjusted
  for dilutive securities                             1,476,860             1,405,076              1,471,183             1,360,932
Earnings per share assuming full dilution                 $0.16                 $0.09                  $0.31                 $0.20
                                                      ---------             ---------              ---------             ---------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                   Year-to-date ended June 30, 1999 and 1998
                               ($ in thousands)

                                                                                                                  Year-to-date
                                                                                                          1999                  1998
Net income                                                                                                $450                 $278
Adjustments to reconcile net income to cash provided by operating activities:
     Provision for loan losses                                                                             270                  220
     Depreciation and amortization                                                                         224                  182
     Increase/decrease in assets and liabilities:
          Accrued interest receivable                                                                      (13)                (174)
          Other assets                                                                                     (10)              (1,176)
          Accrued interest payable & other liabilities                                                    (204)                 346
                                                                                                      --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 $717                ($323)

Cash flows from investing activities:
     Net (increase)/decrease in federal funds sold                                                       7,089              (12,428)
     Net (increase)/decrease in investment securities                                                      828               (1,265)
     Net (increase)/decrease in loans                                                                   (4,814)             (11,463)
     Net (increase)/decrease in loans held for sale                                                      1,672                    0
     Purchase of premises and equipment net of gain or loss on asset disposal                              (42)                (544)
     Foreclosed real estate activity (net)                                                                (264)                 346
                                                                                                      --------             --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                                        $4,469             ($25,353)

Cash flows from financing activities:
     Net increase/(decrease) in deposits                                                               (11,930)              23,052
     Net increase/(decrease) in securities sold under agreement to repurchase                            5,779                   86
     Net proceeds/(payments) from borrowed funds                                                          (209)               2,387
     Cash received from stock sales (net)                                                                  181                   35
                                                                                                      --------             --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                                       ($6,179)             $25,560

Net increase/(decrease) in cash and cash equivalents                                                     ($993)               ($116)
Cash and cash equivalents, beginning of year                                                            $9,445               $7,405
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                               $8,452               $7,289

Supplemental noncash financing activities:
     Goodwill recognized in association with stock issued for acquisition of mortgage subsidiary             -                 ($66)
     Issuance of common stock for acquisition of mortgage subsidiary                                         -                  $66

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of June 30, 1998

                                                                                                       Accumulated
                                                                    Common            Retained        Comprehensive    Comprehensive
                                                    Total           Stock             Earnings           Income           Income
Balance, December 31, 1996                        $6,548,259       $6,113,286         $408,441           $26,532
     Net income 1997                                 829,404                           829,404                            $829,404
     Unrealized gains (losses)                       134,647                                             134,647           134,647
                                                  ----------       ----------         --------           -------          --------
     Comprehensive income                                                                                                 $964,051
     Proceeds from sale of stock                   1,950,995        1,950,995
     Fractional shares, issued in cash                (3,083)                           (3,083)
     Transfers                                             0
                                                  __________       __________         ________           _______          --------
Balance December 31, 1997                         $9,460,222       $8,064,281       $1,234,762          $161,179
     Net income, 1998, year-to-date                 $278,197                           278,197                            $278,197
     Unrealized gains (losses)                       $27,985                                              27,985            27,985
     Comprehensive income                                                                                                 $306,182
     Stock issued for acquisition of
       mortgage subsidiary                           $66,780           66,780
     Proceeds from sale of stock                     $34,800           34,800
     Fractional shares, issued in cash                    $0
     Transfers                                            $0        1,554,719       (1,554,719)
                                                  __________       __________       __________           _______
Balance, end-of-quarter, June 30, 1998            $9,867,984       $9,720,580         ($41,760)         $189,164
                                                  __________       __________       __________           _______
Disclosure of 1998 reclassification amount:

Unrealized holding gains during period                27,985
Less reclassification adjustment for gains
  reported in net income                                   0
                                                  __________
Net unrealized gains on securities                   $27,985
                                                  __________


                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              As of June 30, 1999


                                                                                                      Accumulated
                                                                     Common           Retained       Comprehensive     Comprehensive
                                                    Total            Stock            Earnings           Income            Income
Balance, December 31, 1997                        $9,460,222       $8,064,281        $1,234,762         $161,179
     Net income 1998                                 947,087                            947,087                           $947,087
     Unrealized gains (losses)                        82,562                                              82,562            82,562
                                                  ----------       ----------        ----------         --------          --------
     Comprehensive income                                                                                               $1,029,649
     Stock issued for acquisition of mortgage
       subsidiary (Note 6)                            66,780           66,780
     Proceeds from sale of stock                      81,944           81,944
     Fractional shares, issued in cash                (4,843)                            (4,843)
     Transfers                                             0        1,558,199        (1,558,199)
                                                  __________        __________       __________         ________          ________
Balance December 31, 1998                        $10,633,752       $9,771,204          $618,807         $243,741
     Net income, 1999, year-to-date                  449,635                            449,635                           $449,635
     Unrealized gains (losses)                      (632,064)                                           (632,064)         (632,064)
     Comprehensive income                                                                                                ($182,429)
     Stock issued for acquisition of mortgage
       subsidiary                                          0
     Proceeds from sale of stock                     180,996          180,996
     Fractional shares, issued in cash                     0
     Transfers                                             0
                                                 ___________       ___________       __________         ________
Balance, end-of-quarter, June 30, 1999           $10,632,320       $9,952,200        $1,068,442        ($388,323)
                                                 ___________       ___________       __________         ________
Disclosure of 1999 reclassification amount:

Unrealized holding gains during period             ($632,064)
Less reclassification adjustment for gains
  reported in net income                                   0
                                                 ___________
Net unrealized gains on securities                 ($632,064)
                                                 ___________

Notes to Consolidated Financial Statements


NOTE 1.   Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 1999, December 31, 1998 and June 30, 1998, as well as the results of operations and changes in financial position for the three-month and six-month periods ended June 30, 1999 and 1998.

Certain reclassifications of June 30 and December 31, 1998 balances have been made to conform with the June 30, 1999 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three and six-month periods ending June 30, 1998 to reflect the effect of a two-for-one stock split effective for shareholders of record as of May 28, 1999.

Effective May 20, 1999, the name of the Company was changed from Inland Northwest Bancorporation, Inc. to Northwest Bancorporation, Inc. The former name was determined to be too geographically limiting for expansion opportunities that might arise in the future. No such opportunities have currently been identified.

At its annual meeting of shareholders, May 17, 1999, shareholders approved an increase in the number of authorized shares from 1,000,000 to 5,000,000. The increase in shares was to accomodate the two-for-one stock split and to facilitate future capital offerings. No such offerings are currently planned.


NOTE 2.   Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 are included in operating results for the six-month period ending June 30, 1999. Carrying amount and fair values at June 30, 1999 and December 31, 1998 were as follows

                                                                 June 30, 1999        December 31, 1998
                                                              Amortized     Fair     Amortized      Fair
                                                                Cost        Value       Cost        Value
Securities available-for-sale:
     US Treasury securities                                    $ 2,003     $ 2,023     $ 5,019     $ 5,209
     Obligations of federal government agencies                 20,231      19,717      18,248      18,424
     Mortgage backed securities                                  2,575       2,473       1,960       1,970
     Corporate debt obligations                                      0           0         250         250
TOTAL                                                          $24,810     $24,212     $25,477     $25,853
                                                               -------     -------     -------     -------
Securities held-to-maturity:
     Obligations of states, municipalities and
       political subdivisions                                  $   577     $   582     $   818     $   832
                                                               -------     -------     -------     -------

NOTE 3.   Loans

Loan detail by category as of June 30, 1999 and December 31, 1998 were as follows

                                                                June 30       December 31
                                                                 1999           1998
Commercial loans                                               $ 64,413       $ 58,779
Real estate loans                                                21,715         24,024
Installment loans                                                 5,462          4,227
Consumer and other loans                                          4,657          4,531
                                                               --------       --------
TOTAL LOANS                                                    $ 96,246       $ 91,561
Allowance for loan losses                                        (1,328)        (1,184)
Deferred loan fees, net of deferred costs                          (254)          (256)
NET LOANS                                                      $ 94,665       $ 90,121
                                                               --------       --------

NOTE 4.   Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and six-month periods ended June 30, 1999 and 1998 were as follows

                                       Three Months Ended       Year-to-date
                                      06/30/99   06/30/98     1999       1998
Balance, beginning of period           $1,308     $1,163     $1,184     $1,085
Provision for loan losses                 135        130        270        220
Loan Charge-offs                          118          9        131         21
Loan Recoveries                             3          0          5          0
Balance, end of period                 $1,328     $1,284     $1,328     $1,284

NOTE 5.   Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $500,000 on June 30, 1999 and December 31, 1998. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,500,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $7,268,000 (5.0% of bank assets.) There was a balance of $175,000 on the FHLB line on December 31, 1998. There were no balances outstanding on any of the lines on June 30, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $7,268,000) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $1,996,225 on June 30, 1999 and $2,030,158 on December 31, 1998.


NOTE 6.   Common Stock

On March 16, 1999, the Board of Directors authorized a two-for-one stock split for shareholders of record as of May 21, 1999. All amounts per share and weighted average shares outstanding for all periods presented have been restated to reflect the effect of the stock split.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II   Other Information

     Item 2.   Changes in Securities.

     A two-for-one stock split declared by the directors on March 16, 1999 became effective on May 21, 1999. During the second quarter of the 1999 fiscal year, the Registrant issued a total of 10,004 shares of common stock to three shareholders pursuant to the exercise of warrants granted on January 16, 1990. The exercise price was $5.12 per share after adjustment of the stated exercise price of $15.00 per share for previously declared 10% stock dividends and the stock split described above. The Registrant also issued 200 shares to each non-employee director pursuant to the Registrant's compensation plan for non-employee directors; this plan provides for the issuance of 200 shares annually to each non-employee director completing a period of twelve months of service prior to the annual shareholder meeting.

     The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Registrant was held on Monday, May 17, 1999. In addition to the re-election of the directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders approved a proposal to amend Article VII of the Articles of Incorporation to increase the authorized number of shares of common stock from 1,000,000 shares to 5,000,000 shares. The number of shares cast in favor of this proposal was 414,168; 118,948 shares were cast against or withheld, including abstentions and broker non-votes. The shareholders also ratified the selection of Moss Adams, LLP as independent public accountants for the Registrant for the fiscal year ending December 31, 1999. 419,664 shares were voted in favor of the ratification with 113,502 shares being voted against or withheld, including abstentions and broker non-votes.

     Item 5.   Other Information

     The name of the Registrant was changed to Northwest Bancorporation, Inc., effective May 20, 1999.

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Ex 27  Financial Data Schedule

          (b)  Reports on Form 8-K
               Not applicable


                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHWEST BANCORPORATION, INC.

Date: August    10  ,1999
              ------


                                        By  /s/ Frederick M. Schunter
                                          --------------------------------------

                                        Frederick M. Schunter, President and
                                        Chief Executive Officer