Form 10QSB
period 1999-09-30
NORTHWEST BANCORPORATION INC
filed 1999-11-10
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

(   )    Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended _________________________.

( X ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/99 to 9/30/99.


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

The registrant has a single class of common stock, of which there are 1,243,860 shares issued and outstanding as of September 30, 1999.

                               Table of Contents

                                                                                                    Page
Part I              Financial Information

     Item 1.  Financial Statements

                    Consolidated Statements of Condition - September 30, 1999
                    and December 31, 1998........................................................      3

                    Consolidated Statements of Income - Three Months and year-to-date Ended
                    September 30, 1999 and 1998..................................................      4

                    Consolidated Statements of Cash Flow - year-to-date ended
                    September 30, 1999 and 1998..................................................      5

                    Consolidated Statements of Stockholders' Equity as of
                    September 30, 1999 and 1998..................................................      6

                    Notes to Consolidated Financial Statements...................................      7

     Item 2.  Management's Discussion and Analysis or Plan of Operation..........................      9

Part II    Other Information

     Item 2.        Changes in Securities........................................................      9

     Item 6.        Exhibits and Reports on Form 8-K.............................................      9

Signatures.......................................................................................      9

Part I Financial Information

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                   September 30, 1999 and December 31, 1998
                               ($ in thousands)

                                                                                               September 30   December 31
                                                                                                       1999          1998
                          Assets

Cash and due from banks                                                                        $  7,791        $  9,445
Federal funds sold                                                                               11,172          18,674
Securities held-to-maturity (Note 2)                                                                577             818
Securities available-for-sale (Note 2)                                                           30,150          25,853
Federal Home Loan Bank stock, at cost                                                               479             382
Loans, net of allowance for loan losses of $1,404 in 1999 and  $1.184 in 1998 (Notes 3 & 4)     100,190          90,121
Loans held for sale                                                                                 878           1,746
Accrued interest receivable                                                                         796             932
Premises and equipment, net                                                                       2,806           3,055
Foreclosed real estate, net of allowance of $10 in 1999 and $10 1998                                420             203
Other assets                                                                                        933             526
Goodwill                                                                                            178             189
                                                                                              ---------        --------
TOTAL ASSETS                                                                                   $156,369        $151,944
                                                                                              ---------        --------
                          Liabilities

Noninterest bearing demand deposits                                                              27,482          30,374
Money Market accounts                                                                            30,338          27,407
NOW accounts                                                                                      7,215          10,063
Savings accounts                                                                                  3,397           3,069
Time Certificates of Deposit, $100,000 and over                                                  15,443          10,842
Time Certificates of Deposit, under $100,000                                                     39,129          46,921
                                                                                              ---------        --------
TOTAL DEPOSITS                                                                                 $123,003        $128,675

Securities sold under agreement to repurchase                                                    17,835           8,930
Borrowed funds, Federal Home Loan Bank (Note 5)                                                   2,985           2,205
Borrowed funds, other banks (Note 5)                                                                561             500
Accrued interest payable and other liabilities                                                    1,023             999
                                                                                              ---------        --------
TOTAL LIABILITIES                                                                              $ 22,404        $ 12,634

                          Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,243,860 on September 30, 1999 and 1,191,448 on December 31, 1998 (Note 6)                    10,068           9,771
Retained earnings                                                                                 1,249             619
Accumulated other comprehensive income, net of tax of ($192) for 1999 and $131 for 1998            (356)            244
                                                                                              ---------        --------
TOTAL STOCKHOLDERS' EQUITY                                                                     $ 10,961        $ 10,634

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $156,369        $151,944
                                                                                              =========        ========

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        Three Months and year-to-date ended September 30, 1999 and 1998
      ($ in thousands, except number of shares and per share information)

                                                                 Three Months Ended          Year-to-date
                                                                09/30/99     09/30/98      1999        1998
                     Interest Income

Interest and fees on loans                                        $2,331       $2,444      $6,866     $6,724
Interest on securities                                               457          431       1,363      1,329
Interest on federal funds sold                                       141          234         356        587
                                                                  ------       ------      ------     ------
TOTAL INTEREST INCOME                                             $2,930       $3,109      $8,585     $8,640

                     Interest Expense

Interest on deposits                                               1,001        1,196       3,003      3,415
Interest on securities sold under agreement to repurchase            169          106         378        307
Interest on borrowed funds                                            41           41         122         63
                                                                  ------       ------      ------     ------
TOTAL INTEREST EXPENSE                                            $1,211       $1,343      $3,503     $3,785

NET INTEREST INCOME                                                1,719        1,766       5,082      4,855
Provision for loan losses                                            135          135         405        355
                                                                  ------       ------      ------     ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               $1,584       $1,631      $4,677     $4,500

                     Noninterest Income

Fees and service charges                                             187          138         530        397
Net gain from sale of loans                                          196          219         785        375
Other noninterest income                                             100           99         275        228
                                                                  ------       ------      ------     ------
TOTAL NONINTEREST INCOME                                          $  484       $  456      $1,590     $  999

                     Noninterest Expense

Salaries and employee benefits                                     1,010          931       3,051      2,534
Occupancy expense                                                    121          112         354        336
Furniture, fixtures and equipment expense                             49           34         139         91
Depreciation and amortization expense                                109           96         333        278
Other operating expense                                              502          462       1,439      1,296
                                                                  ------       ------      ------     ------
TOTAL NONINTEREST EXPENSE                                         $1,791       $1,634      $5,316     $4,535

INCOME BEFORE TAXES                                                  277          453         951        964
Federal income tax expense                                            96          206         320        439
                                                                  ------       ------      ------     ------
NET INCOME                                                        $  181       $  247      $  630     $  525
                                                                  ======       ======      ======     ======

                                                                           Quarter Ended  Quarter Ended  Year-to-date  Year-to-date
                                                                              09/30/99      09/30/98       09/30/99      09/30/98
Weighted average shares outstanding                                          1,218,337      1,128,942      1,239,128      1,185,613
Basic earnings per share                                                   $      0.15    $      0.22    $      0.51    $      0.44
                                                                           -----------    -----------    -----------    -----------

Weighted average shares outstanding                                          1,218,337      1,128,942      1,239,128      1,185,613
Effect of dilutive securities                                                  232,429        268,756        244,984        268,756
Weighted average shares outstanding, adjusted for dilutive securtities       1,450,766      1,397,698      1,484,112      1,454,369
Earnings per share assuming full dilution                                  $      0.12    $      0.18    $      0.42    $      0.36
                                                                           -----------    -----------    -----------    -----------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                Year-to-date ended September 30, 1999 and 1998
                               ($ in thousands)

                                                                                                 Year-to-date
                                                                                              1999         1998
Net income                                                                                  $   630      $   525
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                     405          355
  Depreciation and amortization                                                                 333          278
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                                 136         (143)
    Other assets                                                                                (79)      (1,517)
    Accrued interest payable & other liabilities                                                 24          669
                                                                                           --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $ 1,449      $   167

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                               7,502       (6,765)
  Net (increase)/decrease in investment securities                                           (5,077)      (2,917)
  Net (increase)/decrease in loans                                                          (10,474)     (13,748)
  Net (increase)/decrease in loans held for sale                                                868            0
  Purchase of premises and equipment net of gain or loss on asset disposal                      (75)        (761)
  Foreclosed real estate activity (net)                                                        (218)         219
                                                                                           --------      -------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                           ($ 7,474)    ($23,973)

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                        (5,672)      22,166
  Net increase/(decrease) in securities sold under agreement to repurchase                    8,905          975
  Net proceeds/(payments) from borrowed funds                                                   841        2,484
  Cash received from stock sales (net)                                                          297           35
                                                                                           --------      -------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                            $ 4,371      $25,660

Net increase/(decrease) in cash and cash equivalents                                       ($ 1,654)     $ 1,854
Cash and cash equivalents, beginning of year                                                $ 9,445      $ 7,405
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                   $ 7,791      $ 9,259

Supplemental noncash financing activities:
  Goodwill recognized in association with stock issued for acquisition
  of mortgage subsidiary                                                                          -     ($    66)
  Issuance of common stock for acquisition of mortgage subsidiary                                 -      $    66

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           As of September 30, 1998

                                                                                                       Accumulated
                                                                           Common         Retained    Comprehensive   Comprehensive
                                                             Total          Stock         Earnings      Income           Income
Balance, December 31, 1996                                $  6,548,259     $6,113,286    $  408,441      $ 26,532
  Net income 1997                                              829,404                      829,404                     $829,404
  Unrealized gains (losses)                                    134,647                                    134,647        134,647
                                                                                                                        --------
  Comprehensive income                                                                                                  $964,051
  Proceeds from sale of stock                                1,950,995      1,950,995
  Fractional shares, issued in cash                             (3,083)                      (3,083)
  Transfers                                                          0
                                                          ------------     ----------    ----------      --------
Balance December 31, 1997                                 $  9,460,222     $8,064,281    $1,234,762      $161,179
  Net income, 1998, year-to-date                          $    524,774                      524,774                     $524,774
  Unrealized gains (losses)                               $    251,274                                    251,274        251,274
                                                                                                                        --------
  Comprehensive income                                                                                                  $776,048
  Stock issued for acquisition of mortgage subsidiary     $     66,780         66,780
  Proceeds from sale of stock                             $     39,643         39,643
  Fractional shares, issued in cash                       $     (4,843)                      (4,843)
  Transfers                                               $          0      1,563,042    (1,563,042)
                                                          ------------     ----------    ----------      --------
Balance, end-of-quarter, September 30, 1998               $ 10,337,850      9,733,746    $  191,651      $412,453
                                                          ------------     ----------    ----------      --------
Disclosure of 1998 reclassification amount:

Unrealized holding gains during period                         251,274
Less reclassification adjustment for gains reported
   in net income                                                     0
                                                          ------------
Net unrealized gains on securities                        $    251,274
                                                          ------------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           As of September 30, 1999


                                                                                                       Accumulated
                                                                                Common    Retained   Comprehensive  Comprehensive
                                                                 Total           Stock    Earnings          Income         Income
Balance, December 31, 1997                                 $ 9,460,222     $ 8,064,281   $ 1,234,762      $161,179
  Net income 1998                                              947,087                       947,087                   $  947,087
  Unrealized gains (losses)                                     82,562                                      82,562         82,562
                                                                                                                       ----------
  Comprehensive income                                                                                                 $1,029,649
  Stock issued for acquisition of mortgage
    subsidiary (Note 6)                                         66,780          66,780
  Proceeds from sale of stock                                   81,944          81,944
  Fractional shares, issued in cash                             (4,843)                       (4,843)
  Transfers                                                          0       1,558,199    (1,558,199)
                                                           -----------     -----------   -----------    ----------
Balance December 31, 1998                                  $10,633,752     $ 9,771,204   $   618,807    $  243,741
  Net income, 1999, year-to-date                               630,362                       630,362                   $  630,362
  Unrealized gains (losses)                                   (600,168)                                   (600,168)      (600,168)
                                                                                                                       ----------
  Comprehensive income                                                                                                 $   30,194
  Stock issued for acquisition of mortgage subsidiary                0
  Proceeds from sale of stock                                  297,270         297,270
  Fractional shares, issued in cash                                  0
  Transfers                                                          0
                                                           -----------     -----------   -----------    ----------
Balance, end-of-quarter, September 30, 1999                $10,961,216     $10,068,474   $ 1,249,169    $ (356,427)
                                                           -----------     -----------   -----------    ----------
Disclosure of 1999 reclassification amount:

Unrealized holding gains during period                     $  (600,168)
Less reclassification adjustment for gains reported
  in net income                                                      0
                                                           -----------
Net unrealized gains on securities                         $  (600,168)
                                                           -----------

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------
NOTE 1.  Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 1999, December 31, 1998 and September 30, 1998, as well as the results of operations and changes in financial position for the three-month and nine-month periods ended September 30, 1999 and 1998.

Certain reclassifications of September 30 and December 31, 1998 balances have been made to conform with the September 30, 1999 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three and nine-month periods ending September 30, 1998 to reflect the effect of a two-for-one stock split effective for shareholders of record as of May 28, 1999.

Effective May 20, 1999, the name of the Company was changed from Inland Northwest Bancorporation, Inc. to Northwest Bancorporation, Inc. The former name was determined to be too geographically limiting for expansion opportunities that might arise in the future. No such opportunities have currently been identified.

At its annual meeting of shareholders, May 17, 1999, shareholders approved an increase in the number of authorized shares from 1,000,000 to 5,000,000. The increase in shares was to accomodate the two-for-one stock split and to facilitate future capital offerings. No such offerings are currently planned

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 are included in operating results for the nine-month period ending September 30, 1999. Carrying amount and fair values at September 30, 1999 and December 31, 1998 were as follows
--------------------------------------------------------------------------------

                                                                        September 30, 1999     December 31, 1998

                                                                       Amortized      Fair    Amortized      Fair
                                                                          Cost       Value       Cost        Value
Securities available-for-sale:
  US Treasury securities                                               $  4,011    $  4,023   $   5,019     $ 5,209
  Obligations of federal government agencies                             21,983      21,482      18,248      18,424
  Mortgage backed securities                                              4,704       4,645       1,960       1,970
  Corporate debt obligations                                                  0           0         250         250
                                                                       --------    --------   ---------     -------
TOTAL                                                                  $ 30,698    $ 30,150   $  25,477     $25,853
                                                                       ========    ========   =========     =======

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions     $    577     $   580     $   818     $   832
                                                                       ========    ========    ========     =======

--------------------------------------------------------------------------------
NOTE 3.  Loans

Loan detail by category as of September 30, 1999 and December 31, 1998 were as follows
--------------------------------------------------------------------------------

                                                       September 30       December 31
                                                               1999              1998
Commercial loans                                           $ 68,055           $ 58,779
Real estate loans                                            23,611             24,024
Installment loans                                             5,535              4,227
Consumer and other loans                                      4,647              4,531
                                                           --------           --------
TOTAL LOANS                                                $101,847           $ 91,561
                                                           --------           --------
Allowance for loan losses                                    (1,404)            (1,184)
Deferred loan fees, net of deferred costs                      (253)              (256)
                                                           --------           --------
NET LOANS                                                  $100,190           $ 90,121
                                                           ========           ========

--------------------------------------------------------------------------------
NOTE 4.  Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and nine-month periods ended September 30, 1999 and 1998 were as follows
--------------------------------------------------------------------------------

                                                            Three Months Ended          Year-to-date
                                                           09/30/99    09/30/98        1999       1998
Balance, beginning of period                                 $1,328      $1,284      $1,184     $1,085
Provision for loan losses                                       135         135         405        355
Loan Charge-offs                                                 60         127         191        148
Loan Recoveries                                                   1           0           6          0
                                                             ------      ------      ------     ------
Balance, end of period                                       $1,404      $1,292      $1,404     $1,292

--------------------------------------------------------------------------------
NOTE 5.  Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $500,000 on September 30, 1999 and December 31, 1998. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,500,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $7,268,000 (5.0% of bank assets.) There was a balance of $175,000 on the FHLB line on December 31, 1998. There were no balances outstanding on any of the lines on June 30, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $7,268,000) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $2,996,225 on September 30, 1999 and $2,030,158 on December 31, 1998. One property acquired by the Bank through foreclosure was encumbered by a mortgage in the amount of $61,085 as of September 30, 1999. There was no underlying indebtedness on OREO properties on either September 30 or December 31, 1998

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 6.  Common Stock

On May 18, 1999, the Board of Directors authorized a two-for-one stock split for shareholders of record as of May 28, 1999. All amounts per share and weighted average shares outstanding for all periods presented have been restated to reflect the effect of the stock split

--------------------------------------------------------------------------------

     Item 2.    Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II  Other Information

     Item 2.    Changes in Securities.

     During the third quarter of the 1999 fiscal year, the Registrant issued a total of 22,700 shares of common stock to four shareholders pursuant to the exercise of warrants granted on January 16, 1990. The exercise price was $5.12 per share after adjustment of the stated exercise price of $15.00 per share for previously declared 10% stock dividends and the stock split described above.

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

                                   NORTHWEST BANCORPORATION, INC.

Date: November 10, 1999

                                   By /s/ Frederick M. Schunter
                                     ----------------------------------------
                                      Frederick M. Schunter, President and
                                      Chief Executive Officer