Form 10KSB
period 1999-12-31
NORTHWEST BANCORPORATION INC
filed 2000-03-30
CIK 893467

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____________

                        Commission file number 000-24151

                                ---------------

                         NORTHWEST BANCORPORATION, INC.
                 (Name of small business issuer in its charter)

     Washington                                    91-1574174
     (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification Number)

     421 W. Riverside,                             99201-0403
     (Address of principal executive offices)      (Zip Code)

                   (Issuer's telephone number) (509) 456-8888
          Securities to be registered under Section 12(b) of the Act:

                                ---------------

                              Title of each class
                                      None

                   Name of each exchange on which registered
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, No Par Value Per Share
                                (Title of Class)

                                ---------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $13,773,120.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,666,924. Based on average bid/ask price as of March 14, 2000.

     (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,577,127

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form l0-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (''Securities Act''). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes [X]   No [ ]

                                    PART I

                                (ALTERNATIVE 2)

                            DESCRIPTION OF BUSINESS

Business Development By Issuer and Subsidiaries

     Northwest Bancorporation, Inc. ("the Company''), formerly known as Inland Northwest Bancorporation, Inc., was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the "Bank'') by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company pursuant to a Plan of Exchange dated March 23, 1993, as amended April 1, 1993, between the Company and the Bank. The Bank has been a wholly-owned subsidiary of the Company since that date. The Bank had commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. During 1995, it transferred its corporate domicile and state bank charter to Idaho in order to implement branching activity in that state. During 1997, it re-transferred its corporate domicile and state bank charter to Washington; it continues to have authorization to establish and operate branch facilities in Idaho.

     On February 27, 1998, the Company established a second subsidiary through the acquisition of all the outstanding common stock of Hege Company, Inc., a Washington corporation engaged in business as a non-supervised mortgage loan correspondent, in exchange for 4,770 shares of common stock of the Company. The shares were considered to have an agreed market value of $14 per share (adjusted for the stock split on May 28, 1999) for total consideration of $66,780; the purchase price also included an additional cash payment of $145,554. In connection with the acquisition, the subsidiary's name was changed to INB Mortgage Company ("INB Mortgage"). INB Mortgage has continued in business as a mortgage broker in the Spokane County and North Idaho market areas. It acts as a mortgage loan correspondent and is qualified as a non-supervised loan mortgagee pursuant to government regulations.

     The acquisition was accounted for by the Company under the purchase method of accounting, and the Company has recognized goodwill of $198,498 as a result of the acquisition. After the acquisition, the Company increased the capitalization of INB Mortgage by making an additional capital contribution of $300,000 on March 3, 1998, in order to qualify for additional types of correspondent mortgage loan business. To fund the acquisition and provide for the additional capital, the Company arranged for a $500,000 non-revolving line of credit with the Key Bank of Washington; no principal payments were made on that indebtedness in 1999.

General

     The Company. During the period June 10, 1993 through December 31, 1999, the Company's assets and revenues have increased because of the growth of the Bank. INB Mortgage expanded the Company's financial services through the entry into the real estate mortgage market. That subsidiary, however, is not profitable as yet. Although the Company's management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the parent company of the Bank and INB Mortgage. Expenses associated with any new business activity initially would need to be funded through dividends received by the Company from the Bank or INB Mortgage. Consequently, the Company would not be able to engage in any new business activity if the associated costs and expenses would require the payment of a dividend from the Bank or INB Mortgage that would adversely affect the ability of either subsidiary to conduct its business.

     The primary asset of the Company still is the common stock of the Bank. The Bank's operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank's operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. During 1999, the losses incurred by INB Mortgage affected the Company's financial position. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

     The Bank. The Bank's principal office and main branch is located in the downtown business core of Spokane, Washington, and it has nine other branches located in the Spokane, Washington, Coeur d'Alene, Idaho and Post Falls, Idaho areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Banks' deposits and loans are generated in Spokane County, Washington, with a population of approximately 409,000 and Kootenai County, Idaho, with a population of approximately 104,000; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 1999. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products in the market area. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home of 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The market area is considered strong and stable.

     Banking Services. A variety of commercial and retail banking services offered by the Bank have been the Bank's principal products during the past five years. The Bank strives to occupy a niche market wherein it specializes in the delivery of depository, cash management, and lending arrangements to professionals in business and medical related services and to small businesses employing from several to 150 or more employees.

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

     The Bank also offers a full range of short-to medium-term commercial and personal loans. These credit services include:

     To businesses:

     (1)  Operating loans and lines;

     (2)  Equipment loans;

     (3)  Commercial real estate and construction loans:

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

     INB Mortgage. The offices of INB Mortgage are located near the downtown business core of Spokane, Washington. An additional office was established in 1999 in leased space adjacent to the Bank's branch location in Post Falls, Idaho. An office in the Spokane Valley was occupied during most of 1999, but was closed late in the year as mortgage demand in the Spokane market declined dramatically. INB Mortgage currently has 14 employees; it is licensed to do business throughout the states of Washington and Idaho.

     As a mortgage broker, through its correspondent relationships, INB Mortgage offers virtually all mortgage products available in the market. It specializes in Conventional, FHA & VA home loans for purchase or refinance of 1-4 family residential living units. INB Mortgage also processes loans requiring special credit considerations, that is, subprime loans. Substantially all loans produced by INB Mortgage are sold to third-party investors, including servicing rights, with investor commitment in-hand prior to loan closing. INB Mortgage will consider establishment of a loan servicing operation at some point in the future if it determines that that type of activity would be profitable. During 1999 INB Mortgage expanded its activities to include a limited amount of contractor financing. Contractor loans are funded by and subject to credit approval of the Bank. The Bank retains interest income and credit risk from contractor loans; INB Mortgage retains fee income and the opportunity to initiate end loans to purchasers.

     1999 was a very difficult year for INB Mortgage; it posted tax-adjusted losses totaling $233,267. The losses were attributed to two factors: a significant increase in home mortgage rates, which effectively eliminated home refinance activity; and, a sharp decline in home purchases in the Spokane County market, as reflected by a full-year drop in recordings of mortgage documents of over 30%. The Kootenai County market remains relatively strong, compared to Spokane County, prompting the establishment of the office in Post Falls. To effectively compete in the Idaho market, however, a mortgage company must be approved to offer loans under the Idaho Housing Authority. INB Mortgage did not receive approval and required training until after year-end.

     The Board of Directors of the Company considers losses in the amount incurred by INB Mortgage in 1999 to be unacceptable on an ongoing basis. Consequently, at the Company's direction, the Board of Directors of INB Mortgage has committed to meeting a worst-case scenario budget that calls for the mortgage company to break-even during 2000. This will be accomplished by taking the following action: (1) reduction in offices and personnel; (2) increased focus on builder relationships; (3) increased standards for retention of existing mortgage lenders; (4) hiring of more effective and proven mortgage lenders. Implementation of these steps will be complete by March 31, 2000.

     The Board of Directors of INB Mortgage is meeting on a weekly basis with its management to provide assistance in meeting these goals and monitoring performance under the worst-case budget. Should efforts to meet the worst-case budget prove unsuccessful, the Board of Directors of the Company anticipates taking action to eliminate this drain on earnings. Action taken could range from further reduction in staffing to closure of INB Mortgage. If closed, a small number of employees might be brought into the Bank as a mortgage department, assuming analysis indicated enhancement of Bank profitability. Abandonment of the mortgage company would result in one-time and ongoing estimated costs to the Company between $202,000 and $284,000 tax-adjusted. The most significant cost in closing the mortgage company would be reversal of goodwill of nearly $175,000 (pre-tax adjustment). Even assuming continued operation of INB Mortgage, the Company will be reviewing the appropriateness of the level of goodwill carried on its books. Some adjustment may be necessary to accurately reflect the value of the mortgage company in excess of its book value; any such adjustment would result in a reduction to reported 2000 earnings.

     The Company believes that a strong mortgage company is a desirable and integral component of the family of services it wishes to offer. Consequently, recognizing that the mortgage industry is cyclical in nature, the Company is willing to accept near-term break-even results. The Board of Directors of the Company does anticipate that long-term earnings by the mortgage company will be commensurate with capital allocated to its operation.

     Because INB Mortgage has not become profitable, as anticipated by the Company in the business plan adopted for the acquisition, it has become necessary for the Company to replace prior management and to increase its equity contribution to a total of $984,334 as of December 31, 1999.

Competition

     The Bank. Competition in the banking and financial services industry is significant and has intensified in recent years. Competitors include financial institutions within the traditional banking system, such as commercial banks, savings banks, savings and loan associations and credit unions. Furthermore, financial institutions from outside the traditional banking system, such as investment banking and brokerage firms, insurance companies, credit card issuers, mortgage companies, and related industries offering bank-like products, has widened the competition. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, and other recent developments, it is anticipated that competition will increase in the future. Competition in the Bank's market area is not greater than competition in other parts of the United States. Consequently, neither the Bank nor the Company believe that the Bank faces unusual competitive conditions.

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

     Based on industry information there are 12 commercial banks, savings banks and savings and loan associations in Spokane County, Washington, having a total of 101 locations and an estimated total of $3,238 million in deposits as of June 30, 1999, the most recent date for which information is readily available. Based on the same information there are 11 commercial banks, savings banks and savings and loan associations in Kootenai County, Idaho having a total of 35 locations and an estimated total of $849 million in deposits.

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

     Bank Holding Company Regulation. The Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (collectively, the ''Federal Reserve"). The Company is required to file with the Federal Reserve an annual report and any additional information that the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

     Bank Acquisitions. The BHC Act requires, among other things, the prior approval of the Federal Reserve if the Company proposes to (i) acquire all or substantially all the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company. The BHC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

     Non-Bank Acquisitions. The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or activities which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

     Restrictions on the Acquisition of the Company. The acquisition of 10% or more of the Company's outstanding shares by any person or group of persons may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, as amended, and the acquisition of control of the Company by another company would be subject to regulatory approval under the BHC Act.

     Source of Strength Policy. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its "source of strength'' policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

     Effect of Other Legislation. The Gramm-Leach-Bliley Financial Modernization Act, effective March 11, 2000, authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate's products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act
(CRA) performance are specified. The Company meets the standard to be considered "well-capitalized" and the Bank has a "Satisfactory" CRA rating, meeting the requirements contained in the Act. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

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

     Affiliate Transactions. The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any non-bank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing ''low-quality" assets from affiliates.

     FDIC Assessments. The deposits of the Banks are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. In 1996, legislation was enacted that provides that the Financing Corporation ("FICO") bond repayment obligations would be shared by institutions insured by the BIF and the Savings Association Insurance Fund ("SAIF"). For the years 1997 through 1999, BIF-assessable deposits were assessed at a FICO premium rate of 1/5 of the rate imposed on SAIF-assessable deposits. The FICO premiums for BIF and SAIF are 1.3 and 6.4 basis points, respectively, from January 1, 1997. The annual rate during 1999 was 1.22 for the first quarter, 1.176 for the second quarter, 1.160 for the third quarter and 1.184 for the fourth quarter.

     Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", ''undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "adequately capitalized" are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in "The Company and the Bank--Risk-Based Capital Requirements" below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well-capitalized" are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 1999, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well capitalized", with ratios of 7.32%, 10.10% and 11.35%, respectively.

     Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB's policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 1999, the Bank held stock in the FHLB in the amount of $479,400.

     The Company and the Bank. As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

     Risk-Based Capital Requirements. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.0%. At least half of the total capital must be "Tier 1" capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2'' capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

     Community Reinvestment. Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, a bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 1999 the Bank was rated "Satisfactory" with respect to CRA.

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

     INB Mortgage. As a qualified FHA Direct Endorsement lender, INB Mortgage is governed by the regulations established by the Department of Housing and Urban Development (HUD) and is subject to their audit criteria and quality control requirements. The same is true for loans originated under the rules of the United States Veterans Administration. Conventional loans are processed under rules and requirements established by the Federal National Mortgage Association
(FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). Additionally, each investor that purchases mortgage loans from INB Mortgage may have its own lending criteria and may reserve the right to audit procedures in place at INB Mortgage. INB Mortgage holds a mortgage broker's license from the State of Idaho and is subject to rules and regulations attendant to the Idaho Mortgage Brokers Practices Act. As a subsidiary of the Company, INB Mortgage is exempt from the requirement to hold a mortgage broker's license in the State of Washington; however, it is subject to regulation and review through the examination procedures established by the regulators of the Bank and as described elsewhere in this filing. Loans made under the authority of the Washington State Public Housing Commission and the Idaho Housing Authority are subject to additional requirements.

Employees

     The Bank and INB Mortgage employed 101 full time equivalent persons as of December 31, 1999; the Company does not have any compensated employees.

Summary Performance Information

     Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

     The Bank has experienced growth in total assets of 6.08% and 25.8% for the fiscal years ended December 31, 1999 and 1998, respectively. Net loan growth was 18.09% and 19.9% for these same periods. Also for these same periods, loan losses net of recoveries were $245,454 and $399,557, respectively. The Bank continues to provide for anticipated future losses through increases in the allowance for loan loss reserve which was at $1,480,208 or 1.37% of outstanding loans, on December 31, 1999 and $1,184,322, or 1.30% of outstanding loans, on December 31, 1998. For information on the Bank's capital ratios as of December 31, 1999, see "Regulation -- The Bank --Prompt Corrective Action" and "Regulation -- The Company and the Bank -- Risk-Based Capital Requirements'' above.

Statistical Disclosure

     Certain statistical and other information is set forth below. All information in this sub-subsection should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

     All references in this sub-section to historical statistical and other information are to the historical consolidated information of the Company its subsidiaries for the two most recently ended fiscal years.

I. Distribution of Assets, Liabilities and Stockholder's Equity; Interest Rates and Interest Differential

               AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES
                            (Dollars in Thousands)

                                                     1999                        1998

                                                              Average                       Average
                                                                Yield                         Yield
                                                   Interest   Earned/            Interest   Earned/
                                          Average   Income/      Rate   Average   Income/      Rate
                                          Balance   Expense      Paid   Balance   Expense      Paid

                ASSETS:
  Investment Securities:
    Taxable Investments                   $ 28,868  $ 1,876     6.50%  $ 25,943   $ 1,715    6.61%
    Nontaxable Investments                     634       28     4.42%       819        36    4.40%
                                          --------  -------            --------   -------
      Total Investment Securities         $ 29,502  $ 1,904     6.45%  $ 26,762   $ 1,751    6.54%

  Interest-bearing Deposits with Banks    $    248  $     5     2.02%  $    101   $     5    4.95%
  Fed Funds Sold                             9,280      467     5.03%    15,183       815    5.37%
                                          --------  -------            --------   -------
      Total Investments                   $ 39,030  $ 2,376     6.09%  $ 42,046   $ 2,571    6.11%

  Real Estate Loans                       $ 23,634  $ 2,144     9.07%  $ 24,934   $ 2,351    9.43%
  Consumer Loans                             8,487      743     8.75%     7,404       674    9.10%
  VISA/MC                                    1,093      101     9.24%     1,091       103    9.44%
  Commercial Loans                          66,058    5,633     8.53%    54,576     4,903    8.98%
                                          --------  -------            --------   -------
      Total Loans                         $ 99,272  $ 8,621     8.68%  $ 88,005   $ 8,031    9.13%
                                          --------  -------            --------   -------
      Total Earning Assets               $ 138,302  $10,997     7.95%  $130,051   $10,602    8.15%
  Less Reserve for Possible Loan Losses    ($1,353)                     ($1,224)
  Cash and Due from Banks                $   7,407                     $  7,464
  Other Non-earning Assets                   4,726                        4,653
                                          ---------                    --------
      Total Assets                       $ 149,082                     $140,944

 LIABILITIES AND STOCKHOLDER'S EQUITY

  NOW Accounts                            $  6,001  $    94     1.57%  $  6,270   $   111    1.77%
  Money Market Accounts                     29,231    1,088     3.72%    25,672     1,004    3.91%
  Savings Accounts                           3,423       78     2.28%     2,898        71    2.45%
  Other Time Deposits                       53,975    2,826     5.24%    57,932     3,363    5.81%
                                          --------  -------            --------   -------
      Total Interest-bearing Deposits     $ 92,630  $ 4,086     4.41%  $ 92,772   $ 4,549    4.90%
  Securities Sold Under
      Repurchase Agreements/
        Borrowed Funds                      15,709      757     4.82%    10,604       490    4.62%
                                          --------  -------            --------   -------
      Total Interest-bearing
        Liabilities                       $108,339  $ 4,843     4.47%  $103,376   $ 5,039    4.87%

  Demand Deposits                         $ 28,824                     $ 26,553
  Other Liabilities                          1,189                        1,157
  Stockholder's Equity                      10,730                        9,858
                                          --------                     --------
      Total Liabilities
      and Stockholders Equity             $149,082                     $140,944

  Net Interest Income                     $  6,154                     $  5,563
  Net Average Yield on
    Interest-earning Assets                   4.45%                        4.28%

COMMENTS
1.   There were no out-of-period adjustments.
2.   Loan fees are not included in interest income.
3.   Bank was not involved in any foreign activities.

                                                                         Change            Difference       Change
                                                                      in income             in income    in income   Net change
                                                                         due to               on 1998       due to    in income
                                                                         change            volume due    change in  due to rate
                                                                1998         in    Change     to rate     rate and   and volume
                                       1999     1998  VARIANCE  RATE     volume   in rate      change       volume      changes
                ASSETS
  Loans                              $99,272  $88,005  $11,267  9.13%   $1,028     -0.44%     ($388)        ($50)       $  590

  Securities                          29,502   26,762    2,740  6.54%      179     -0.09%       (24)          (2)       $  153

  Fed Funds Sold/
   Interest Bearing Bank Balances      9,528   15,284   (5,756) 5.37%     (309)    -0.41%       (63)          24         ($348)
                                                       -------                                                         -------

                                                       $ 8,251
                                                       =======
  Net Change in Income on Total Earning Assets                                                                          $  395
                                                                                                                       -------


              LIABILITIES
  NOW Accounts                       $ 6,001  $ 6,270    ($269) 1.77%      ($5)    -0.20%      ($13)       $   1          ($17)

  Money Market Accounts               29,231   25,672    3,559  3.91%      139     -0.19%       (48)          (7)       $   84

  Savings Accounts                     3,423    2,898      525  2.45%       13     -0.17%        (5)          (1)       $    7

  Time Deposits                       53,975   57,932   (3,957) 5.81%      (30)    -0.57%      (330)          23         ($537)

  Securities Sold Under
    Repurchase Agreements             15,709   10,604    5,105  4.62%      236      0.20%        21           10        $  267
                                                                                                                       -------
Net Change in Expense on Total Interest Bearing Deposits

                                                                                                                         ($196)
                                                                                                                        ------

Net Increase in Net Interest Income

                                                                                                                          $591
                                                                                                                          ====





II.  Investment Portfolio.

Securities

The book & market values of the major classifications of investment securities were as follows:

                                                            December 31, 1999    December 31, 1998

                                                            Amortized   Fair    Amortized   Fair
                                                              Cost      Value     Cost      Value

Securities available-for-sale:
  US Treasury securities                                      $ 3,510  $ 3,451    $ 5,019  $ 5,209
  Obligations of federal government agencies                   20,987   20,168     18,248   18,424
  Mortgage backed securities                                    7,549    7,364      1,960    1,970
  Corporate debt obligations                                        0        0        250      250
                                                              -------  -------    -------  -------
TOTAL                                                         $32,046  $30,983    $25,477  $25,853

Securities held-to-maturity:
  Obligations of states, municipalities and
  Political subdivisions                                      $   526  $   527    $   818  $   832

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 1999.

                                                     After 1              After 5
                                          Weighted  year but   Weighted  year but  Weighted            Weighted
                               Within 1    Average    Within    Average    Within   Average  After 10   Average
                               Maturity      Yield    5 year      Yield   10 year     Yield      Year     Yield     Total
                                                    Maturity             Maturity            Maturity

U.S. Treasury                     $  0        n/a    $ 1,499      6.38%   $ 2,011     6.00%    $    0       n/a    $ 3,510

U.S. Government Agencies             0        n/a     13,988      6.16%     6,999     6.41%     7,549     7.04%    $28,536

State and Political Subdivisions    301     4.92%        225      4.50%         0       n/a         0       n/a    $   526
                                 ------               ------               ------              ------               ------

Total by Maturity and Yield        $301     4.92%    $15,712      6.16%   $ 9,010     6.35%    $7,549     7.04%    $32,572

COMMENT
1. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield due to the nominal amount held in the portfolio ($526.)


With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholder's equity.


III. Loan Portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

                                                 December 31

                                                 1999      1998
Commercial loans                             $ 72,378   $58,779
Real estate loans                              25,802    24,024
Installment loans                               4,342     4,227
Consumer and other loans                        5,599     4,531
                                             --------   -------
TOTAL LOANS                                  $108,121   $91,561
Allowance for loan losses                      (1,480)   (1,184)
Deferred loan fees, net of deferred costs        (291)     (256)
                                             --------   -------
NET LOANS                                    $106,350   $90,121

The following table shows the amounts and maturity analysis of commercial and real estate construction loans outstanding as of December 31, 1999.

                                                 Maturing

                                      After 1 year
                      Within 1 year   but within 5  After 5 year
                           Maturity  Year maturity      Maturity     TOTAL

Commercial                  $23,270        $ 8,886       $40,222  $ 72,378
Real Estate Loans            11,492          7,421         6,889    25,802
Installment                   2,069            319         1,954     4,342
Consumer and Other            2,951          1,413         1,235     5,599
                            -------        -------       -------  --------
                            $39,782        $18,039       $50,300  $108,121

Loans maturing after one year with


   Fixed Rates       $11,341  $34,183
   Variable Rates      6,698   16,117
                     -------  -------
   Totals            $18,039  $50,300

Loans are placed in a non-accrual status when they are not adequately collateralized and when, in the opinion of management the collection of interest is questionable. Thereafter, no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to resume payments of principal and interest. Interest previously accrued but not collected is reversed and charged against income at the time the loan is placed on non-accrual status.

                                                         December 31

                                                      1999         1998
                                                   (Dollars in Thousands)

Loans accounted for on a non-accrual basis           $1,004        $144
Loans contractually past due ninety days or more     $  362        $632
 as to interest or principal
Gross interest income which would have been          $   71        $163
 recorded under original terms
Gross interest income recorded during the period     $   38        $128

C.2. As of the end of the most recent reported period, 12/31/99, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.


IV.  Summary of Loan Loss
Experience

The following table provides an analysis of net losses by loan type for the past two years:

                                                         December 31

                                                       1999       1998
    (Dollars in Thousands)

Total loans net of deferred fees at end of period    $107,830   $91,305

YTD average net loans                                  99,272    88,005

Balance of allowance for possible loan losses at        1,184     1,085
 beginning of period

Loan charge-offs:
 Commercial                                                95       342
 Real Estate                                               89         7
 Installment                                               71        62
                                                     --------   -------
  Total Charge-offs                                       255       411

Recoveries of loans previously charged-off:
 Commercial                                                 0         0
 Real Estate                                                0         0
 Installment                                               11        11
                                                     --------   -------
  Total Recoveries                                         11        11
                                                     --------   -------
Net Charge-offs                                           244       400

Provision charged to expense                              540       499
                                                     --------   -------

Balance of allowance for possible loan losses at
  end of period                                      $  1,480   $ 1,184
                                                     ========   =======

Ratio of net charge-offs during period to average       -0.25%    -0.45%
 loans outstanding

                                         Breakdown of Allowance for Loan Losses:

                                                                     December 31

                                                            1999                      1998

                                                                (Dollars in Thousands)

                                                       % of Allowance           % of Allowance
                                                             to Total                 to Total
                                             Amount         Allowance   Amount       Allowance
Risk Category 1 (Excellent)                  $    1             0.07%   $    1           0.08%
Risk Category 2 (Good)                            9             0.61%        3           0.25%
Risk Category 3 (Pass)
 Commercial                                     351            23.72%      291          24.58%
 Consumer                                        64             4.32%       85           7.18%
Risk Category 4 (Pass/Monitor)                  154            10.41%       94           7.94%
Risk Category 5 (Watch)                           *             0.00%       44           3.72%
Risk Category 6 (Substandard)                     *             0.00%      269          22.72%
Risk Category 7 (Doubtful)                        *             0.00%       12           1.01%
SBA Loans Sold (Retained Portion)                54             3.65%       46           3.89%
Bankcard Loans                                   60             4.05%       57           4.81%
Specifically Identified Potential Loss          474            32.03%      124          10.47%
Commitments to Lend under Lines of Credit       122             8.24%      147          12.42%
Supplementary Allowance Not
 Specifically Allocated                         191            12.91%       11           0.93%
                                             ------           ------    ------         ------
                                             $1,480           100.00%   $1,184         100.00%

* Previously, most category 5, 6 &7 loans were reserved for as a pool of loans. Because each loan in these categories is analyzed at least quarterly to determine loss potential, in 1999 Inland Northwest Bank began reserving for each loan individually. Allocated reserves that related to Risk Categories 5, 6 &7 in 1998 are reported as "Specifically Identified Potential Loss" in 1999. The total allocation to categories 5, 6 &7 in 1998 was 37.92%, compared to 32.03% in 1999.



V.   Deposits

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table.

                                                     Years Ended
                                                     December 31

                                           1999                   1998
                                               (Dollars in Thousands)

                                        Amount     Rate   Amount    Rate
Non-interest Bearing Demand Deposits    $28,824    n/a    $26,553   n/a

Interest Bearing Deposits:
 NOW Accounts                             6,001   1.57%     6,270   1.77%
 Money Market Accounts                   29,231   3.72%    25,672   3.91%
 Savings Accounts                         3,423   2.28%     2,898   2.45%
 Time Deposits                           53,975   5.24%    57,932   5.81%
                                        -------           -------
Total Interest Bearing Deposits         $92,630   4.41%   $92,772   4.90%

Maturities of Time Certificates of Deposit over $100,000 are shown below:


                                   December 31

                                  1999     1998
                             (Dollars in Thousands)
3 Months or Less               $ 8,429  $ 4,390
Over 3 through 6 Months          1,862    3,681
Over 6 through 12 Months         5,295    2,320
Over 1 year through 5 years        749      451
Over 5 years                         0        0
                               -------  -------
                               $16,335  $10,842


VI.  Return on Equity and Assets

Ratios for the two-year periods ended December 31, 1999 and December 31, 1998 are as follows:


                             1999   1998
Ratio:

Return on Average Assets    0.64%  0.59%
Return on Average Equity    8.83%  8.41%
Equity to Average Assets    7.20%  6.99%
Dividend Payout Ratio          0      0


VII. Short-term Borrowings:


Notes payable:                         Note    Note   Maturity
(amounts in 000's)                   Balance   Rate     Date    Payment terms

FHLB notes (borrower is               $2,000   6.17%  04/21/00  Interest monthly, balance at maturity.
 Northwest Bank)                       1,000   5.98%  04/28/00  Interest monthly, balance at maturity.
                                       1,000   6.17%  09/22/00  Interest monthly, balance at maturity.
Line of credit (for INB Mortgage)
 Payable to Baker Boyer Bank             530   8.50%  06/30/00  Interest monthly, balance at maturity.
                                      ------   ----
TOTAL & Average Rate                  $4,530   6.40%

Rate Shock


Periodically, the Bank commissions an analysis of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank's equity. The analyses are performed by the Independent Community Banker's Association quarterly, and the Seattle Branch of the Federal Home Loan Bank annually.

The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of between +400 basis points and -400 basis points (+4% to -4%) as applied to all earning assets and interest bearing liabilities. Depending upon the re-pricing characteristics of the Bank's assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income. If, for example, substantially all of the Bank's deposits are fixed rate and substantially all of the Bank's loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar, but generally opposite, effect on the value of the Bank's equity. Non-interest income and non-interest expense are assumed to remain constant.

Presented below are the results of the analysis performed on financial information as of December 31, 1999. The results are supportive of Bank management's desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. There is currently no specific discipline that applies to change in economic value of equity.


                   Net Interest Income and Market Value
                           Summary Performance

                            ($ in thousands)

                                   Net Interest Income             Economic Value of Equity

       Projected
        Interest     Estimated    $ Change     %Change    Estimated     $Change     %Change
        Scenario         Value   From Base   From Base        Value   From Base   From Base
           +400         $6,589       $101       1.56%        $1,941    ($8,811)     -81.95%
           +300          6,561        $73       1.13%         3,820    ($6,932)     -64.47%
           +200          6,540        $52       0.80%         6,008    ($4,744)     -44.12%
           +100          6,515        $27       0.42%         8,295    ($2,457)     -22.85%
           Base          6,488         $0       0.00%        10,752         $0        0.00%
           -100          6,452       ($36)     -0.55%        13,260     $2,508       23.33%
           -200          6,384      ($104)     -1.60%        15,563     $4,811       44.75%
           -300          6,284      ($204)     -3.14%        18,002     $7,250       67.43%
           -400          6,154      ($334)     -5.15%        20,594     $9,842       91.54%

FORWARD-LOOKING STATEMENTS

     This section, as well as certain other sections of this Annual Report, may contain forward-looking statements regarding, among other possible items, anticipated trends in the Company's business. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of various factors, including, among other possible ones, competition, regulatory, economic and business influences, services and products, business and growth plans and strategies, and other relevant market conditions. In light of these risks and uncertainties, there can be no assurance that any forward-looking statements contained in this Annual Report will in fact take place or prove to be accurate.


ASSESSMENT OF YEAR 2000 ISSUES.

     The Company began considering computer-related issues for the Century Date Change, or Year 2000 (Y2K) in December, 1997. The Company thereafter devoted significant resources to preparing for potential problems. In excess of $280,000 was spent in upgrading computers, other equipment and software. A significant majority of those expenditures were for upgrades that would have been made regardless of Y2K considerations. For example, $150,000 was spent on new equipment and software related to the "proof" function, primarily because existing equipment was barely adequate to handle the current volume of work, and was inadequate to provide for growth in volumes due to growth of the Bank.
About $25,000 was spent to provide for automatic backup to externally obtained electrical power. The growth of the Bank required this expenditure to be made regardless of Y2K concerns because of the necessity of being able to continue account processing in the event of a power outage.

     About $20,000 was spent on product, services and activities solely related to Y2K. Additionally, employee time estimated in excess of 3,000 hours was spent preparing for worst-case possibilities related to infrastructure or other failures resulting from Y2K considerations and testing of systems or procedures. No overtime or other payment to employees was incurred due to the time spent on Y2K preparation; however, time spent on Y2K concerns was time not available to spend on other projects. The return on monetary and human resource expenditures made in preparing for Y2K is not possible to measure, either for the Company or other segments of society or the economy. The effort has resulted in better disaster recovery and contingency planning and capacity, as well as a better understanding of information technology issues and the interrelatedness of, and dependence of various segments of the economy upon each other, both of our employees and our customers and suppliers.

     The Company, and its subsidiaries, did not experience any internal equipment or software issues related to Y2K considerations. A few minor problems were evident in third-party software; however, any issues were corrected within hours and did not impact the Company, its subsidiaries or its customers.

     Certain "critical" dates remain as concerns to the banking industry and its regulators. For example, October 10, 2000 is the first date that will include two digits in the month-field, two digits in the day-field and two or four digits in the year-field. December 31st will be the 366th day of the year, testing appropriate programming for leap year. Software used internally by the Company and its subsidiaries has been extensively tested for the remaining "critical" dates. The Company anticipates that problems, if any, would be minor and limited to third-party software, with corrective action relatively easy to perform.

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

     The Bank leases its principal office and main branch located at the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space which is used for a drive-through banking station and parking facilities. The Bank leases a branch in Coeur d'Alene, Idaho (the Sherman Avenue branch).

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

     In addition to the one owned location, the Bank has made significant improvements in the one ground-leased location and in the leasehold improvements in the eight leased locations. As of December 31, 1999, the total net book value of the Company's consolidated premises and equipment was $2,788,021.

     INB Mortgage leases its offices located in downtown Spokane, Washington.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

DIRECTORS

     The Board of Directors of the Company currently consists of thirteen members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one-third of the Board would be in its second year of service and another one-third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

     Dwight B. Aden, Jr. - Mr. Aden is 57 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 2000. During the past five years, Mr. Aden has been a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington; he retired in 1997.

     Jimmie T.G. Coulson - Mr. Coulson is 66 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson's current term as director of the Bank will be up for election at the annual meeting of shareholders to be held in 2002. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d'Alene's Company, a steel service center and fabrication facility located in Spokane, Washington.

     Harlan D. Douglass - Mr. Douglass is 62 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass' current term as a director of the Bank will be up for election at the annual meeting of shareholders to be held in 2002. Mr. Douglass' primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

     Freeman B. Duncan - Mr. Duncan is 53 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 2002. Mr. Duncan is an attorney specializing in real estate matters.

     Donald A. Ellingsen, M.D. - Dr. Ellingsen is 63 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will be up for election at the annual meeting of shareholders to be held in 2002. Dr. Ellingsen is retired; for the five years prior to his retirement, he was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

     Clark H. Gemmill - Mr. Gemmill is 57. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill's current term as a director will be up for election at the annual meeting of shareholders held in 2001. During the past five years, he has been a Vice President with Paine Webber (successor in interest to Kidder, Peabody Inc.), a financial investment firm with a branch office in Spokane, Washington.

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

     Richard H. Peterson - Mr. Peterson is 65 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson's current term as a director will be up for election at the annual meeting of the shareholders to be held in 2000. During the past five years, Mr. Peterson was the President and Chief Executive Officer of Peterson & Company, an independent investment securities firm in Spokane, Washington until 1994 and is now a vice president of First Union Securities at its branch in Spokane.

     Hubert F. Randall - Mr. Randall is 71. He has been a director of the Bank since its incorporation on May 26, 1989 and has been a director of the Company since March 30, 1992. Mr. Randall's current term as a director will be up for election at the annual meeting of the shareholders to be held in 2000. Mr. Randall retired as the Executive Vice President and Chief Executive Officer of Kim Hotstart Manufacturing Company, Inc., a Spokane company specializing in the design and manufacture of heating systems for industrial engines, during July 1990.

     Phillip L. Sandberg - Mr. Sandberg is 67 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg's current term as a director will be up for election at the annual meeting of shareholders held in 2001. Mr. Sandberg is retired; for the five years prior to his retirement, he was the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

     Frederick M. Schunter - Mr. Schunter is 63; he is a director, President and Chief Executive Officer of the Bank. He has fulfilled those capacities with the Bank since its incorporation on May 26, 1989 and he has been a director and President of the Company since December 10, 1991. Mr. Schunter's current term as a director will be up for election at the annual meeting of shareholders held in 2001. Mr. Schunter also is the Chief Executive Officer of INB Mortgage.

     William E. Shelby - Mr. Shelby is 61 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Shelby's current term as a director will be up for election at the annual meeting of shareholders held in 2001. Mr. Shelby is employed as the Vice President of Store Development for U.R.M. Stores, Inc.

     James R. Walker - Mr. Walker is 66 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker's current term as a director will be up for election at the annual meeting of the shareholders held in 2001. Mr. Walker was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm, from 1968 until his retirement in 1995.

OFFICERS

     In addition to Mr. Schunter, the executive officers of the Company and its subsidiaries are:

     Jennifer L. Johnson - Ms. Johnson is 39 and is an officer of the Bank. She also is the Secretary of the Company. She has been employed by the Bank from 1989 to date and by the Company since 1992. Ms. Johnson has notified the Company that she is resigning from the Company and the Bank as of March 31, 2000.

     Christopher C. Jurey - Mr. Jurey is 50 and has been an officer of the Bank since 1991. Prior to that time, Mr. Jurey was a Commercial Loan Officer. He currently is an Executive Vice President of the Bank and the Chief Financial Officer of INB Mortgage.

     Randall L. Fewel - Mr. Fewel is 51 and joined the Bank as a Vice President and Senior Loan Officer in March 1994. He currently is an Executive Vice President.

     Douglas Beaudoin - Mr. Beaudoin is 49 and joined INB Mortgage as President and Chief Operating Officer on November 23, 1998. Prior to joining INB Mortgage, he was an officer with a commercial bank with general banking responsibilities and with another commercial bank with specific responsibilities for residential and commercial real estate lending activities.

     There are no family relationships among these directors and executive officers.

REMUNERATION OF DIRECTORS AND OFFICERS

     The following table sets forth information as to remuneration received by the three highest paid employees or officers of the Bank in the 1999 fiscal year. No officer or director of the Company has received any other remuneration or indirect financial benefit to date.

                                                                         Aggregate annual
Name of individual             Capacities in which remuneration          remuneration
or identity of group           was received                              for last fiscal year
--------------------           --------------------------------          --------------------

Frederick M. Schunter          President and Chief Executive                   $161,247 (1)
                               Officer

Christopher C. Jurey           Executive Vice President                             97,332

Randall L. Fewel               Executive Vice President                            104,835

(1) Does not include benefits under a retirement plan for Mr. Schunter which is further described below. The net post-retirement cost recognized for this plan in fiscal year 1999 was $35,400.

     Directors of the Bank (excluding Mr. Schunter) received an attendance fee in the amount of $200 per meeting and $100 per committee meeting. Each director other than Mr. Schunter also received 100 shares of Common Stock of the Company as additional compensation. No other compensation arrangement has been established for the directors of the Company as yet. The aggregate annual remuneration of officers and directors of the Bank as a group was $526,883 for fiscal year 1999.

     The Bank and Frederick M. Schunter entered into an Employment Agreement dated January 1, 1991. This employment agreement has been amended, effective January 1, 1994. The employment term has been changed to a continuous period until such time as the Bank notifies the employee that the Bank will establish an employment term of three years commencing with the date of receipt of the notice by the employee. At that time, the Bank also has the right to terminate the employee without cause. The agreement provides that the directors will set the Fixed Salary each year. The amended agreement also contains a covenant not to compete providing, essentially, that the employee may not compete with the Bank during a term of employment or for a period of three years following a voluntary termination of employment; if there has been a change in control, as defined by that agreement, then the covenant not to compete will be for a period of two years. Mr. Schunter's Fixed Salary for the fiscal year 2000 is $157,500.

     The Bank has entered into employment agreements with Mr. Jurey, Mr. Fewel and Ms. Johnson; these employment agreements provide for a continuous employment term until such time as the Bank notifies the employee that the Bank will establish an employment term of one (1) year commencing with the date of receipt of notice by the employee. The Fixed Salary for Christopher C. Jurey for the fiscal year 2000 is $96,520 and the Fixed Salary for Randall L. Fewel for the fiscal year 2000 is $101,116. The Fixed Salary for Jennifer L. Johnson remains $70,620 on an annual basis until her termination date.

     The Bank has purchased and maintains a term life insurance policy for the benefit of the Chief Executive Officer during the employment term in the aggregate amount of $250,000. The Bank is the owner and beneficiary of life insurance policies on Mr. Schunter with a total face value of $226,274 and cash surrender value of $126,395 and $115,995 at December 31, 1999 and 1998, respectively.

     Mr. Schunter also has an unfunded retirement plan which vests in full at retirement. The plan provides for monthly payments to the executive upon his retirement or termination of employment and, alternatively, to his designated beneficiary in the event of his death, for a period of fifteen years following retirement at age 65. At December 31, 1999 and 1998, $170,164 and $134,764,
respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age. The net post-retirement benefit cost recognized during the years ended December 31, 1999 and 1998, was $35,400 and $35,000, respectively.

     Both the Bank and the Company are and will be highly dependent upon the services of Mr. Schunter, Mr. Jurey and Mr. Fewel. Other than the Employment Agreements described herein, neither the Bank nor the Company have any specific arrangement with these individuals to assure that they will remain with the Bank or the Company and not compete upon termination of their employment.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

     This information has been provided for the four highest paid executive officers of the Bank. The Company does not have any compensated officers.

                                                                                            Percent of Class
Title of Class                 Name and Address of Owner            Amount Owned         (as of March 14, 2000)
Common Stock              F. M. Schunter
                          421 W. Riverside, Suite 113
                          Spokane, WA 99201-0403                        66,411                   4.21%

Common Stock              Christopher C. Jurey
                          421 W. Riverside, Suite 113
                          Spokane, WA 99201-0403                        11,806                    .75

Common Stock              Randall L. Fewel
                          421 W. Riverside, Suite 113
                          Spokane, WA 99201-0403                         3,204                    .20
Common Stock              Jennifer L. Johnson
                          421 W. Riverside, Suite 113
                          Spokane, WA 99201-0403                         1,150                    .07
----------------------------------------------------------------------------------------------------------------

     Officers and directors as a group own of record, to the knowledge of the Company, 458,061 of common stock of the Company, representing 40.93% of the outstanding shares of common stock. No shareholder presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company.

                        Title and Amount of
                         Securities Called                              Date Exercisable
                          for by Options,       Effective Exercise      (if not currently
Name of Holder          Warrants or Rights           Price/1/               vested)/2/       Expiration Date
--------------          ------------------      ------------------      -----------------    ---------------
F.M. Schunter          option - 2662                  9.20                                   January 1, 2005
                       option - 2420                 10.33                                   January 2, 2001
                       option - 2420                 10.33                                   December 16, 2006
                       option - 2200                 11.82                                   December 15, 2007
                       option - 3000                 16.00                                   December 14, 2008
                       warrants - 25,867              5.12                                   January 16, 2000
                                                     (as adjusted)
                       option - 3000                 16.00                                   December 20, 2009

Christopher C. Jurey   option - 1331                  9.20                                   January 1, 2005
                       option - 1210                 10.33                                   January 2, 2001
                       option - 1210                 10.33                                   December 16, 2006
                       option - 1100                 11.82                                   December 15, 2007
                       option - 2000                 16.00                                   December 14, 2008
                       option - 2000                 16.00                                   December 20, 2009

Randall L. Fewel       option - 1331                  9.20                                   January 1, 2005
                       option - 1210                 10.33                                   January 2, 2001
                       option - 1210                 10.33                                   December 16, 2006
                       option - 1100                 11.82                                   December 15, 2007
                       option - 2000                 16.00                                   December 14, 2008
                       option - 2000                 16.00                                   December 20, 2009

Jennifer L. Johnson    option - 1210                 10.33                                   January 2, 2001
                       option - 1210                 10.33                                   December 16, 2006
                       option - 1100                 11.82                                   December 15, 2007
                       option - 2000                 16.00                                   December 14, 2008

/1/ The number of shares subject to the option have been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

/2/ The options granted to the above persons expiring December 16, 2006, December 15, 2007, December 14, 2008 and December 20, 2009, respectively, are subject to a vesting schedule of 20% per year after the first year.

INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

     The Bank has had, and may be expected to have in the future, deposits and loans in the ordinary course of business with directors, officers, their immediate families and affiliated companies in which they are principal shareholders, all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable banking transactions with others. The loan balance of any one related party is not material. The aggregate loan balances with related parties at December 31, 1999, was $3,038,237 including unused commitments.

                                    PART II

ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

          There is no established public trading market for the Company's shares of common stock. Transactions take place from time to time and the Company becomes aware of those transactions if certificates are presented for transfer. Quotations are published in a daily newspaper in Spokane, Washington, but those quotations are not reflective necessarily of actual transactions. The quotations are prepared by a registered broker dealer as a guide to shareholders intending to engage in a transaction. The high and low range of those quotations by quarters for the Company's last two fiscal years is set forth below.

                                  1999               1998
                                            (without adjustment for stock split)
                              High      Low      High      Low
                             ------    ------   ------   ------
January 1 - March 31         $16.50    $16.00   $30.00   $28.00

April 1 - June 30            $16.50    $16.00   $30.00   $29.00

July 1 - September 30        $16.00    $16.00   $30.00   $30.00

October 1 - December 31      $16.00    $16.00   $30.00   $30.00

     The Company also declared a 10% stock dividend, payable June 26, 1998, to holders of record May 18, 1998; 58,611 shares were issued on June 26, 1998. A two-for-one stock split was effective on May 28, 1999.

     The above quotations also do not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used. To the best knowledge of the Company, the price per share paid in actual transactions during the quarter ended December 31, 1999 was $16.00.

Holders

     As of December 31, 1999, there were approximately 441 holders of record of the Company's common stock, including shares held, to the best knowledge of the Company, by non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of record holders.

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

ITEM 5.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Based on the Company's review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been complied with in 1999 except for the following:

  Dwight B. Aden, Jr., Freeman B. Duncan, Bryan S. Norby, Richard H. Peterson, Hubert F. Randall, Phillip L. Sandberg, and William E. Shelby (all of whom are directors) filed their Form 5 reports on February 23,2000; these reports did not disclose any transactions that had not been timely reported. Frederick M. Schunter, a director and officer, Donald D. Ellingsen, a director, and Harlan D. Douglass, a director filed their

Form 5 reports on February 24, 2000, March 3, 2000 and March 10, 2000, respectively; these reports did not disclose any unreported transactions.

     James R. Walker, Jimmie T. G. Coulson and Clark H. Gemmill, each of whom is a director, filed their Form 5 reports on February 23, 2000, March 3, 2000, and February 23, 2000, respectively. Mr. Walker's report disclosed that he had exercised warrants to purchase 6,834 shares on July 19, 1999. Mr. Coulson's report disclosed that he had exercised warrants to purchase 18,546 shares on December 31, 1999. Mr. Gemmill's report disclosed that he had exercised warrants to purchase 16,105 shares on December 6, 1999. Form 4 reports were not filed to disclose these transactions.

     On February 24, 2000, Frederick M. Schunter, a director and officer, filed an amended Form 4 report disclosing that he had exercised warrants to purchase 25,867 shares on January 14, 2000. On March 3, 2000, Richard H. Peterson and William E. Shelby filed Form 4 reports. Mr. Peterson's report disclosed that he had exercised warrants to purchase 29,870 shares on January 18, 2000. Mr. Shelby's report disclosed that he had exercised warrants to purchase 3,513 shares on January 18, 2000. On March 7, 2000, Hubert F. Randall, a director, filed a report on Form 4 disclosing that he had exercised warrants to purchase 9,768 shares on January 14, 2000. On March 10, 2000, Phillip L. Sandberg, a director, and Harlan D. Douglas, a director filed reports on Form 4. Mr. Sandberg's report disclosed that he had exercised warrants to purchase 29,282 shares on January 14, 2000. Mr. Douglass' report disclosed that he had exercised warrants to purchase 26,938 shares on January 14, 2000.

ITEM 6.  REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of the fiscal year 1999.

                        NORTHWEST BANCORPORATION, INC.

                               AND SUBSIDIARIES

                         INDEPENDENT AUDITOR'S REPORT

                                      and

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998

TABLE OF CONTENTS
------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                    31

CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Statement of Financial Condition                  32

 Consolidated Statement of Income                               33

 Consolidated Statement of Changes in Stockholders' Equity   34-35

 Consolidated Statement of Cash Flows                        36-37

 Notes to Consolidated Financial Statements                  38-58


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Northwest Bancorporation, Inc.
  and subsidiaries
Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Spokane, Washington
January 14, 2000

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                 ASSETS, LIABILITIES, AND STOCKHOLDERS' EQUITY

                                                               December 31,
                                                      --------------------------
                                                            1999         1998
                                                      --------------------------
Cash and due from banks                               $  8,474,571  $  9,445,327
Federal funds sold                                       7,333,000    18,673,900
Securities available for sale                           30,982,163    25,852,647
Securities held to maturity                                525,657       817,974
Federal Home Loan Bank (FHLB) stock, at cost               479,400       382,200
Loans receivable, net of allowance for loan losses
  1999 $1,480,208; 1998 $1,184,322                     106,349,900    90,120,882
Loans held for sale                                        980,675     1,746,223
Premises and equipment                                   2,788,020     3,055,063
Accrued interest receivable                              1,091,831       931,688
Foreclosed real estate, net of allowance for losses
  1999 $-0-; 1998 $10,048                                  853,444       202,759
Other assets                                             1,144,819       526,323
Goodwill, net of accumulated amortization of
  1999 $24,261; 1998 $9,925                                174,237       188,573
                                                      ------------- ------------
    TOTAL ASSETS                                      $161,177,717  $151,943,559
                                                      ============= ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $124,129,846  $128,675,490
Securities sold under repurchase agreements             17,927,655     8,929,783
Accrued interest and other liabilities                     989,846       999,376
Borrowed funds                                           6,984,451     2,705,158
                                                      ------------- ------------
    Total liabilities                                  150,031,798   141,309,807
                                                      ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, no par value, authorized 5,000,000
    shares issued 1,290,453 and 1,191,448 shares        10,312,307     9,771,204
Retained earnings                                        1,535,355       618,807
Accumulated comprehensive income (loss)                   (701,743)      243,741
                                                      ------------- ------------
    Total stockholders' equity                          11,145,919    10,633,752
                                                      ------------- ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $161,177,717  $151,943,559
                                                      ============= ============

See accompanying notes.
--------------------------------------------------------------------------------

                                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                Year Ended December 31,
                                              ---------------------------
                                                   1999           1998
                                              ---------------------------
Interest Income:
 Loans receivable, including fees              $ 9,200,036    $ 8,854,480
 Investment securities:
  U.S. Treasury securities                         228,038        309,056
  U.S. government agency securities              1,613,407      1,349,459
  Other securities                                  67,407         98,158
 Federal funds sold                                466,879        814,554
                                               -----------    -----------
   Total internet income                        11,575,767     11,425,707
                                               -----------    -----------
Interest Expense:
 Deposits                                        4,085,769      4,548,452
 Borrowed funds and repurchase
  agreements                                       836,825        521,132
                                               -----------    -----------
   Total interest expense                        4,922,594      5,069,584
                                               -----------    -----------
   Net interest income                           6,653,173      6,356,123
Provision for loan losses                          540,000        498,500
                                               -----------    -----------
   Net interest income after
     provision for loan losses                   6,113,173      5,857,623
                                               -----------    -----------
Noninterest Income:
 Service charges on deposits                       793,039        603,979
 Net gains from sale of loans                      918,348        817,943
 Gain on sale of securities                         94,455              -
 Other income                                      391,511        179,845
                                               -----------    -----------
                                                 2,197,353      1,601,767
                                               -----------    -----------
Noninterest Expense:
 Salaries and employee benefits                  3,988,403      3,546,255
 Occupancy expense                                 536,476        496,158
 Equipment expense                                 532,516        483,331
 Losses on foreclosed real estate                   51,669         26,986
 Goodwill amortization                              14,336          9,925
 Other operating expenses                        1,765,221      1,474,785
                                               -----------    -----------
                                                 6,888,621      6,037,440
                                              ---------------------------
  Net income before federal income taxes         1,421,905      1,421,950
Federal income tax expense                         505,357        474,863
                                               -----------    -----------
  NET INCOME                                   $   916,548    $   947,087
                                               -----------    -----------
Earnings per share                                   $0.74          $0.80
                                               -----------    -----------
Earnings per share assuming full dilution            $0.61          $0.65
                                               -----------    -----------

See accompanying notes.
--------------------------------------------------------------------------------

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                                              Compre-        Compre-
                                                               Common         Retained        hensive        hensive
                                                Total           Stock         Earnings        Income         Income
                                             -----------      ----------    -----------       ---------     ----------
Balance, December 31, 1997                   $ 9,460,222      $8,064,281    $ 1,234,762        $161,179

 Net income for 1998                             947,087               -        947,087               -     $  947,087

 Exercise of 2,270 stock options                  24,796          24,796              -               -

 Exercise of 3,416 stock warrants                 17,505          17,505              -               -

 Issuance of stock to directors,
  2,400 shares                                    34,800          34,800              -               -

 Net change in unrealized gains
  on available for sale securities,
  net of taxes of $44,456                         82,562               -              -          82,562         82,562

 10% stock dividend 107,462
  shares of common stock                               -       1,558,199     (1,558,199)              -

 Fractional shares issued in cash                 (4,843)              -         (4,843)              -

 Issuance of 4,770 shares of stock
  to enact purchase of mortgage
  company                                         66,780          66,780              -               -

 Sale of 334 shares of stock                       4,843           4,843              -               -
                                             -----------      ----------    -----------       ---------     ----------
 Comprehensive income                                                                                       $1,029,649
                                                                                                            ==========
Balance, December 31, 1998                    10,633,752       9,771,204        618,807         243 741
                                             -----------      ----------    -----------       ---------

--------------------------------------------------------------------------------

                                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                             Accumulated      Compre-
                                                                                               Compre-        hensive
                                                                  Common        Retained       hensive        Income
                                                  Total           Stock         Earnings       Income         (Loss)
                                               -----------      -----------     ---------    ------------   ----------
Balance, December 31, 1998                     $10,633,752      $ 9,771,204     $ 618,807      $ 243,741

 Net income for 1999                               916,548                -       916,548              -     $ 916,548

 Exercise of 220 stock options                       2,600            2,600             -              -

 Exercise of 95,912 stock warrants                 491,324          491,324             -              -

 Issuance of stock to directors,
  2,400 shares                                      39,600           39,600             -              -

 Net change in unrealized losses
  on available for sale securities,
  net of taxes of $492,750                        (945,484)               -             -       (945,484)     (945,484)

 Exercise of 473 stock appreciation
  rights                                             7,579            7,579             -              -
                                               -----------      -----------     ---------    ------------   ----------
 Comprehensive loss                                                                                          $ (28,936)
                                                                                                            ----------
Balance, December 31, 1999                     $11,145,919      $10,312,307     $1535,355      $(701,743)
                                               -----------      -----------     ---------    ------------

Disclosure of 1999 reclassification amount

 Unrealized holding losses during period (realized and unrealized)                             $(883,144)

 Less reclassification adjustment for gains reported in net income                               (62,340)
                                                                                             ------------
 Net unrealized goals on securities                                                            $(945,484)
                                                                                             ------------

See accompanying notes.
--------------------------------------------------------------------------------

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              Year Ended December 31,
                                                         -------------------------------
                                                               1999             1998
                                                         -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $    916,548     $    947,087
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation                                                421,603          388,499
 Amortization                                                 14,336            9,925
 Provision for loan losses                                   540,000          498,500
 Provision for losses on foreclosed real estate               38,499           22,680
 Accretion of securities discounts                           (25,446)         (17,258)
 Amortization of securities premiums                          45,964          114,484
 Loss on disposal of assets                                        -              649
 Net loss on sale of foreclosed real estate                    1,313            4,306
 Stock dividends received                                    (33,460)         (33,000)
 Issuance of stock appreciation rights                         7,579            4,843
 Deferred income taxes                                       (44,330)          69,799
 Gain on sale of securities                                  (94,455)               -
 Gain on sale of loans                                      (918,348)        (817,943)
 Originations of loans held for sale                     (28,777,217)     (15,051,217)
 Proceeds from sales of loans held for sale               30,399,792       14,131,100
 Change in assets and liabilities:
   Accrued interest receivable                              (160,143)        (230,709)
   Other assets                                             (700,897)         (59,936)
   Accrued interest and other liabilities                    609,992          186,980
   Net cash provided by operating activities               2,241,290          168,789
                                                      --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of PHLB stock                                      (63,740)         (40,000)
 Purchase of INB Mortgage Company assets                           -         (145,554)
 Net decrease (increase) in federal funds sold            11,340,900      (10,726,400)
 Securities available for sale:
  Proceeds from maturities or principal payments           7,410,614       10,464,480
  Proceeds from sales                                      1,098,750                -
  Purchases                                              (15,000,860)     (13,249,856)
 Securities held to maturity:
  Proceeds from maturities or principal payments             290,000          150,000
 Purchases of premises and equipment                        (154,560)        (997,061)
 Proceeds from sale of foreclosed real estate                282,786          465,003
 Net increase in loans                                   (17,680,981)     (14,223,240)
                                                      --------------    -------------
 Net cash used by investing activities                   (12,477,091)     (28,302,628)
                                                      --------------    -------------

--------------------------------------------------------------------------------

                                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                                   1999             1998
                                                             -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                           $(4,545,644)     $26,964,274
 Net increase in securities sold under
  repurchase agreements                                          8,997,872          495,657
 Proceeds from issuance of capital stock                           533,524           77,101
 Payments on fractional shares                                           -           (4,843)
 Proceeds from the issuance of debt                              4,000,000        2,745,900
 Repayment of long-term debt                                      (250,365)        (103,426)
 Net increase m other borrowed funds                               529,658                -
                                                              ------------     ------------

    Net cash provided by financing activities                    9,265,045       30,174,663
                                                              ------------     ------------

    NET CHANGE IN CASH AND DUE FROM BANKS                         (970,756)       2,040,824

Cash and due from banks, beginning of year                       9,445,327        7,404,503
                                                              ------------     ------------

Cash and due from banks, end of year                           $ 8,474,571      $ 9,445,327
                                                              ------------     ------------

SUPPLEMENTAL CASH FLOWS INFORMATION
 Cash paid during the year for:

  Interest                                                     $ 4,915,791      $ 5,058,491
                                                              ------------     ------------
  Income taxes                                                 $   495,514      $   353,055

                                                              ------------     ------------
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES

 Net change in unrealized gain (loss) on securities
  available for sale                                           $(1,438,234)     $   127,018
                                                              ------------     ------------
 Acquisition of real estate in settlement of loans             $   973,243      $   127,807
                                                              ------------     ------------
 Stock issued to purchase mortgage company assets
  and goodwill                                                 $         -      $    66,780
                                                              ------------     ------------

See accompanying notes.
--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Change in name:
During 1999, the Corporation changed its name from Inland Northwest Bancorporation, Inc. to Northwest Bancorporation, Inc.

Basis of presentation and consolidation:
The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Corporation) and its wholly owned subsidiaries, Inland Northwest Bank (the Bank) and INB Mortgage Company (the Mortgage Company). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates:
In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated statements of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Cash equivalents:
For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Securities held to maturity:
Bonds and notes for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Securities available for sale:
Securities available for sale consist of bonds and notes not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Allowance for loan losses:
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments or principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment:
Land is carried at cost. Bank and Mortgage Company premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method. Normal costs of maintenance and repairs are charged to expense as incurred.

Note 1 - Summary of Significant Accounting Policies (Continued)

Goodwill:
Goodwill related to the purchase of INB Mortgage Company is being amortized on a straight-line basis over 15 years.

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

Recent accounting pronouncements:
In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available for sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

Note 2 - Investments in Securities

Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 1999 and 1998, were as follows:

Securities available for sale:                   December 31, 1999
                               ------------------------------------------------------
                                                Gross          Gross
                               Amortized     Unrealized     Unrealized
                                 Cost           Gains         Losses        Fair Value
                               -----------   ------------   -----------    -----------
  U.S. government agency
   securities                  $20,987,239        $ 5,854   $  (824,594)   $20,168,499
  U.S. treasury securities       3,509,521          3,243       (62,753)     3,450,011
  Mortgage backed
   securities                    7,548,651          3,645      (188,643)     7,363,653
                               -----------   ------------   -----------    -----------
                               $32,045,411        $12,742   $(1,075,990)   $30,982,163
                               ===========   ============   ===========    ===========

Securities available for sale:                    December 31, 1998
                               -------------------------------------------------------
                                                 Gross         Gross
                                Amortized     Unrealized     Unrealized
                                  Cost           Gains         Losses      Fair Value
                               -----------    ------------  -----------    -----------
  U.S. government agency
   securities                   $18,248,328       $202,432     $(26,984)   $18,423,776
  U.S. treasury securities        5,019,279        189,421            -      5,208,700
  Corporate debt obligations        250,079            121            -        250,200
  Mortgage backed securities      1,959,975         18,995       (8,999)     1,969,971
                               -----------    ------------  -----------    -----------
                                $25,477,661       $410,969     $(35,983)   $25,852,647
                               ===========    ============  ===========    ===========

Securities held to maturity:                     December 31, 1999
                                ------------------------------------------------------
  State and municipal
   securities                      $525,657         $1,870        $(499)      $527,028
                                -----------   ------------   -----------   -----------

                                                 December 31, 1998
                                ------------------------------------------------------
  State and municipal              $817,974        $14,274   $         -      $832,248
   securities
                                -----------   ------------   -----------   -----------

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 1999, are as follows:

                                    Held to maturity               Available for sale
                                -------------------------   ---------------------------------
                                Amortized       Fair          Amortized            Fair
                                   Cost         Value            Cost              Value
                               ------------   -----------   ---------------    --------------
Due in one year or less            $300,657      $302,528       $         -       $         -
Due from one year to five
 years                              225,000       224,500        15,487,104        15,103,840
Due from five to ten years                -             -         9,009,656         8,514,670
Due after ten years                       -             -                 -                 -
Mortgage backed securities                -             -         7,548,651         7,363,653
                               ------------   -----------   ---------------    --------------
                                   $525,657      $527,028       $32,045,411       $30,982,163
                               ============   ===========   ===============    ==============

At December 31, 1999 and 1998, securities available for sale with an amortized cost of $22,327,997 and $12,027,142, were pledged to secure the Bank's performance of its obligations under repurchase agreements. The approximate market value of these securities was $21,615,116 and $12,171,100 at December 31, 1999 and 1998. Securities available for sale with an amortized cost of $3,207,893 and $3,247,718 at December 31, 1999 and 1998, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $3,068,288 and $3,272,316 at December 31, 1999 and 1998, respectively. Securities available for sale with an amortized cost of $1,500,000 at December 31, 1999, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $1,445,000 at December 31, 1999.

There was one sale of available for sale securities during 1999. Total proceeds of the sale were $1,098,750, resulting in a gain of $94,455. Amortized cost was the method used to determine cost when calculating the gain. There were no sales of available for sale securities in 1998.

Note 3 - Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

                                                               December 31,
                                                        ----------------------------
                                                           1999             1998
                                                        ------------     -----------
Commercial                                              $ 72,378,239     $58,779,339
Real estate                                               25,801,594      24,023,768
Installment                                                4,342,005       4,227,222
Consumer and other                                         5,599,134       4,530,696

                                                         108,120,972      91,561,025
Allowance for loan losses                                 (1,480,208)     (1,184,322)
Net deferred loan fees                                      (290,864)       (255,821)
                                                        ------------     -----------
                                                        $106,349,900     $90,120,882
                                                        ============     ===========

An analysis of the change in the allowance for loan losses follows:

                                                                  December 31,
                                                            -------------------------
                                                              1999           1998
                                                            ----------     ----------
Balance, beginning of year                                  $1,184,322     $1,085,374
Provision charged to operations                                540,000        498,500
Loans charged off, net of recoveries                          (244,114)      (399,552)
                                                            ----------     ----------
Balance, end of year                                        $1,480,208     $1,184,322
                                                            ==========     ==========

The loans fall into the following fixed and variable components:

                                                                December 31,
                                                         ---------------------------
                                                            1999           1998
                                                         ------------    -----------
Fixed rate loans                                         $ 39,982,045    $41,046,703
Variable rate loans                                        68,138,927     50,514,322
                                                         ------------    -----------
                                                         $108,120,972    $91,561,025
                                                         ============    ===========

Impairment of loans having recorded investments of $952,538 and $1,802,940 at December 31, 1999 and 1998, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $65,330 and $338,060 at December 31, 1999 and 1998, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998, was $1,244,591 and $1,477,895, respectively. Interest income on impaired loans of $37,943 and $128,186 was recognized for cash payments received in 1999 and 1998, respectively.

Note 4 - Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 1999 and 1998, were as follows:

                                                                   December 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Land                                                        $   269,204    $   269,204
Furniture, equipment, and building                            2,841,256      2,703,740
Leasehold improvements                                        1,262,717      1,245,671
Vault                                                            48,483         48,483
Land improvements                                               313,096        313,098
                                                            -----------    -----------
   Total cost                                                 4,734,756      4,580,196
Accumulated depreciation                                     (1,946,736)    (1,525,133)
                                                            -----------    -----------
   NET BOOK VALUE                                           $ 2,788,020    $ 3,055,063
                                                            ===========    ===========

Depreciation expense was $421,603 and $388,499 for the years ended December 31, 1999 and 1998, respectively.

The Bank leases its main office and eight of its nine branches under lease agreements that expire on various dates through 2017. The lease agreements have various renewal options.

Note 4 - Premises and Equipment (Continued)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999:

Year ending December 31,
  2000                                                                  $  282,306
  2001                                                                     239,778
  2002                                                                     214,422
  2003                                                                     207,027
  2004                                                                     193,524
  Thereafter                                                               912,940
                                                                        ----------
   TOTAL MINIMUM PAYMENTS REQUIRED                                      $2,049,997
                                                                        ==========

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 1999 and 1998, were $339,963 and $330,414, respectively.

Note 5 - Foreclosed Real Estate

An allowance for losses on foreclosed real estate has been established. Activity in the account is as follows:

                                                               1999            1998
                                                            ---------       ---------
Balance, beginning of year                                   $ 10,048        $ 85,681

  Provision charged to income                                  38,499          22,680
  Charge offs, net of recoveries                              (48,547)        (98,313)
                                                            ---------       ---------
Balance, end of year                                         $      -        $ 10,048
                                                            =========       =========

Included in the losses on foreclosed real estate in the consolidated statement of income for the years ending December 31, 1999 and 1998, are impairment losses of $38,499 and $22,680, respectively, on real estate held for sale, and $1,313 and $4,306, respectively, of actual losses on sales of real estate.

Note 6 - Deposits

Major classifications of deposits at December 31, 1999 and 1998, were as follows:

                                                           1999           1998
                                                        ------------   ------------
Demand deposits                                         $ 28,599,410   $ 30,397,265
Money market                                              31,362,643     27,406,537
NOW accounts                                               5,129,004     10,041,192
Savings deposits                                           3,520,787      3,067,768
Time deposits, $100,000 and over                          16,334,669     10,841,892
Other time deposits                                       39,183,333     46,920,836
                                                        ------------   ------------
                                                        $124,129,846   $128,675,490
                                                        ============   ============

Maturities for time deposits at December 31, 1999, are summarized as follows:

Maturing one year or less                                               $47,013,285
Maturing one to five years                                                8,504,717
                                                                       ------------
                                                                        $55,518,002
                                                                       ============

Note 7 - Borrowed Funds

Borrowed funds at December 31 consisted of the following:

                                                               1999         1998
                                                            ----------   ----------
Notes payable, FHLB advances maturing 2013, 6.15% fixed
 rate.  Requires monthly principal and interest payments    $1,676,999   $1,747,826
 of $17,500.

Notes payable, FHLB advances maturing 2000, 6.17% fixed
 rate.  Requires monthly interest payments and repayment
 of principal in full on April 21, 2000.                     2,000,000            -

Notes payable, FHLB advances maturing 2000, 5.95% fixed
 rate.  Requires monthly interest payments and repayment
 of principal in full on September 22, 2000.                 1,000,000            -

Notes payable, FHLB advances maturing 2000, 5.98% fixed
 rate.  Requires monthly interest payments and repayment
 of principal in full on April 28, 2000.                     1,000,000            -

Unsecured note payable with KeyBank, matures in five
 equal annual payments of $100,000 plus accrued interest
 beginning on March 1, 2000, variable interest rate of
 prime minus 0.76%, currently 7.74% at December 31, 1999.      500,000      500,000

                                                                1999          1998
                                                               ----------   ----------
Notes payable, FHLB advances maturing 1999, 5.15% fixed
 rate.  Requires monthly principal and interest payments       $        -   $  175,000
 of $752.

Notes payable, FHLB advances maturing 2028, 6.09% fixed
 rate.  Requires monthly principal and interest payments          111,552      112,713
 of $583.

Notes payable, FHLB advances maturing 2028, 6.28% fixed
 rate.  Requires monthly principal and interest payments          107,960      109,001
 of $581.

Notes payable, FHLB advances maturing 2027, 6.60% fixed
 rate.  Requires monthly principal and interest payments           58,282       60,618
 of $340.

Notes payable to Baker Boyer Bank, maturing June 2000,
 prime rate, currently 8.50%.  Requires monthly interest
 payments on unpaid balance.                                      529,658            -
                                                               ----------   ----------
                                                               $6,984,451   $2,705,158
                                                               ==========   ==========

The scheduled maturities of borrowed funds at December 31, 1999, are as follows:

                                          Weighted Average
Years Ending December 31,                  Interest Rate           Amount
                                         ------------------     ----------
  2000                                         6.38%            $4,704,032
  2001                                         7.03%               181,014
  2002                                         7.00%               188,136
  2003                                         6.96%               195,885
  2004 and after                               6.93%             1,715,384
                                                                ----------
                                                                $6,984,451
                                                                ==========

Note 8 - Other Borrowed Funds

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2.

Information concerning securities sold under agreements to repurchase at December 31, 1999, is summarized as follows:

Average balance during the year                                        $13,243,661
                                                                       -----------
Average interest rate during the year                                         4.46%
                                                                       -----------
Maximum month-end balance during the year                              $18,304,692
                                                                       ===========

Note 9 - Commitments and Contingencies

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management's and legal counsel's opinion, would not be material to the financial condition of Northwest Bancorporation.

The Bank has unsecured operating lines of credit with KeyBank of Washington for $2,500,000, U.S. Bank for $1,500,000 and Zions Bank for $1,500,000. The Bank
also has a line of credit with Federal Home Loan Bank for $16,021,000. This line is collateralized by all assets of the Bank. There were $5,954,793 and $2,205,158 of outstanding borrowing on the Federal Home Loan Bank operating line at December 31, 1999 and 1998, respectively.

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 1999 and 1998, commitments under standby letters of credit were $112,660 and $188,911, firm loan commitments were $32,724,643 and $22,449,107, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

Note 10 - Concentrations of Credit Risk

The majority of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area, which is the eastern Washington and northern Idaho area. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers.

The Bank places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk.

Note 11 - Income Taxes

The components of income tax expense are as follows:

                                                     1999         1998
                                                    --------     --------
Current tax expense                                 $549,727     $405,064
Deferred tax expense                                 (44,370)      69,799
                                                    --------     --------
   FEDERAL INCOME TAX EXPENSE                       $505,357     $474,863
                                                    ========     ========

The components of the net deferred tax asset (liability) are as follows:

                                                              1999          1998
                                                              --------    ---------
Deferred tax assets:
  Allowance for loan losses                                   $433,577    $ 343,592
  Deferred compensation                                         59,557       45,820
  Net unrealized loss on securities available for sale         361,505            -
  Non-accrual loan interest                                     18,047            -
                                                              --------    ---------
                                                               872,686      389,412
                                                              --------    ---------
Deferred tax liabilities:
  Accumulated depreciation                                     256,469      213,823
  Conversion from accrual to cash basis method of
   accounting for tax purposes                                       -        8,667
  Deferred loan fees                                            78,462      117,650
  Net unrealized gain on securities available for sale               -      131,245
  Other                                                         39,862       39,656
                                                              --------    ---------
                                                               374,793      511,041
                                                              --------    ---------
   NET DEFERRED TAX ASSET (LIABILITY)                         $497,893    $(121,629)
                                                              ========    =========

The net deferred tax asset is included in other assets on the consolidated statements of financial condition at December 31, 1999. The net deferred tax liability is included in accrued expenses and other liabilities on the consolidated statement of financial condition at December 31, 1998.

At December 31, 1999, a tax liability of $115,027 was included in accrued expenses and other liabilities on the consolidated statement of financial condition. At December 31, 1998, a prepaid federal income tax refund of $11,536 was included in other assets on the consolidated statement of financial condition.

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

                                                               1999         1998
                                                              --------    ---------
Federal income tax at statutory rate                          $500,907     $480,042
Effect of tax-exempt interest income                            (9,507)     (12,368)
Effect of tax-exempt interest expense                            1,420        2,252
Effect of nondeductible expenses                                13,626        6,416
Other                                                           (1,089)      (1,479)
                                                              --------    ---------
   FEDERAL INCOME TAX EXPENSE                                 $505,357     $474,863
                                                              ========    =========

Note 12 - Executive Retirement Plan

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

At December 31, 1999 and 1998, $170,164 and $134,764, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age.

The net post-retirement benefit cost recognized during the years ended December 31, 1999 and 1998, was $35,400 and $35,000, respectively.

The Bank is the owner and beneficiary of life insurance policies on this officer with a total face value of $226,274 and cash surrender value of $126,395 and $115,995 at December 31, 1999 and 1998, respectively. The cash surrender value is included in the consolidated statement of financial condition in other assets.

Note 13 - Common Stock Purchase Warrants and Stock Option Plan

In 1989, Inland Northwest Bank issued one common stock purchase warrant to individuals defined as founders for each share purchased in the initial offering of 115,145 warrants. Additionally, 19,000 warrants were issued to the Pre-Organization Steering Committee. During 1993, those warrants were transferred to Northwest Bancorporation, Inc., and as a result thereof, the Corporation has issued warrants to the founders group to purchase 392,290 shares of common stock adjusted for stock dividends. The warrants expire on January 16, 2000. As of December 31, 1999, 107,584 of the warrants had been exercised. Subsequent to December 31, 1999, 284,706 stock warrants were exercised. The warrants entitled the holder to acquire shares of the Corporation's common stock at the initial offering price of $15 per share; as the warrants are adjusted for stock dividends and stock splits, the actual price per share decreases and the quantity subject to purchase increases.

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 80,000 shares. The per option price for options granted shall be the fair market value of said share on the date the option is granted. The options granted after 1993 are eligible for stock dividends.

A summary of the status of the Bank's stock option plans and changes during the years ending on those dates is presented below:

                                                 1999                        1998
                                       -------------------------   -------------------------
                                                      Weighted-                   Weighted-
                                                      Average                      Average
                                          Shares      Exercise       Shares        Exercise
                                          Actual       Price         Actual         Price
                                       ----------   ------------   ----------    -----------
Outstanding options, beginning of year     48,075         $12.66       33,875         $10.80
  Granted                                  21,500         $16.00       17,000         $16.00
  Exercised                                  (693)        $11.29       (2,270)        $10.50
  Forfeited                                (6,927)        $12.92         (530)        $10.50
                                       ----------                  ----------
Outstanding options, end of year           61,955         $13.64       48,075         $12.66
                                       ----------                  ----------
Options exercisable at year end            22,215                      18,976
                                       ----------                  ----------
Weighted average fair value of
 options granted during the year             6.21                        6.21
                                       ----------                  ----------


The following table summarizes information about stock options outstanding at December 31, 1999:

                               Options Outstanding              Exercisable Options
                      --------------------------------------  ------------------------
                                     Weighted
                         Number       Average      Weighted      Number      Weighted
                      Outstanding    Remaining      Average    Exercisable    Average
                       at End of    Contractual    Exercise     at End of    Exercise
Exercise Prices:          Year        Life           Price        Year         Price
                       -----------  -----------    --------    ---------    ---------
Price ranges ($9.20
 through $10.33)            18,755    4.7 years      $ 9.93       16,335       $ 9.87
                       -----------  -----------    --------    ---------    ---------
Price ranges
 ($12.25 through
 $16.00)                    43,200    9.3 years       15.25        5,880        13.81
                       -----------  -----------    --------    ---------    ---------
   TOTAL                    61,955    7.9 years      $13.64       22,215       $12.96
                       ===========  ===========    ========    =========    =========

The pro forma income statement below presents the effect on net income as reported if the fair value of accounting for the nonqualified stock options had been adopted by the Bank. The fair value assumptions are based on a risk-free interest rate of 6%, 10 and 9 year expected life for the options granted in 1999 and 1998, respectively, assuming no cash dividends declared.

                                                                 1999          1998
                                                               --------      --------
Net income as previously reported                              $916,548      $947,087
Pro forma adjustment for effect of a change in accounting       (34,209)      (23,318)
 principle
                                                               --------      --------

Pro forma net income                                           $882,339      $923,769
                                                               --------      --------

                                                                 1999           1998
                                                               --------      --------
Per share amounts:
  Earnings per share                                             $ 0.74        $ 0.80
  Pro forma adjustment for the effect of the fair value of
  accounting for stock options                                    (0.02)        (0.02)
                                                               --------      --------
  Pro forma net income                                           $ 0.72        $ 0.78
                                                               ========      ========
  Earnings per share assuming full dilution                      $ 0.61        $ 0.65
  Pro forma adjustment for the effect of the fair value of
  accounting for stock options                                    (0.02)        (0.02)
                                                               --------      --------
  Pro forma net income                                           $ 0.59        $ 0.63
                                                               ========      ========

Note 14 - Common Stock


On March 19, 1999, the Board of Directors announced a 2 for 1 stock split on all common stock, effective to stockholders of record May 1, 1999, and issued May 21, 1999. All amounts per share and weighted average shares outstanding for all periods were retroactively adjusted to reflect the stock split.

During 1999 and 1998, the Board of Directors voted to issue 200 shares of common stock to each Director in lieu of increasing Director's fees. Total shares issued were 2,400 during 1999 and 1998.

Note 15 - Profit Sharing Plan

The Bank has a 401(k) profit sharing plan covering all employees who meet the eligibility requirements. The Plan provides for employees to elect up to 15% of their compensation to be paid into the fund. The Bank's policy is to match contributions equal to 50% of the participant's contribution not to exceed 5% of the participant's compensation.

Vesting occurs equally at 20% each year for five years. The Bank's contribution was $60,375 and $43,060 for years ended December 31, 1999 and 1998, respectively.

Note 16 - Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 1999 and 1998, were $2,160,160 and $563,386, respectively. Aggregate deposit balances with related parties at December 31, 1999 and 1998, were $690,006 and $1,037,303, respectively. All related party loans and deposits of which have been made, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17 - Restrictions on Dividends and Retained Earnings

At December 31, 1999, the Bank's retained earnings available for the payment of dividends was $1,897,361. Accordingly, $8,804,870 of the Corporation's equity in the net assets of the Bank was restricted at December 31, 1999. Funds available for loans or advances by the Bank to the Corporation amounted to $950,661.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 18 - Regulatory Capital Requirements

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

As of December 31, 1999, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and Bank's actual December 31, 1999 and 1998, capital amounts and ratios are also presented in the table:


                                                                           Capital Adequacy Purposes
                                    Actual                       ---------------------------------------------
December 31, 1999                   Amount          Ratio         Amount                   Ratio
                                  -----------      -------       ----------     ------------------------------
Total capital (to
 risk-weighted assets):
 Northwest Bancorporation         $13,264,687       11.70%       $9,068,958     (greater than or equal to) 8%
 Inland Northwest Bank             12,815,915       11.35%        9,036,421     (greater than or equal to) 8%
Tier 1 capital (to
 risk-weighted assets):
 Northwest Bancorporation          11,847,662       10.45%        4,534,479     (greater than or equal to) 4%
 Inland Northwest Bank             11,403,974       10.10%        4,518,210     (greater than or equal to) 4%
Tier 1 capital (to average
 assets):
 Northwest Bancorporation          11,847,662        7.58%        6,251,832     (greater than or equal to) 4%
 Inland Northwest Bank             11,403,974        7.32%        6,233,400     (greater than or equal to) 4%

December 31, 1998

Total capital (to
 risk-weighted assets):
 Northwest Bancorporation         $11,495,443       10.99%       $8,365,440     (greater than or equal to) 8%
 Inland Northwest Bank             11,507,818       11.05%        8,334,560     (greater than or equal to) 8%
Tier 1 capital (to
 risk-weighted assets):
 Northwest Bancorporation          10,201,438        9.76%        4,182,720     (greater than or equal to) 4%
 Inland Northwest Bank             10,163,252        9.76%        4,167,280     (greater than or equal to) 4%
Tier 1 capital (to average
 assets):
 Northwest Bancorporation          10,201,438        7.49%        5,446,052     (greater than or equal to) 4%
 Inland Northwest Bank             10,163,252        7.48%        5,435,719     (greater than or equal to) 4%

                                                   To Be Well Capitalized
                                                        Under Prompt
                                                     Corrective  Action
                                                         Provisions
                                    -------------------------------------------------
December 31, 1999                     Amount                        Ratio
                                    -----------        ------------------------------
Total capital (to
 risk-weighted assets):
 Northwest Bancorporation           $11,336,198        (greater than or equal to) 10%
 Inland Northwest Bank               11,295,526        (greater than or equal to) 10%
Tier 1 capital (to
 risk-weighted assets):
 Northwest Bancorporation             6,801,719        (greater than or equal to)  6%
 Inland Northwest Bank                6,777,315        (greater than or equal to)  6%
Tier 1 capital (to average
 assets):
 Northwest Bancorporation             7,814,790        (greater than or equal to)  5%
 Inland Northwest Bank                7,791,750        (greater than or equal to)  5%

December 31, 1998

Total capital (to
 risk-weighted assets):
 Northwest Bancorporation           $10,456,800        (greater than or equal to) 10%
 Inland Northwest Bank               10,418,200        (greater than or equal to) 10%
Tier 1 capital (to
 risk-weighted assets):
 Northwest Bancorporation             6,274,080        (greater than or equal to)  6%
 Inland Northwest Bank                6,250,920        (greater than or equal to)  6%
Tier 1 capital (to average
 assets):
 Northwest Bancorporation             6,807,565        (greater than or equal to)  5%
 Inland Northwest Bank                6,794,649        (greater than or equal to)  5%

Note 19 - Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

                                                   Year Ended December 31, 1999

                                                Income            Shares       Per Share
                                              (Numerator)      (Denominator)     Amount
                                               ---------        -----------    ---------
Basic EPS
  Income available to common stockholders       $916,548          1,230,606        $0.74
                                               ---------                       ---------

Effect of Dilutive Securities
  Stock warrants                                                    240,408
  Stock options                                                      30,064
                                                                -----------
Diluted EPS
  Income available to common stockholders
    plus assumed conversions                    $916,548          1,501,078        $0.61
                                               ---------        -----------    ---------

                                                    Year Ended December 31, 1998
                                             -----------------------------------------
                                               Income            Shares       Per Share
                                             (Numerator)      (Denominator)      Amount
                                             ---------         -----------    ---------
Basic EPS
  Income available to common stockholders      $947,087          1,184,976        $0.80
                                              ---------                       ---------

Effect of Dilutive Securities
  Stock warrants                                                   250,057
  Stock options                                                     25,244
                                                               -----------
Diluted EPS
  Income available to common stockholders
    plus assumed conversions                   $947,087          1,460,277        $0.65
                                              ---------        -----------    ---------

The Bank's stock is quoted only locally over the counter and traded on a limited basis. The average market price per share used in the determination of the dilutive effect of stock options and warrants was the average price of month end closing market values.

Note 20 - Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                            1999                        1998
                                  -------------------------   -------------------------
                                   Carrying     Estimated      Carrying     Estimated
                                    Amount      Fair Value      Amount      Fair Value
                                  ----------- -------------   ----------- -------------
Financial Assets:
  Cash and due from banks        $  8,474,571  $  8,474,571  $  9,445,327  $  9,445,327
  Federal funds sold                7,333,000     7,333,000    18,673,900    18,673,900
  Securities available for sale    30,982,163    30,982,163    25,852,647    25,852,647
  Securities held to maturity         525,657       527,028       817,974       832,248
  Loans receivable                108,120,972   104,908,818    91,561,025    90,717,901
  Accrued interest receivable       1,091,831     1,091,831       931,688       931,688

Financial Liabilities:

  Borrowed funds                    6,984,451     5,458,231     2,705,158     2,646,222
  Deposits                        124,129,846   124,102,045   128,675,490   127,851,113
  Accrued interest payable            422,039       422,039       415,236       415,236

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and due from banks, and federal funds sold:
The carrying amount approximates fair value because of the short maturity of these investments.

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

Note 20 - Fair Value of Financial Instruments (Continued)

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

Off-balance-sheet instruments:
Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fair value of the fees at December 31, 1999, and December 31, 1998, were insignificant. See Note 9 for the notional amount of the commitments to extend credit.

Note 21 - Business Combination

On March 1, 1998, the Corporation acquired for $145,554 and issuance of 2,385 shares of stock valued at $28 per share, all of the outstanding shares of INB Mortgage Company, formerly Creative Mortgage. The total acquisition cost was $212,334. The excess of the total acquisition cost over the fair value of the net assets acquired of $13,836 resulted in goodwill of $198,498. The goodwill is being amortized over 15 years using the straight-line method.

The acquisition has been accounted for under the purchase method of accounting for business combinations. The results of operations for the Mortgage Company since the date of acquisition are included in the consolidated financial statements.

Note 22 - Change in Presentation of Comparative Statements

Certain items have been reclassified or restated on the December 31, 1998, comparative financial information to correspond with December 31, 1999, information. Restatement was required due to a two for one common stock split on May 1, 1999.

                                 Signatures

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       INLAND NORTHWEST BANCORPORATION, INC.


                                       By:    /s/ Frederick M.  Schunter
                                          -------------------------------------
                                          Frederick M.  Schunter, President and
                                                 Chief Executive Officer

                                          Dated: March 28, 2000

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                         TITLE                        DATE
----------                        -----                        ----

/s/ F.M. Schunter*                Director and President       March 21, 2000
-----------------------------
F.M. Schunter

/s/ William E. Shelby*            Chairman and Director        March 21, 2000
-----------------------------
William E. Shelby

/s/ Dwight B. Aden*               Director                     March 21, 2000
-----------------------------
Dwight B. Aden, Jr.

/s/ Jimmie T.G. Coulson*          Director                     March 21, 2000
-----------------------------
Jimmie T.G. Coulson

                                  Director                     March   , 2000
-----------------------------
Harlan Douglass

                                  Director                     March   , 2000
-----------------------------
Freeman B. Duncan

/s/ Donald A. Ellingsen           Director                     March 21, 2000
-----------------------------
Donald A. Ellingsen, M.D.

/s/ Clark H. Gemmill*             Director                     March 21, 2000
-----------------------------
Clark H. Gemmill

/s/ Bryan S. Norby                Director                     March 21, 2000
-----------------------------
Bryan S. Norby


/s/ Richard H. Peterson*          Director                     March 21,2000
-----------------------------
Richard H. Peterson

/s/ Hubert F. Randall             Director                     March 21, 2000
-----------------------------
Hubert F.  Randall

/s/ Phillip L. Sandberg*          Director                     March 21, 2000
-----------------------------
Phillip L. Sandberg

                                  Director                     March   , 2000
-----------------------------
James R. Walker


*By: /s/ Christopher C. Jurey
     ------------------------
     Christopher C. Jurey
     Attorney-in-Fact

                                   Part III

     Item 1.  Index to Exhibits

--------------------------------------------------------------------------------
Exhibit No.     Description
--------------------------------------------------------------------------------
3.1.1           Articles of Incorporation****
--------------------------------------------------------------------------------
3.1.2           Amendment to Articles of Incorporation****
--------------------------------------------------------------------------------
3.1.3           Amendment to Articles of Incorporation****
--------------------------------------------------------------------------------
3.2             Bylaws****
--------------------------------------------------------------------------------
4               See Exhibit Nos.  3.1.1 through 3.2 above****
--------------------------------------------------------------------------------
10.1.1          Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95 -The
                Paulsen Center (Main Branch)*
--------------------------------------------------------------------------------
10.1.2          Lease - 15111 East Sprague Avenue (Valley Branch)*
--------------------------------------------------------------------------------
10.1.3          Lease - 12825-14th Avenue (Airway Heights Branch)*
--------------------------------------------------------------------------------
10.1.4          Lease - East 210 North Foothills Drive (North Foothills Drive
                Branch)*
--------------------------------------------------------------------------------
10.1.5          Lease - 805 East Polston Ave., Post Falls, Idaho (Post Falls
                Branch)*
--------------------------------------------------------------------------------
10.1.6          Ground Lease dated 09/24/96* and Amendment dated August 12, 1997 for South Hill Branch
--------------------------------------------------------------------------------
10.1.7          Lease - 3321 W.  Indian Trail Road (Indian Trail Branch)*
--------------------------------------------------------------------------------
10.1.8          Lease - 225 West Appleway, Coeur d'Alene, Idaho (Appleway
                Branch)****
--------------------------------------------------------------------------------
10.1.9          Lease - 622 Sherman Avenue, Coeur d'Alene, Idaho (Sherman Avenue
                Branch)****
--------------------------------------------------------------------------------
10.2.1          F.M. Schunter Employment Agreement dated 01/01/94*
--------------------------------------------------------------------------------
10.2.2          Unfunded Supplemental Executive Retirement Plan for F.M.
                Schunter*
--------------------------------------------------------------------------------
10.2.3          Non-Qualified Stock Option Plan*, as amended December 21,
                1999**
--------------------------------------------------------------------------------

10.2.4          Christopher C.  Jurey Employment Agreement dated 01/01/94*
--------------------------------------------------------------------------------
10.2.5          Jennifer L.  Johnson Employment Agreement dated 01/01/94*
--------------------------------------------------------------------------------
10.2.6          Randall L.  Fewel Employment Agreement dated 03/14/94*
--------------------------------------------------------------------------------
10.3 Stock Purchase Agreement dated February 23, 1998 by and among the Company, Selling Shareholders and Hege Company, Inc. *****
--------------------------------------------------------------------------------
23.1            Consent of Accountant
--------------------------------------------------------------------------------
27.1            Financial Data Schedule
--------------------------------------------------------------------------------
     * Previously filed (in paper format) as an Exhibit to the Company's Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.

     **    Only Amendment being filed (in electronic format) with this Form
     10-KSB.

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

     ***** Previously filed in electronic format as an Exhibit to the Company's Form 10-QSB on July 6, 1998, and incorporated herein by reference.