Form 10QSB
period 2000-03-31
NORTHWEST BANCORPORATION INC
filed 2000-05-12
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

( ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended _______________________________.

(X) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 1/1/00 to 3/31/00.

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

The Registrant has a single class of common stock, of which there are 1,576,008 shares issued and outstanding as of March 31, 2000.

                               Table of Contents

                                                                                                 Page
Part I       Financial Information

     Item 1. Financial Statements

               Consolidated Statements of Condition - March 31, 2000 and December
               31, 1999........................................................................   3

               Consolidated Statements of Income - Three Months and year-to-date Ended
               March 31, 2000 and 1999.........................................................   4

               Consolidated Statements of Cash Flow - year-to-date ended March 31,
               2000 and 1999...................................................................   5

               Consolidated Statements of Stockholders' Equity as of March 31, 2000
               and 1999........................................................................   6

               Notes to Consolidated Financial Statements......................................   7

     Item 2. Management's Discussion and Analysis or Plan of Operation.........................   9

Part II      Other Information

     Item 2. Changes in Securities.............................................................   9

     Item 6. Exhibits and Reports on Form 8-K..................................................   9

Signatures.....................................................................................  10

Part I  Financial Information
Item 1. Financial Statements

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                     March 31, 2000 and December 31, 1999
                               ($ in thousands)

                                                                                                      March 31     December 31
                                                                                                          2000            1999
                                         Assets

Cash and due from banks                                                                            $     7,162     $     8,475
Federal funds sold                                                                                       8,200           7,333
Securities held-to-maturity (Note 2)                                                                       525             526
Securities available-for-sale (Note 2)                                                                  32,729          30,982
Federal Home Loan Bank stock, at cost                                                                      496             479
Loans, net of allowance for loan losses of $1,606 in 2000 and $1,480 in 1999 (Notes 3 & 4)             108,175         106,350
Loans held for sale                                                                                      1,150             981
Accrued interest receivable                                                                                884           1,092
Premises and equipment, net                                                                              2,862           2,788
Foreclosed real estate                                                                                     315             853
Other assets                                                                                               995           1,145
Goodwill, net of accumulated amortization of $28 in 2000 and $24 in 1999                                   171             174
                                                                                                   -----------     -----------
TOTAL ASSETS                                                                                       $   163,665     $   161,178
                                                                                                   ===========     ===========

                                      Liabilities

Noninterest bearing demand deposits                                                                     27,339          28,759
Money Market accounts                                                                                   29,302          31,363
NOW accounts                                                                                             6,546           4,900
Savings accounts                                                                                         3,709           3,590
Time Certificates of Deposit, $100,000 and over                                                         14,813          16,335
Time Certificates of Deposit, under $100,000                                                            42,964          39,183
                                                                                                   -----------     -----------
TOTAL DEPOSITS                                                                                     $   124,673     $   124,130

Securities sold under agreement to repurchase                                                           18,310          17,928
Borrowed funds, Federal Home Loan Bank (Note 5)                                                          5,936           5,955
Borrowed funds, other banks (Note 5)                                                                     1,121           1,030
Accrued interest payable and other liabilities                                                             965             990
                                                                                                   -----------     -----------
TOTAL LIABILITIES                                                                                  $    26,332     $    25,902

                                  Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
1,576,008 on March 31, 2000 and 1,290,453 on December 31, 1999 (Notes 6 & 7)                            11,784          10,312
Retained earnings                                                                                        1,685           1,535
Accumulated other comprehensive income, net of tax of ($417) for 2000 and ($362) for 1999                 (809)           (702)
                                                                                                   -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                                                         $    12,660     $    11,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $   163,665     $   161,178
                                                                                                   ===========     ===========

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           Three Months (year-to-date) ended March 31, 2000 and 1999
      ($ in thousands, except number of shares and per share information)

                                                                                 Three Months Ended                 Year-to-date
                                                                              03/31/00     03/31/99           2000          1999
                                    Interest Income

Interest and fees on loans                                                  $    2,613    $   2,198     $    2,613    $    2,198
Interest on securities                                                             553          448            553           448
Interest on federal funds sold                                                      90          136             90           136
                                                                            ----------   ----------     ----------    ----------
TOTAL INTEREST INCOME                                                       $    3,256   $    2,782     $    3,256    $    2,782

                                    Interest Expense

Interest on deposits                                                             1,091        1,052          1,091         1,052
Interest on securities sold under agreement to repurchase                          216           95            216            95
Interest on borrowed funds                                                         122           41            122            41
                                                                            ----------   ----------     ----------    ----------
TOTAL INTEREST EXPENSE                                                      $    1,429   $    1,188     $    1,429    $    1,188

NET INTEREST INCOME                                                              1,827        1,594          1,827         1,594
Provision for loan losses                                                          135          135            135           135
                                                                            ----------   ----------     ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         $    1,692   $    1,459     $    1,692    $    1,459

                                   Noninterest Income

Fees and service charges                                                           180          170            180           170
Net gain from sale of loans                                                        155          329            155           329
Other noninterest income                                                           103           79            103            79
                                                                            ----------   ----------     ----------    ----------
TOTAL NONINTEREST INCOME                                                    $      438   $      578     $      438    $      578

                                  Noninterest Expense


Salaries and employee benefits                                                   1,075        1,016          1,075         1,016
Occupancy/FF&E  expense                                                            172          159            172           159
Depreciation and amortization expense                                              116          112            116           112
Other operating expense                                                            541          428            541           428
                                                                            ----------   ----------     ----------    ----------
TOTAL NONINTEREST EXPENSE                                                   $    1,904   $    1,715     $    1,904    $    1,715

INCOME BEFORE TAXES                                                                226          321            226           321
Federal income tax expense                                                          76          114             76           114
                                                                            ----------   ----------     ----------    ----------
NET INCOME                                                                  $      150   $      208     $      150    $      208
                                                                            ==========   ==========     ==========    ==========

                                                                         Quarter Ended  Quarter Ended  Year-to-date    Year-to-date
                                                                              03/31/00       03/31/99      03/31/00        03/31/99
Weighted average shares outstanding (Note 7)                                 1,548,609      1,201,996     1,548,609       1,201,996
Basic earnings per share                                                         $0.10          $0.17         $0.10           $0.17
                                                                           -----------     ----------   -----------    ------------

Weighted average shares outstanding (Note 7)                                 1,548,609      1,201,996     1,548,609       1,201,996
Effect of dilutive securities                                                   57,104        257,320        57,104         257,320
Weighted average shares outstanding, adjusted for dilutive securities        1,605,713      1,459,316     1,605,713       1,459,316
Earnings per share assuming full dilution                                        $0.09          $0.14         $0.09           $0.14
                                                                           -----------     ----------   -----------    ------------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Year-to-date ended March 31, 2000 and 1999
                               ($ in thousands)

                                                                                                             Year-to-date
                                                                                                          2000           1999
Net income                                                                                            $    150       $    208
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                                135            135
  Depreciation and amortization                                                                            116            112
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                                            207             80
    Other assets                                                                                           204             88
    Accrued interest payable & other liabilities                                                           (25)          (119)
                                                                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             $    787       $    504

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                                           (867)        11,605
  Net (increase)/decrease in investment securities                                                      (1,925)        (3,396)
  Net (increase)/decrease in loans                                                                      (1,960)        (1,531)
  Net (increase)/decrease in loans held for sale                                                          (169)           354
  Purchase of premises and equipment net of gain or loss on asset disposal                                (186)           (30)
  Foreclosed real estate activity (net)                                                                    538              0
                                                                                                      --------       --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                                      $ (4,569)      $  7,002

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                                      543        (10,880)
  Net increase/(decrease) in securities sold under agreement to repurchase                                 382          1,174
  Net proceeds/(payments) from borrowed funds                                                               73           (192)
  Cash received from stock sales (net)                                                                   1,471             79
                                                                                                      --------       --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                                      $  2,469        ($9,819)

Net increase/(decrease) in cash and cash equivalents                                                   ($1,313)       ($2,314)
Cash and cash equivalents, beginning of year                                                          $  8,475       $  9,445
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                             $  7,162       $  7,131

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of March 31, 1999

                                                                                                         Accumulated
                                                                               Common       Retained   Comprehensive  Comprehensive
                                                                   Total        Stock       Earnings          Income         Income
Balance, December 31, 1997                                  $  9,460,222   $ 8,064,281   $ 1,234,762     $   161,179
 Net income 1998                                                 947,087                     947,087                    $   947,087
 Unrealized gains (losses)                                        82,562                                      82,562         82,562
 Comprehensive income                                                                                                   $ 1,029,649
 Stock issued for acquisition of mortgage subsidiary              66,780                      66,780
 Proceeds from sale of stock                                      81,944                      81,944
 Fractional shares, issued in cash                                (4,843)                     (4,843)
 Transfers                                                             0     1,558,199    (1,558,199)
                                                            ------------   -----------   -----------     -----------
Balance December 31, 1998                                   $ 10,633,752   $ 9,771,204   $   618,807     $   243,741
 Net income, 1999, year-to-date                                  207,643                     207,643                    $   207,643
 Unrealized gains (losses)                                      (227,145)                                   (227,145)      (227,145)
 Comprehensive income                                                                                                      ($19,502)
 Stock issued for acquisition of mortgage subsidiary                   0
 Proceeds from sale of stock                                      78,877        78,877
 Fractional shares, issued in cash                                     0
 Transfers                                                             0
                                                            ------------   -----------   -----------     -----------
Balance, end-of-quarter, March 31, 1999                     $ 10,693,127   $ 9,850,081   $   826,450     $    16,596
                                                            ============   ===========   ===========     ===========
Disclosure of 1999 reclassification amount:

Unrealized holding gains during period                         ($164,805)
Less reclassification adjustment for gains reported in net
 income                                                          (62,340)
                                                            ------------
Net unrealized gains on securities                             ($227,145)
                                                            ============


                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             As of March 31, 2000

                                                                                                         Accumulated
                                                                               Common       Retained   Comprehensive  Comprehensive
                                                                   Total        Stock       Earnings          Income         Income
      Balance, December 31, 1998                            $10,633,752    $ 9,771,204   $   618,807      $  243,741
      Net income 1999                                           916,547                      916,547                    $   916,547
      Unrealized gains (losses)                                (945,484)                                    (945,484)      (945,484)
      Comprehensive income                                                                                                 ($28,937)
      Stock issued for acquisition of mortgage subsidiary             0              0
      Proceeds from sale of stock                               541,104        541,104
      Fractional shares, issued in cash                               0
      Transfers                                                       0
                                                            -----------    -----------   -----------     -----------
      Balance December 31, 1999                             $11,145,919    $10,312,308   $ 1,535,354       ($701,743)
      Net income, 2000, year-to-date                            149,798                      149,798                    $   149,798
      Unrealized gains (losses)                                (107,067)                                    (107,067)      (107,067)
      Comprehensive income                                                                                              $    42,731
      Stock issued for acquisition of mortgage subsidiary             0
      Proceeds from sale of stock                             1,471,351                    1,471,351
      Fractional shares, issued in cash                               0
      Transfers                                                       0
                                                            -----------    -----------   -----------     -----------
      Balance, end-of-quarter, March 31, 2000               $12,660,001    $11,783,659   $ 1,685,152       ($808,810)
                                                            -----------    -----------   -----------     -----------
      Disclosure of 2000 reclassification amount:

      Unrealized holding gains during period                  ($107,067)
      Less reclassification adjustment for gains reported
        in net income                                                 0
                                                            ___________
      Net unrealized gains on securities                      ($107,067)
                                                            ===========

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
NOTE 1. Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, as well as the results of operations and changes in financial position for the three-month periods ended March 31, 2000 and March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 1999.

Certain reclassifications of March 31, 1999 balances have been made to conform with the March 31, 2000 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three-month period ending March 31, 1999 to reflect the effect of a two-for-one stock split effective for shareholders of record as of May 28, 1999.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 ($62,340 after adjustment for tax effect) are included in the operating results for the three-month period ending March 31, 1999. Carrying amount and fair values at March 31, 2000 and December 31, 1999 were as follows:

--------------------------------------------------------------------------------

                                                                           March 31, 2000        December 31, 1999

                                                                       Amortized       Fair    Amortized         Fair
                                                                            Cost      Value         Cost        Value
Securities available-for-sale:
  US Treasury securities                                                 $ 3,509    $ 3,451      $ 3,510      $ 3,451
  Obligations of federal government agencies                              23,123     22,196       20,987       20,168
  Mortgage backed securities                                               7,323      7,082        7,549        7,364
  Corporate debt obligations                                                   0          0            0            0
                                                                         -------    -------      -------      -------
TOTAL                                                                    $33,955    $32,729      $32,046      $30,983
                                                                         =======    =======      =======      =======

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions       $   525    $   525      $   526      $   527
                                                                         =======    =======      =======      =======

--------------------------------------------------------------------------------
NOTE 3. Loans

Loan detail by category as of March 31, 2000 and December 31, 1999 were as follows:

--------------------------------------------------------------------------------

                                                                   March 31   December 31
                                                                       2000          1999
Commercial loans                                                   $ 76,918      $ 72,379
Real estate loans                                                    23,989        25,802
Installment loans                                                     5,045         5,204
Consumer and other loans                                              4,126         4,736
                                                                   --------      --------
TOTAL LOANS                                                        $110,077      $108,121
                                                                   --------      --------
Allowance for loan losses                                            (1,606)       (1,480)
Deferred loan fees, net of deferred costs                              (297)         (291)
                                                                   --------      --------
NET LOANS                                                          $108,174      $106,350
                                                                   ========      ========

--------------------------------------------------------------------------------
NOTE 4. Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month periods ended March 31, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------

                                                                  Three Months Ended             Year-to-date
                                                                 12/31/00   12/31/99           2000      1999
Balance, beginning of period                                    $   1,480  $   1,184       $  1,480    $  1,184
Provision for loan losses                                             135        135            135         135
Loan Charge-offs                                                       11         13             11          13
Loan Recoveries                                                         1          2              1           2
                                                                ---------  ---------       --------    --------
Balance, end of period                                          $   1,606  $   1,308       $  1,606    $  1,308
                                                                =========  =========       ========    ========

--------------------------------------------------------------------------------
NOTE 5. Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on March 31, 2000 and $500,000 on December 31 and March 31, 1999. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,600,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $8,275,000 (5.0% of bank assets.) There were no balances outstanding on any of the lines on March 31, 2000 or on December 31 or March 31, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $8,275,000) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Approximately $4,000,000 was advanced against the long-term facility in late 1999 as a Year 2000 liquidity hedge; $3,000,000 was repaid subsequent to quarter-end (in April
2000) with the remaining $1,000,000 due later in the year. Long-term notes payable to the FHLB were $5,936,441 on March 31, 2000; $5,954,793 on December 31, 1999; and, $2,013,365 on March 31, 1999.

INB Mortgage Company has a line of credit with Inland Northwest Bank for the purpose of warehousing mortgage loans pending their pre-arranged sale to mortgage investors. Because of regulatory limitations regarding the amount of credit that can be extended by the bank to an affiliate, a portion of the line has been sold on a non-recourse basis to Baker-Boyer National Bank. Total amount of the line is $3,000,000 with Inland Norhtwest Bank retaining $1,000,000 of the committment and Baker-Boyer $2,000,000. Loans payable to Inland Northwest Bank have been eliminated from the consolidated statements, balances owing to Baker-Boyer National Bank were $720,553 on March 31, 2000; $529,658 on December 31, 1999; and, $756,839 on March 31, 1999.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 7. Subsequent Event

On April 18, 2000, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of June 1, 2000 - certificates will be issued on or before June 15, 2000. Earnings per share and weighted average shares outstanding for all periods presented have not been restated to reflect the effect of the stock dividend as it will occur subsequent to the end of the quarter.

--------------------------------------------------------------------------------

        Item 2. Management's Discussion and Analysis or Plan of Operation

        The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to
        Item 6(a)(3)(i) to Model B of Form 1-A.

Part II Other Information

        Item 2. Changes in Securities.

        During the first quarter of the 2000 fiscal year, the Registrant issued 363 shares of common stock to an employee, pursuant to the exercise of an employee stock option. The exercise price was $9.20 per share after adjustment of the stated exercise price of $12.25 per share for previously declared stock dividends and the stock split effective May 28, 1999. The Registrant also issued a total of 518 shares of common stock to the same employee at an average exercise price of $10.80 after adjustment of the average stated exercise price of $12.67. The employee had terminated her employment and had used stock appreciation rights to exercise options granted in 1995, 1996 and 1997. The same adjustments for stock dividends and the stock split were made.

        The Registrant also issued a total of 284,674 shares of common stock to twenty shareholders pursuant to the exercise of warrants granted on January 16, 1990. The exercise price was $5.12 per share. The number of shares subject to the warrants had been increased to reflect the declaration of stock dividends after the warrants were issued and the stock split effective May 28, 1999. The exercise price also was adjusted to correspond with the increase in shares.

        The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

        Item 6. Exhibits and Reports on Form 8-A

                (a)  Exhibits

                     Ex 27 Financial Data Schedule

                (b)  Reports on Form 8-K
                     Not applicable

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NORTHWEST BANCORPORATION, INC.

Date: May 12, 2000

                                     /s/ Christopher C. Jurey
                                By______________________________________________
                                  Christopher C. Jurey, Chief Financial Officer