Form 10QSB
period 2000-06-30
NORTHWEST BANCORPORATION INC
filed 2000-08-08
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

(      )   Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended _________________.

(   X  )   Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from 4/1/00 to 6/30/00.

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

The Registrant has a single class of common stock, of which there are 1,657,433 shares issued and outstanding as of June 30, 2000.

                               Table of Contents

                                                                                            Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - June 30, 2000
               and December 31, 1999..................................................        3

               Consolidated Statements of Income - Three Months and year-to-date
               Ended June 30, 2000 and 1999...........................................        4

               Consolidated Statements of Cash Flow - year-to-date ended
               June 30, 2000 and 1999.................................................        5

               Consolidated Statements of Stockholders' Equity as of
               June 30, 2000 and 1999.................................................        6

               Notes to Consolidated Financial Statements.............................        7

     Item 2.   Management's Discussion and Analysis or Plan of Operation..............        8

Part II        Other Information

     Item 2.   Changes in Securities..................................................        8

     Item 4.   Submission of Matters to a Vote of Security Holders....................        8

     Item 6.   Exhibits and Reports on Form 8-K.......................................        8

Signatures............................................................................        9

Part I  Financial Information
Item 1. Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2000 and December 31, 1999
($ in thousands)

                                                                                                      June 30        December 31
                                                                                                         2000               1999
Assets

Cash and due from banks                                                                       $         7,904         $    8,475
Federal funds sold                                                                                      3,961              7,333
Securities held-to-maturity (Note 2)                                                                      425                526
Securities available-for-sale (Note 2)                                                                 34,654             30,982
Federal Home Loan Bank stock, at cost                                                                     504                479
Loans, net of allowance for loan losses of $1,597 in 2000 and $1,480 in 1999 (Notes 3 & 4)            112,464            106,350
Loans held for sale                                                                                     1,960                981
Accrued interest receivable                                                                             1,176              1,092
Premises and equipment, net                                                                             2,785              2,788
Foreclosed real estate                                                                                    365                853
Other assets                                                                                            1,060              1,145
Goodwill, net of accumulated amortization of $30 in 2000 and $24 in 1999                                  168                174
TOTAL ASSETS                                                                                  $       167,426        $   161,178

Liabilities

Noninterest bearing demand deposits                                                           $        28,120         $   28,759
Money Market accounts                                                                                  32,137             31,363
NOW accounts                                                                                            6,668              4,900
Savings accounts                                                                                        4,542              3,590
Time Certificates of Deposit, $100,000 and over                                                        16,545             16,335
Time Certificates of Deposit, under $100,000                                                           43,998             39,183
TOTAL DEPOSITS                                                                                $       132,010        $   124,130

Securities sold under agreement to repurchase                                                          16,829             17,928
Borrowed funds, Federal Home Loan Bank (Note 5)                                                         2,924              5,955
Borrowed funds, other banks (Note 5)                                                                    1,597              1,030
Accrued interest payable and other liabilities                                                          1,074                990
TOTAL LIABILITIES                                                                             $        22,424         $   25,902

Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,657,433 on June 30, 2000 and 1,354,976 on December 31, 1999 (Note 6)                      $        12,842         $   10,312
Retained earnings                                                                                         887              1,535
Accumulated other comprehensive income, net of tax of ($417) for 2000 and ($362) for 1999                -737               -702
TOTAL STOCKHOLDERS' EQUITY                                                                    $        12,992         $   11,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $       167,426        $   161,178

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months and year-to-date ended June 30, 2000 and 1999
($ in thousands, except number of shares and per share information)

                                                                                Three Months Ended                  Year-to-date
                                                                             06/30/00        06/30/99            2000         1999
Interest Income

Interest and fees on loans                                            $         2,853      $    2,337   $       5,458      $   4,535
Interest on securities                                                            591             458           1,144            906
Interest on federal funds sold                                                     82              78             172            214
TOTAL INTEREST INCOME                                                 $         3,526      $    2,873   $       6,774      $   5,656

Interest Expense

Interest on deposits                                                  $         1,186      $      950   $       2,277      $   2,002
Interest on securities sold under agreement to repurchase                         255             114             471            209
Interest on borrowed funds                                                         84              40             198             81
TOTAL INTEREST EXPENSE                                                $         1,525      $    1,104   $       2,945      $   2,292

NET INTEREST INCOME                                                   $         2,001      $    1,769   $       3,829      $   3,363
Provision for loan losses                                                         135             135             270            270
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   $         1,866      $    1,634   $       3,559      $   3,093

Noninterest Income

Fees and service charges                                              $           207      $      173   $         387       $    343
Net gain from sale of loans                                                       193             260             348            589
Other noninterest income                                                           80              96             183            174
TOTAL NONINTEREST INCOME                                              $           480      $      529   $         918      $   1,106

Noninterest Expense

Salaries and employee benefits                                        $         1,224      $    1,026   $       2,299      $   2,042
Occupancy/FF&E  expense                                                           164             164             336            322
Depreciation and amortization expense                                             116             111             232            224
Other operating expense                                                           504             510           1,044            938
TOTAL NONINTEREST EXPENSE                                             $         2,007      $    1,810   $       3,911      $   3,526

INCOME BEFORE TAXES                                                   $           339      $      353   $         565       $    674
Federal income tax expense                                                        112             111             188            224
NET INCOME                                                            $           227      $      242   $         377       $    450

                                                                        Quarter Ended   Quarter Ended    Year-to-date   Year-to-date
                                                                             06/30/00        06/30/99        06/30/00       06/30/99

Weighted average shares outstanding (Note 6)                                1,601,957       1,277,740       1,575,283      1,268,157
Basic earnings per share                                              $          0.14      $     0.19   $        0.24      $    0.35

Weighted average shares outstanding (Note 6)                                1,601,957       1,277,740       1,575,283      1,268,157
Effect of dilutive securities                                                   3,143         272,963           3,143        276,585
Weighted average shares outstanding, adjusted for dilutive securities       1,605,100       1,550,703       1,578,426      1,544,742
Earnings per share assuming full dilution                             $          0.14      $     0.16   $        0.24      $    0.29

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Year-to-date ended June 30, 2000 and 1999
($ in thousands)

                                                                                                                   Year-to-date
                                                                                                               2000            1999
Net income                                                                                                $     377       $     450
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                                     270             270
  Depreciation and amortization                                                                                 232             224
  Increase/decrease in assets and liabilities:
    Accrued interest receivable                                                                                 -84             -13
    Other assets                                                                                                102             -10
    Accrued interest payable & other liabilities                                                                 84            -204
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                 $     981       $     717

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                                               3,372           7,089
  Net (increase)/decrease in investment securities                                                           -3,649             828
  Net (increase)/decrease in loans                                                                           -6,384          -4,814
  Net (increase)/decrease in loans held for sale                                                               -979           1,672
  Purchase of premises and equipment net of gain or loss on asset disposal                                     -222             -42
  Foreclosed real estate activity (net)                                                                         488            -264
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                                          $ (7,374)       $   4,469

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                                         7,880         -11,930
  Net increase/(decrease) in securities sold under agreement to repurchase                                   -1,099           5,779
  Net proceeds/(payments) from borrowed funds                                                                -2,463            -209
  Cash received from stock sales (net)                                                                        1,504             181
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                                          $   5,822       $  (6,179)

Net increase/(decrease) in cash and cash equivalents                                                      $    (571)      $    (993)
Cash and cash equivalents, beginning of year                                                                  8,475           9,445
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                                 $   7,904       $   8,452

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
In Actual Dollars
As of June 30, 1999

                                                                                                Accumulated
                                                                     Common       Retained    Comprehensive     Comprehensive
                                                        Total         Stock       Earnings           Income            Income
Balance, December 31, 1997                        $ 9,460,222    $8,064,281    $ 1,234,762       $  161,179
  Net income 1998                                     947,087                      947,087           82,562       $   947,087
  Unrealized gains (losses)                            82,562                                                          82,562
  Comprehensive income                                                                                            $ 1,029,649
  Stock issued for acquisition of mortgage
    subsidiary                                         66,780        66,780
  Proceeds from sale of stock                          81,944        81,944
  Fractional shares, issued in cash                    -4,843                       -4,843
  Transfers                                                 0     1,558,199     -1,558,199
                                                  -----------    ----------    -----------       ----------
Balance December 31, 1998                         $10,633,752    $9,771,204    $   618,807       $  243,741
  Net income, 1999, year-to-date                      449,635                      449,635                        $   449,635
  Unrealized gains (losses)                          -632,064                                      -632,064          -632,064
  Comprehensive income                                                                                            $  (182,429)
  Stock issued for acquisition of mortgage
    subsidiary                                              0
  Proceeds from sale of stock                         180,996       180,996
  Fractional shares, issued in cash                         0
  Transfers                                                 0
                                                  -----------    ----------    -----------       ----------
Balance, end-of-quarter, June 30, 1999            $10,632,319    $9,952,200    $ 1,068,442       $ (388,323)
                                                  -----------    ----------    -----------       ----------
Disclosure of 1999 reclassification amount:

Unrealized holding gains during period            $  (694,404)
Less reclassification adjustment for gains
  reported in net income                               62,340
                                                  -----------
Net unrealized gains on securities                $  (632,064)
                                                  -----------

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
In Actual Dollars
As of June 30, 2000

                                                                                                     Accumulated
                                                                            Common     Retained    Comprehensive  Comprehensive
                                                               Total         Stock     Earnings           Income         Income
Balance, December 31, 1998                               $10,633,752   $ 9,771,204  $   618,807       $  243,741
  Net income 1999                                            916,547                     916,547                    $  916,547
  Unrealized gains (losses)                                 (945,484)                                    (945,484)    (945,484)
  Comprehensive income                                                                                              $  (28,937)
  Stock issued for acquisition of mortgage subsidiary              0             0
  Proceeds from sale of stock                                541,104       541,104
  Fractional shares, issued in cash                                0
  Transfers                                                        0
                                                         -----------   ----------   -----------
Balance December 31, 1999                                $11,145,919   $10,312,308  $ 1,535,354     $  (701,743)
  Net income, 2000, year-to-date                             377,187                     377,187         (35,695)      377,187
  Unrealized gains (losses)                                  (35,695)                                                  (35,695)
  Comprehensive income                                                                                              $  341,492
  Stock issued for acquisition of mortgage subsidiary              0
  Proceeds from sale of stock                              1,503,851     1,503,851
  Fractional shares, issued in cash                                0
  Transfers                                                        0     1,026,025    1,026,025
                                                         -----------   -----------  -----------
Balance, end-of-quarter, June 30, 2000                   $12,991,262   $12,842,184  $   886,516     $  (737,438)
                                                         -----------   -----------  -----------

Disclosure of 2000 reclassification amount:

Unrealized holding gains during period                   $   (35,695)
Less reclassification adjustment for gains
  reported in net income                                           0
                                                         -----------
Net unrealized gains on securities                       $   (35,695)
                                                         -----------

Notes to Consolidated Financial Statements

NOTE 1.   Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2000, December 31, 1999 and June 30, 1999, as well as the results of operations and changes in financial position for the three-month periods ended June 30, 2000 and June 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 1999.

Certain reclassifications of June 30, 1999 balances have been made to conform with the June 30, 2000 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three-month and year to date periods ending June 30, 1999 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of June 1, 2000.

NOTE 2.   Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 ($62,340 after adjustment for tax effect) are included in the operating results for the three-month and year to date periods ending June 30, 1999. Carrying amount and fair values at June 30, 2000 and December 31, 1999 were as follows:

                                                                         June 30, 2000               December 31, 1999

                                                                           Amortized        Fair        Amortized      Fair
                                                                                Cost       Value             Cost     Value
Securities available-for-sale:
  US Treasury securities                                                  $  3,509     $  3,444         $   3,510    $ 3,451
  Obligations of federal government agencies                                24,128       23,238            20,987     20,168
  Mortgage backed securities                                                 8,134        7,972             7,549      7,364

TOTAL                                                                     $ 35,771     $ 34,654         $  32,046    $30,983

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions        $    425     $    424         $     526    $   527

NOTE 3.   Loans

Loan detail by category as of June 30, 2000 and December 31, 1999 is as follows:


                                               June 30   December 31
                                                  2000        1999

Commercial loans                              $ 81,868      $ 72,379
Real estate loans                               23,417        25,802
Installment loans                                4,598         5,204
Consumer and other loans                         4,475         4,736
TOTAL LOANS                                   $114,358      $108,121
Allowance for loan losses                       -1,597        -1,480
Deferred loan fees, net of deferred costs         -297          -291
NET LOANS                                     $112,464      $106,350

NOTE 4.   Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and year to date periods ended June 30, 2000 and 1999 were as follows:

                                     Three Months Ended         Year-to-date
                                   06/30/00     06/30/99       2000     1999

Balance, beginning of period       $   1,605    $  1,308    $ 1,480  $ 1,184
Provision for loan losses                135         135        270      270
Loan Charge-offs                         168         118        179      131
Loan Recoveries                           25           3         26        5
Balance, end of period             $   1,597    $  1,328    $ 1,597  $ 1,328

NOTE 5.   Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on June 30, 2000 and $500,000 on December 31 and June 30, 1999. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,600,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $8,290,950 (5.0% of bank assets.) There were no balances outstanding on any of the lines on June 30, 2000 or on December 31 or June 30, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $8,290,950) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Approximately $4,000,000 was advanced against the long-term facility in late 1999 as a Year 2000 liquidity hedge; $3,000,000 was repaid in April 2000, with the remaining $1,000,000 due later in the year. Long-term notes payable to the FHLB were $2,923,996 on June 30, 2000; $5,954,793 on December 31, 1999; and $1,996,225 on June 30, 1999.

INB Mortgage Company has a line of credit with Inland Northwest Bank for the purpose of warehousing mortgage loans pending their pre-arranged sale to mortgage investors. Because of regulatory limitations regarding the amount of credit that can be extended by the bank to an affiliate, a portion of the line has been sold on a non-recourse basis to Baker-Boyer National Bank. Total amount of the line is $3,000,000 with Inland Northwest Bank retaining $1,000,000 of the commitment and Baker-Boyer $2,000,000. Loans payable to Inland Northwest Bank have been eliminated from the consolidated statements, balances owing to Baker-Boyer National Bank were $1,197,328 on June 30, 2000; $529,658 on December 31, 1999; and, $49,080 on June 30, 1999.

NOTE 6.   Common Stock

On April 18, 2000, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of June 1, 2000. Earnings per share and weighted average shares outstanding for all periods presented have been restated to reflect the effect of the stock dividend.

NOTE 7.   Subsequent Events

On July 18, 2000, the Board of Directors authorized the merger of INB Mortgage Company ("INBMC") with and into Inland Northwest Bank ("Bank") with the Bank as the surviving company. A merger of the two subsidiaries was anticipated and discussed in the Company's Annual Report for the period ending December 31, 1999.

Merger of INBMC into the Bank will result in certain non-recurring, non-cash losses being realized during the last half of the year. Goodwill booked at the time of the acquisition of INBMC is currently carried on the books of the Company and totals $168 thousand. Management believes that there is significant value to retaining INBMC personnel in a department of the Bank and that the licenses and approvals that will be transferred to the Bank have meaningful value. The exact value of these intangibles is difficult to determine, however, and to comply with generally accepted accounting principles, the full remaining value of goodwill will be eliminated, for book purposes, prior to year end.

Other costs have not been fully identified at this time. The largest cost would result from the write-down of leasehold improvements at the current INBMC facilities. The Company will remain responsible for the INBMC lease at 711 East Third Avenue, Spokane, WA, expiring in September 2002. If the Company can sublease the facility for more than the $2,200 per month lease payment it is obligated to pay, some portion of the leasehold improvements could be supported by the excess rental and would not have to be written-off. Current book value of leasehold improvements is about $36 thousand. Other expenses will be nominal. In the Company's Annual Report for the period ending December 31, 1999, the Company estimated that total tax-adjusted cost would be between $202,000 and $284,000. The merger is expected to take place during August 2000.

Also subsequent to quarter-end, Inland Northwest Bank was notified by its landlord at its Appleway branch, located in a grocery store in Coeur d'Alene, Idaho, that the grocery store location would be closed by the end of August 2000. Management has determined that it will be necessary to close the Appleway branch in conjunction with closure of the grocery store. Closure of the branch will not have a negative effect on Bank profits.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II  Other Information

     Item 2.   Changes in Securities.

     A five-percent stock dividend was declared by the directors on April 18, 2000, effective June 1, 2000; 78,925 shares were issued and delivered on June 14, 2000. During the second quarter of the 2000 fiscal year, the Registrant issued 2,500 shares of common stock to non-employee directors pursuant to the Registrant's compensation plan for non-employee directors; this plan provides for the issuance of 200 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided completion of twelve months of service prior to the annual shareholder meeting.

     The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Registrant was held on Monday, May 15, 2000. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP as independent public accountants for the Company for the fiscal year ending December 31, 2000. 1,163,918 shares were voted in favor of the ratification with 4,850 shares being voted against or withheld, including abstentions and broker non-votes.

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

                                   NORTHWEST BANCORPORATION, INC.
Date: August 8, 2000


                               By  /s/ Christopher C. Jurey
                                   ---------------------------------------------
                                   Christopher C. Jurey, Chief Financial Officer