Form 10QSB
period 2000-09-30
NORTHWEST BANCORPORATION INC
filed 2000-11-13
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

( ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended _______________________________.

(X) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/00 to 9/30/00.


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

The Registrant has a single class of common stock, of which there are 1,657,433 shares issued and outstanding as of September 30, 2000.

                               Table of Contents

                                                                                        Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - September 30, 2000
               and December 31, 1999 .................................................     1

               Consolidated Statements of Income - Three Months and year-to-date
               Ended September 30, 2000 and 1999 .....................................     2

               Consolidated Statements of Cash Flow - year-to-date ended
               September 30, 2000 and 1999 ...........................................     3

               Consolidated Statements of Stockholders' Equity as of
               September 30, 2000 and 1999 ...........................................     4

               Notes to Consolidated Financial Statements ............................     5

     Item 2.   Management's Discussion and Analysis or Plan of Operation .............     9


Part II        Other Information

     Item 6.   Exhibits and Reports on Form 8-K ......................................     9

Signatures ...........................................................................     9

Part I  Financial Information
Item 1. Financial Statements

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CONDITION
                   September 30, 2000 and December 31, 1999
                               ($ in thousands)

                                                                                                  September 30        December 31
                                                                                                      2000                1999
                                                              Assets

Cash and due from banks                                                                             $  9,421            $  8,475
Federal funds sold                                                                                     4,305               7,333
Securities held-to-maturity (Note 2)                                                                     425                 526
Securities available-for-sale (Note 2)                                                                36,876              30,982
Federal Home Loan Bank stock, at cost                                                                    512                 479
Loans, net of allowance for loan losses of $1,647 in 2000 and $1,480 in 1999 (Notes 3 & 4)           115,744             106,350
Loans held for sale                                                                                    1,205                 981
Accrued interest receivable                                                                            1,022               1,092
Premises and equipment, net                                                                            2,698               2,788
Foreclosed real estate                                                                                   494                 853
Other assets                                                                                           1,309               1,145
Goodwill, net of accumulated amortization of $24 in 1999 (Note 7)                                          0                 174
                                                                                                    --------            --------
TOTAL ASSETS                                                                                        $174,011            $161,178
                                                                                                    --------            --------

                                                            Liabilities

Noninterest bearing demand deposits                                                                   28,079              28,759
Money Market accounts                                                                                 28,992              31,363
NOW accounts                                                                                           7,629               4,900
Savings accounts                                                                                       3,785               3,590
Time Certificates of Deposit, $100,000 and over                                                       18,051              16,335
Time Certificates of Deposit, under $100,000                                                          47,386              39,183
                                                                                                    --------            --------
TOTAL DEPOSITS                                                                                      $133,922            $124,130

Securities sold under agreement to repurchase                                                         22,141              17,928
Borrowed funds, Federal Home Loan Bank (Note 5)                                                        1,905               5,955
Borrowed funds, other banks (Note 5)                                                                   1,209               1,030
Accrued interest payable and other liabilities                                                         1,379                 990
                                                                                                    --------            --------
TOTAL LIABILITIES                                                                                   $ 26,634            $ 25,902

                                                       Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,657,433 on September 30, 2000 and 1,354,976 on December 31, 1999 (Note 6)                         12,842              10,312
Retained earnings                                                                                      1,001               1,535
Accumulated other comprehensive income, net of tax of ($200) for 2000 and ($362) for 1999               (388)               (702)
                                                                                                    --------            --------
TOTAL STOCKHOLDERS' EQUITY                                                                          $ 13,455            $ 11,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $174,011            $161,178
                                                                                                    --------            --------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        Three Months and year-to-date ended September 30, 2000 and 1999
      ($ in thousands, except number of shares and per share information)

                                                                      Three Months Ended                     Year-to-date
                                                                     09/30/00       09/30/99               2000           1999
                          Interest Income

Interest and fees on loans                                           $2,686          $2,331              $ 8,144         $6,866
Interest on securities                                                  612             457                1,756          1,363
Interest on federal funds sold                                          145             141                  317            356
                                                                     ------          ------              -------         ------
TOTAL INTEREST INCOME                                                $3,443          $2,930              $10,216         $8,585

                         Interest Expense

Interest on deposits                                                  1,401           1,001                3,678          3,003
Interest on securities sold under agreement to repurchase               292             169                  763            378
Interest on borrowed funds                                               68              41                  265            122
                                                                     ------          ------              -------         ------
TOTAL INTEREST EXPENSE                                               $1,761          $1,211              $ 4,706         $3,503

NET INTEREST INCOME                                                   1,682           1,719                5,510          5,082
Provision for loan losses                                               135             135                  405            405
                                                                     ------          ------              -------         ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  $1,547          $1,584              $ 5,105         $4,677

                        Noninterest Income

Fees and service charges                                                270             187                  657            530
Net gain from sale of loans                                             249             196                  597            785
Other noninterest income                                                 69             100                  251            275
                                                                     ------          ------              -------         ------
TOTAL NONINTEREST INCOME                                             $  588          $  484              $ 1,506         $1,590

                        Noninterest Expense

Salaries and employee benefits                                          995           1,010                3,294          3,051
Occupancy/FF&E  expense                                                 197             170                  533            493
Depreciation and amortization expense                                   279             109                  510            333
Other operating expense                                                 489             502                1,533          1,439
                                                                     ------          ------              -------         ------
TOTAL NONINTEREST EXPENSE                                            $1,960          $1,791               $5,870         $5,316

INCOME BEFORE TAXES                                                     176             277                  741            951
Federal income tax expense                                               61              96                  250            320
                                                                     ------          ------              -------         ------
NET INCOME                                                           $  114          $  181               $  491         $  630
                                                                     ------          ------              -------         ------
                                                              Quarter Ended   Quarter Ended         Year-to-date   Year-to-date
                                                                   09/30/00        09/30/99             09/30/00       09/30/99
Weighted average shares outstanding (Note 6)                      1,657,433       1,301,084            1,621,883      1,279,253
Basic earnings per share                                              $0.07           $0.14                $0.30          $0.49
                                                                      -----           -----                -----          -----

Weighted average shares outstanding (Note 6)                      1,657,433       1,301,084            1,621,883      1,279,253
Effect of dilutive securities                                         1,994         244,050                1,994        257,233
Weighted average shares outstanding, adjusted for dilutive
  securities                                                      1,659,427       1,545,134            1,623,877      1,536,486
Earnings per share assuming full dilution                             $0.07           $0.12                $0.30          $0.41
                                                                      -----           -----                -----          -----


                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                Year-to-date ended September 30, 2000 and 1999
                               ($ in thousands)

                                                                                                 Year-to-date
                                                                                            2000                1999
Net income                                                                              $    491            $    630
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                  405                 405
  Depreciation and amortization                                                              510                 333
  (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                                                               70                 136
    Other assets                                                                            (329)                (79)
    Accrued interest payable & other liabilities                                             389                  24
                                                                                        --------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $  1,536            $  1,449

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                            3,028               7,502
  Net (increase)/decrease in investment securities                                        (5,350)             (5,077)
  Net (increase)/decrease in loans                                                        (9,799)            (10,474)
  Net (increase)/decrease in loans held for sale                                            (224)                868
  Purchase of premises and equipment net of gain or loss on asset disposal                  (243)                (75)
  Foreclosed real estate activity (net)                                                      359                (218)
                                                                                        --------            --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                        $(12,229)           $ (7,474)

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                      9,792              (5,672)
  Net increase/(decrease) in securities sold under agreement to repurchase                 4,213               8,905
  Net proceeds/(payments) from borrowed funds                                             (3,870)                841
  Cash received from stock sales (net)                                                     1,504                 297
                                                                                        --------            --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                        $ 11,639            $  4,371

Net increase/(decrease) in cash and cash equivalents                                    $    946            $ (1,654)
Cash and cash equivalents, beginning of year                                            $  8,475            $  9,445
                                                                                        --------            --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                               $  9,421            $  7,791

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               In Actual Dollars
                           As of September 30, 1999

                                                                                                        Accumulated
                                                                               Common      Retained   Comprehensive   Comprehensive
                                                                  Total         Stock      Earnings          Income          Income
Balance, December 31, 1997                                  $ 9,460,222   $ 8,064,281   $ 1,234,762        $161,179
  Net income 1998                                               947,087                     947,087                      $  947,087
  Unrealized gains (losses) on available for sale
    securities                                                   82,562                                      82,562          82,562
                                                                                                                         ----------
  Comprehensive income                                                                                                   $1,029,649
  Stock issued for acquisition of mortgage subsidiary
    (Note 6)                                                     66,780        66,780
  Proceeds from sale of stock                                    81,944        81,944
  Fractional shares, issued in cash                              (4,843)                     (4,843)
  Transfers                                                           0     1,558,199    (1,558,199)
                                                            -----------    ----------   -----------      ----------
Balance December 31, 1998                                   $10,633,752   $ 9,771,204   $   618,807        $243,741
  Net income, 1999, year-to-date                                630,000                     630,000                     $  630,000
  Unrealized gains (losses) on available for sale
    securities                                                 (600,168)                                   (600,168)      (600,168)
                                                                                                                         ----------
  Comprehensive income                                                                                                     $29,832
  Proceeds from sale of stock                                   297,270       297,270
  Transfers                                                           0
                                                            -----------   -----------   -----------      ----------
Balance, end-of-quarter, September 30, 1999                 $10,960,854   $10,068,474   $ 1,248,807      $ (356,427)
                                                            -----------   -----------   -----------      ----------

Disclosure of 1999 reclassification amount:

Unrealized holding gains during period                      $ (662,508)
Less reclassification adjustment for gains reported in
  net income                                                    62,340
                                                            ----------
Net unrealized gains on securities                          $ (600,168)
                                                            ----------

                NORTHWEST BANCORPORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               In Actual Dollars
                           As of September 30, 2000

                                                                                                        Accumulated
                                                                               Common      Retained   Comprehensive   Comprehensive
                                                                 Total          Stock      Earnings          Income          Income
Balance, December 31, 1998                                 $10,633,752    $ 9,771,204   $   618,807       $ 243,741
  Net income 1999                                              916,547                      916,547                      $  916,547
  Unrealized gains (losses) on available for sale
    securities                                                (945,484)                                    (945,484)       (945,484)
                                                                                                                         ----------
  Comprehensive income                                                                                                   $  (28,937)
  Proceeds from sale of stock                                  541,104        541,104
  Transfers                                                          0
                                                           -----------    -----------   -----------      ----------
Balance December 31, 1999                                  $11,145,919    $10,312,308   $ 1,535,354       $(701,743)
  Net income, 2000, year-to-date                               491,349                      491,349                      $  491,349
  Unrealized gains (losses) on available for sale
    securities                                                 313,649                                      313,649         313,649
                                                                                                                         ----------
  Comprehensive income                                                                                                   $  804,998
  Proceeds from sale of stock                                1,503,851      1,503,851
  Transfers                                                          0      1,026,025    (1,026,025)
                                                           -----------    -----------   -----------      ----------
Balance, end-of-quarter, September 30, 2000                $13,454,768    $12,842,184   $ 1,000,678      $ (388,094)
                                                           -----------    -----------   -----------      ----------
Disclosure of 2000 reclassification amount:

Unrealized holding gains during period                     $   314,967
Less reclassification adjustment for losses reported
  in net                                                        (1,318)
                                                           -----------
Net unrealized gains on securities                         $   313,649
                                                           -----------

Notes to Consolidated Financial Statements

Note 1.     Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2000, December 31, 1999 and September 30, 1999, as well as the results of operations and changes in financial position for the three-month periods ended September 30, 2000 and September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 1999.

Certain reclassifications of September 30, 1999 balances have been made to conform with the September 30, 2000 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three-month and year to date periods ending September 30, 1999 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of June 1, 2000.


Note 2.     Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized gains of $94,455 ($62,340 after adjustment for tax effect) are included in the operating results for the nine-month year-to-date period ending September 30, 1999; and, a net realized loss of $1,997 ($1,318 after adjustment for tax effect) is included in the three-month and year to date periods ending September 30, 2000. Carrying amount and fair values at September 30, 2000 and December 31, 1999 were as follows:

                                                                           September 30, 2000               December 31, 1999
                                                                        Amortized            Fair       Amortized            Fair
                                                                             Cost           Value            Cost           Value
Securities available-for-sale:
  US Treasury securities                                                  $ 3,509         $ 3,511         $ 3,510         $ 3,451
  Obligations of federal government agencies                               26,124          25,589          20,987          20,168
  Mortgage backed securities                                                7,831           7,776           7,549           7,364
                                                                         --------        --------        --------        --------
TOTAL                                                                     $37,464         $36,876         $32,046         $30,983

Securities held-to-maturity:
  Obligations of states, municipalities and political subdivisions        $   425         $   427          $  526          $  527
                                                                         --------        --------        --------        --------

Note 3.     Loans

Loan detail by category as of September 30, 2000 and December 31, 1999 is as follows:

                                                                       September 30    December 31
                                                                           2000            1999
Commercial loans                                                         $ 87,971        $ 72,379
Real estate loans                                                          20,494          25,802
Installment loans                                                           4,871           5,204
Consumer and other loans                                                    4,374           4,736
                                                                         --------        --------
TOTAL LOANS                                                              $117,710        $108,121
                                                                         --------        --------
Allowance for loan losses                                                  (1,647)         (1,480)
Deferred loan fees, net of deferred costs                                    (319)           (291)
                                                                         --------        --------
NET LOANS                                                                $115,744        $106,350
                                                                         --------        --------


Note 4.     Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and year to date periods ended September 30, 2000 and 1999 were as follows:

                                                                            Three Months Ended                 Year-to-date
                                                                         09/30/00        09/30/99           2000            1999
Balance, beginning of period                                               $1,597          $1,328          $1,480          $1,184
Provision for loan losses                                                     135             135             405             405
Loan Charge-offs                                                               88              60             267             191
Loan Recoveries                                                                 3               1              29               6
                                                                         --------        --------        --------        --------
Balance, end of period                                                     $1,647          $1,404          $1,647          $1,404

Note 5.     Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on September 30, 2000 and $500,000 on December 31 and September 30, 1999. Proceeds were used to fund the purchase and capitalization of INB Mortgage Company.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,600,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $8,635,500 (5.0% of bank assets.) There were no balances outstanding on any of the lines on September 30, 2000 or on December 31 or September 30, 1999. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $8,635,500) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Approximately $4,000,000 was advanced against the long-term facility in late 1999 as a Year 2000 liquidity hedge; $3,000,000 was repaid in April 2000, with the remaining $1,000,000 repaid during the third-quarter 2000. Long-term notes payable to the FHLB were $1,905,006 on September 30, 2000; $5,954,793 on December 31, 1999; and, $2,996,225 on September 30, 1999.

INB Mortgage Company has been merged with and into Inland Northwest Bank subsequent to quarter-end (see Note 7.) Prior to the merger, Inland Northwest Bank provided INB Mortgage a line of credit for the purpose of warehousing mortgage loans pending their pre-arranged sale to mortgage investors. Because of regulatory limitations regarding the amount of credit that can be extended by the bank to an affiliate, a portion of the line was sold on a non-recourse basis to Baker-Boyer National Bank. Total amount of the line was $3,000,000 with Inland Northwest Bank retaining $1,000,000 of the commitment and Baker-Boyer $2,000,000. Loans payable to Inland Northwest Bank have been eliminated from the consolidated statements; balances owing to Baker-Boyer National Bank were $808,989 on September 30, 2000; $529,658 on December 31, 1999; and, $473,452 on
September 30, 1999.

Note 6.     Common Stock

On April 18, 2000, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of June 1, 2000. Earnings per share and weighted average shares outstanding for all periods presented have been restated to reflect the stock dividend.


Note 7.     Subsequent Events

On July 18, 2000, the Board of Directors authorized the merger of lNB Mortgage Company ("INBMC") with and into Inland Northwest Bank ("Bank") with the Bank as the surviving company. A merger of the two subsidiaries was anticipated and discussed in the Company's Annual Report for the period ending December 31, 1999.

Merger of INBMC into the Bank resulted in certain non-recurring, non-cash losses being realized during the third-quarter 2000. Goodwill booked at the time of the acquisition of INBMC was carried on the books of the Company and totaled $167,621 on June 30, 2000. Management believes that there is significant value to retaining INBMC personnel in a department of the Bank and that the licenses and approvals transferred to the Bank have meaningful value. The exact value of these intangibles is difficult to determine, however, and to comply with generally accepted accounting principles, the full remaining value of goodwill was eliminated, for book purposes, as a charge to earnings during the three-month period ending September 30, 2000. The actual effective date of the merger was October 23, 2000.

Other costs associated with the merger have not been fully identified at this time; however, they will be nominal. The remaining asset subject to adjustment is leasehold improvements at the former INBMC facilities. The Company remains responsible for the INBMC lease at 711 East Third Avenue, Spokane, WA, which expires in September 2002. If, prior to year-end, the Company can sublease the facility for more than the $2,200 per month lease payment it is obligated to pay, some portion of the leasehold improvements could be supported by the excess rental and would not have to be written-off. If the Company is unable to sublease the facility prior to year-end, or the sublease does not support the book value of leasehold improvements, the current book value of leasehold improvements of $33,727 will be written-off, in part or in full, during the fourth-quarter.

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

                         NORTHWEST BANCORPORATION, INC.

Date: November 13, 2000

                         By   /s/ Christopher C. Jurey
                           -------------------------------------------------
                              Christopher C. Jurey, Chief Financial Officer