Form 10KSB
period 2000-12-31
NORTHWEST BANCORPORATION INC
filed 2001-03-30
CIK 893467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from_________to_________

                        Commission file number 000-24151

                               ----------------

                         NORTHWEST BANCORPORATION, INC.
                 (Name of small business issuer in its charter)

                 Washington                                      91-1574174
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

              421 W. Riverside,                                  99201-0403
  (Address of principal executive offices)                       (Zip Code)

                   (Issuer's telephone number) (509) 456-8888
          Securities to be registered under Section 12(b) of the Act:

                               ----------------

                              Title of each class

                                      None

                   Name of each exchange on which registered

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, No Par Value Per Share
                                (Title of Class)

                               ----------------

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year: $15,717,089.

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $18,224,426. Based on average bid/ask price as of March 19, 2001.

  (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,656,766

                      DOCUMENTS INCORPORATED BY REFERENCE

  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

  Transitional Small Business Disclosure Format (check one): Yes [X] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                                (ALTERNATIVE 2)

                        ITEM 1. DESCRIPTION OF BUSINESS

Business Development By Issuer and Subsidiaries

  Northwest Bancorporation, Inc. ("the Company"), formerly known as Inland Northwest Bancorporation, Inc., was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the "Bank") by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company pursuant to a Plan of Exchange dated March 23, 1993, as amended April 1, 1993, between the Company and the Bank. The Bank has been a wholly owned subsidiary of the Company since that date. The Bank had commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. During 1995, it transferred its corporate domicile and state bank charter to Idaho in order to implement branching activity in that state. During 1997, it re-transferred its corporate domicile and state bank charter to Washington; it continues to have authorization to establish and operate branch facilities in Idaho.

  On February 27, 1998, the Company established a second subsidiary through the acquisition of all the outstanding common stock of Hege Company, Inc., a Washington corporation engaged in business as a non-supervised mortgage loan correspondent, in exchange for 4,770 shares of common stock of the Company. The shares were considered to have an agreed market value of $14 per share (adjusted for the stock split on May 28, 1999) for total consideration of $66,780; the purchase price also included an additional cash payment of $145,554. In connection with the acquisition, the subsidiary's name was changed to INB Mortgage Company ("INB Mortgage"). In October 2000 INB Mortgage was merged with and into the Bank, with the mortgage origination function continuing as a department of the Bank.

General

  The Company. During the period June 10, 1993 through December 31, 2000, the Company's assets and revenues have increased because of the growth of the Bank. Although the Company's management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the parent company of the Bank. Expenses associated with any new business activity initially would need to be funded through dividends received by the Company from the Bank. Consequently, the Company would not be able to engage in any new business activity if the associated costs and expenses would require the payment of a dividend from the Bank that would adversely affect the ability of the Bank to conduct its business.

  The primary asset of the Company is the common stock of the Bank. The Bank's operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank's operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

  The Bank. The Bank's principal office and main branch is located in the downtown business core of Spokane, Washington, and it has eight other branches located in the Spokane, Washington, Coeur d'Alene, Idaho and Post Falls, Idaho areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Banks' deposits and loans are generated in Spokane County, Washington, with a population of approximately 417,939 and Kootenai County, Idaho, with a population of approximately 108,685; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2000. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products and an increasing number of call center operations in the market area. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The market area is considered strong and stable.

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

  (4)  Guaranteed or subsidized loan programs; and

  (5)  National credit card (Visa, Mastercard, etc.).

  Other services that the Bank offers include cash management services, investment services, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, PC banking, and automatic drafts and transfers to and from various accounts.

  INB Mortgage. In October 2000 the Company merged its mortgage-lending subsidiary, INB Mortgage, with and into its banking subsidiary, with the Bank as the surviving company. A merger of the two subsidiaries was anticipated and discussed in the Company's Annual Report on Form 10-KSB filed March 30, 2000.

  Merger of INB Mortgage into the Bank resulted in certain non-recurring, non-cash losses being realized during the third-quarter 2000. Goodwill booked at the time of the acquisition of INB Mortgage was carried on the books of the Company and totaled $167,621 on June 30, 2000. Management believes that there is significant value to retaining INB Mortgage personnel in a department of the Bank and that the licenses and approvals transferred to the Bank have meaningful value. The exact value of these intangibles is difficult to determine, however, and to comply with generally accepted accounting principles, the full remaining value of goodwill was eliminated, for book purposes, as a charge to earnings during the three-month period ending September 30, 2000. The actual effective date of the merger was October 23, 2000.

  As a department of the Bank, the mortgage loan origination operation is subject to significantly lower break-even requirements than as an independent company. Additionally, with the mortgage department part of a much larger organization, management of the Bank is better able to adjust resources and expenses in response to changes in the mortgage market and the volume of business generated.

  The mortgage department is housed in four Bank branches and the Bank has retained all previous correspondent relationships originally in place with INB Mortgage, as well as internal underwriting authority. The mortgage department offers virtually all mortgage products available in the market, specializing in Conventional, FHA & VA home loans for purchase or refinance of 1-4 family residential living units. All loans produced, as well as loan servicing rights, are sold to third-party investors.

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

  At present, there are 14 other local, independent community-based banks operating in the Bank's primary market area which offer services similar to, and which are in direct competition with, the Bank. One of these community-based competitors is of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

  Based on industry information there are 16 commercial banks, savings banks and savings and loan associations in Spokane County, Washington, having a total of 107 locations and an estimated total of $3,399 million in deposits as of June 30, 2000, the most recent date for which information is readily available. Based on the same information there are 11 commercial banks, savings banks and savings and loan associations in Kootenai County, Idaho having a total of 34 locations and an estimated total of $905 million in deposits.

  The Bank also faces numerous non-bank competitors, which have some or all of the competitive advantages enjoyed by branch offices of larger, out-of-area institutions and may have further competitive advantages because they are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Bank.

Regulation

  General. Bank holding companies and banks are extensively regulated under both federal and state law. The following information describes certain aspects of regulations applicable to the Company and its subsidiary, but does not purport to be complete and is qualified in its entirety by reference to the particular provisions of these regulations. In addition, federal and state regulations are subject to future changes that may have significant impact on the way in which bank holding companies and their subsidiaries (including banks) may conduct business. The likelihood and potential effects of such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, savings banks, thrift institutions and non-banking companies, including insurance companies, securities brokerage firms, mutual funds, investment banks and major retailers. Recent legislation also has broadened the regulatory powers of the federal banking agencies in a number of areas.

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

  Effect of Other Legislation. The Gramm-Leach-Bliley (GLB) Financial Modernization Act, effective March 11, 2000, authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate's products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act (CRA) performance are specified. The Company meets the standard to be considered "well-capitalized" and the Bank has a "Satisfactory" CRA rating, meeting the requirements contained in the Act. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

  GLB contains provisions related to Bank customer's rights to financial privacy and requires that financial institutions implement policies and procedures that control the use and reuse of customer and consumer non-public information. The Bank is on schedule to meet the July 1, 2001 deadline for the establishment of its policies and procedures and plans an initial notification to its customers of their rights by March 31, 2001. GLB requires notification to new customers, as they open their accounts, and to all customers annually.

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

  As a qualified FHA Direct Endorsement lender, the Bank is governed by the regulations established by the Department of Housing and Urban Development
(HUD) and is subject to their audit criteria and quality control requirements. Additionally, depending upon the type of mortgage loan originated and the investor to whom the loan is sold, the Bank is subject to rules and requirements established by various federal and state agencies and housing authorities, as well as investment and quality criteria established by individual investor institutions.

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

  FDIC Assessments. The deposits of the Banks are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. In 1996, legislation was enacted that provides that the Financing Corporation ("FICO") bond repayment obligations would be shared by institutions insured by the BIF and the Savings Association Insurance Fund ("SAIF"). For the years 1997 through 1999, BIF-assessable deposits were assessed at a FICO premium rate of 1/5 of the rate imposed on SAIF-assessable deposits. In 2000 the differential between BIF and SAIF was eliminated and BIF insured institutions began paying premiums at the same rate as SAIF insured institutions. The annual rate during 2000 was 2.12 basis points for the first quarter, 2.08 for the second quarter, 2.06 for the third quarter and 2.02 for the fourth quarter.

  Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "adequately capitalized" are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in "The Company and the Bank--Risk-Based Capital Requirements" below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well-capitalized" are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2000, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as "well capitalized", with ratios of 8.34%, 10.87% and 12.22%, respectively.

  Federal Home Loan Bank. The Bank is a member of the Federal Home Loan Bank of Seattle (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB's policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2000, the Bank held stock in the FHLB in the amount of $520,400.

  The Company and the Bank. As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

  Risk-Based Capital Requirements. Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.0%. At least half of the total capital must be "Tier 1" capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" capital includes, among other items, partial recognition of increases in the market value of qualifying equity securities, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

  Community Reinvestment. Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, a bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2000 the Bank was rated "Satisfactory" with respect to CRA.

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

Employees

  The Bank employed 112 employees, representing 97 full time equivalent positions as of December 31, 2000; the Company, separate from the Bank, does not have any compensated employees.

Summary Performance Information

  Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

  The Bank has experienced growth in total assets of 8.4% and 5.8% for the fiscal years ended December 31, 2000 and 1999, respectively. Net loan growth was 11.5% and 16.3% for these same periods. Also for these same periods, loan losses net of recoveries were $395,450 and $244,114, respectively. The Bank continues to provide for anticipated future losses through increases in the allowance for loan loss reserve which was at $1,624,758 or 1.36% of outstanding loans, on December 31, 2000 and $1,480,208, or 1.37% of outstanding loans, on December 31, 1999. For information on the Bank's capital ratios as of December 31, 2000, see "Regulation-- The Bank--Prompt Corrective Action" and "Regulation--The Company and the Bank--Risk-Based Capital Requirements" above.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

               AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES
                             (Dollars in Thousands)

                                     2000                         1999
                          ---------------------------- ----------------------------
                                              Average                      Average
                                    Interest   Yield             Interest   Yield
                          Average   Income/   Earned/  Average   Income/   Earned/
                          Balance   Expense  Rate Paid Balance   Expense  Rate Paid
                          --------  -------- --------- --------  -------- ---------
        ASSETS:
        -------
Investment Securities:
 Taxable Investments....  $ 34,978  $ 2,385    6.82%   $ 28,868  $ 1,876    6.50%
 Nontaxable
  Investments...........       450       21    4.67%        634       28    4.42%
                          --------  -------    -----   --------  -------    -----
 Total Investment
  Securities............  $ 35,428  $ 2,406    6.79%   $ 29,502  $ 1,904    6.45%

Interest-bearing
 Deposits with Banks....  $    163  $     4    2.45%   $    248  $     5    2.02%
Fed Funds Sold..........     6,338      393    6.20%      9,280      467    5.03%
                          --------  -------    -----   --------  -------    -----
 Total Investments......  $ 41,929  $ 2,803    6.69%   $ 39,030  $ 2,376    6.09%

Real Estate Loans.......  $ 22,841  $ 2,183    9.56%   $ 23,634  $ 2,144    9.07%
Consumer Loans..........     7,929      742    9.36%      8,487      743    8.75%
VISA/MC.................     1,219      112    9.19%      1,093      101    9.24%
Commercial Loans........    81,579    7,318    8.97%     66,058    5,633    8.53%
                          --------  -------    -----   --------  -------    -----
 Total Loans............  $113,568  $10,355    9.12%   $ 99,272  $ 8,621    8.68%
                          --------  -------    -----   --------  -------    -----
 Total Earning Assets...  $155,497  $13,158    8.46%   $138,302  $10,997    7.95%
Less Reserve for
 Possible Loan Losses...  $ (1,603)                    $ (1,353)
Cash and Due from
 Banks..................  $  7,723                     $  7,407
Other Non-earning
 Assets.................     5,486                        4,726
                          --------                     --------
 Total Assets...........  $167,103                     $149,082
                          ========                     ========

    LIABILITIES AND
  STOCKHOLDER'S EQUITY
  ---------------------
NOW Accounts............  $  6,317  $   131    2.07%   $  6,001  $    94    1.57%
Money Market Accounts...    30,585    1,319    4.31%     29,231    1,088    3.72%
Savings Accounts........     3,697       83    2.25%      3,423       78    2.28%
Other Time Deposits.....    60,868    3,604    5.92%     53,975    2,826    5.24%
                          --------  -------    -----   --------  -------    -----
 Total Interest-bearing
  Deposits..............  $101,467  $ 5,137    5.06%   $ 92,630  $ 4,086    4.41%
Securities Sold Under
 Repurchase
 Agreements/Borrowed
 Funds..................    23,120    1,296    5.61%     15,709      757    4.82%
                          --------  -------    -----   --------  -------    -----
 Total Interest-bearing
  Liabilities...........  $124,587  $ 6,433    5.16%   $108,339  $ 4,843    4.47%
Demand Deposits.........  $ 28,498                     $ 28,824
Other Liabilities.......       534                        1,189
Stockholder's Equity....    13,484                       10,730
                          --------                     --------
 Total Liabilities and
  Stockholder's Equity..  $167,103                     $149,082
                          ========                     ========

Net Interest Income.....  $  6,725                     $  6,154
Net Average Yield on
 Interest-earning
 Assets.................      4.32%                        4.45%

COMMENTS
1. There were no out-of-period adjustments.
2. Loan fees are not included in interest income.
3. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yeild.
4. The Bank was not involved in any foreign activities.

                                                                              Difference
                                                                              in income  Change in Net change
                                                                               on 1999    income    in income
                                                           Change in            volume    due to   due to rate
                                                           income due           due to   change in     and
                                                     1999  to change  Change     rate    rate and    volume
                            2000    1999   Variance  Rate  in volume  in rate   change    volume     changes
                          -------- ------- --------  ----- ---------- ------- ---------- --------- -----------
                                                           ($ in thousands)
         ASSETS
         ------
Loans...................  $113,568 $99,272 $14,296   8.68%   $1,241    0.43 %    $431       $62      $1,734
Securities..............  $ 35,428 $29,502 $ 5,926   6.45%   $  382    0.34 %    $100        20         502
Fed Funds Sold/Interest
 Bearing Bank Balances..  $  6,501 $ 9,528 $(3,027)  4.95%   $ (150)   1.15 %    $110       (35)        (75)
                                           -------
                                           $17,195
                                           =======
Net Change in Income on
 Total Earning Assets...                                                                             $2,161
                                                                                                     ======

      LIABILITIES
      -----------
NOW Accounts............  $  6,317 $ 6,001 $   316   1.57%   $    5    0.51 %    $ 30       $ 2      $   37
Money Market Accounts...    30,585  29,231   1,354   3.72%       50    0.59 %     173         8         231
Savings Accounts........     3,697   3,423     274   2.28%        6   (0.03)%      (1)        0           5
Time Deposits...........    60,868  53,975   6,893   5.24%      361    0.69 %     370        47         778
Securities Sold under
 Repurchase Agreements..    23,120  15,709   7,411   4.82%      357    0.79 %     124        58         539
                                                                                                     ------
Net Change in Expense on
 Total Interest Bearing
 Deposits...............                                                                             $1,590
                                                                                                     ------
Net Increase in Net
 Interest Income........                                                                             $  571
                                                                                                     ======

II.  INVESTMENT PORTFOLIO.

 Securities

  The book & market values of the major classifications of investment securities were as follows ($ in thousands):

                                            December 31, 2000 December 31, 1999
                                            ----------------- -----------------
                                            Amortized  Fair   Amortized  Fair
                                              Cost     Value    Cost     Value
                                            --------- ------- --------- -------
   Securities available-for-sale:
     US Treasury securities...............   $ 2,509  $ 2,556  $ 3,510  $ 3,451
     Obligations of federal government
      agencies............................    28,128   28,263   20,987   20,168
     Mortgage backed securities...........     8,528    8,636    7,549    7,364
                                             -------  -------  -------  -------
       Total..............................   $39,165  $39,455  $32,046  $30,983
                                             =======  =======  =======  =======
   Securities held-to-maturity:
     Obligations of states, municipalities
      and political subdivisions..........   $   225  $   228  $   526  $   527
                                             =======  =======  =======  =======

 Analysis of Investment Securities

  The following table sets forth the maturities of investment securities at December 31, 2000 ($ in thousands, held to maturity securities are reported at amortized cost, available for sale securities are reported at market value):

                                            After             After
                                            1 yr.             5 yr.
                                             but               but
                          Within  Weighted  Within  Weighted  Within  Weighted  After   Weighted
                          1 yr.   Average   5 yr.   Average   10 yr.  Average   10 yr.  Average
                         Maturity  Yield   Maturity  Yield   Maturity  Yield   Maturity  Yield    Total
                         -------- -------- -------- -------- -------- -------- -------- -------- -------
U.S. Treasury...........  $1,502   6.38%   $     0    n/a    $ 1,054   6.13%    $    0    n/a    $ 2,556
U.S. Government
 Agencies...............     999   5.72%    17,141   6.53%     9,091   6.66%     9,668   7.23%   $36,899
State and Political
 Subdivisions...........       0    n/a        225   6.49%         0    n/a          0    n/a    $   225
                          ------   -----   -------   -----   -------   -----    ------   -----   -------
Total by Maturity and
 Yield..................  $2,501   6.11%   $17,366   6.53%   $10,145   6.61%    $9,668   7.23%   $39,680
                          ======   =====   =======   =====   =======   =====    ======   =====   =======

  Comment 1. Yields have been adjusted on tax-exempt investments to determine a tax-equivalent yield.

  With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholder's equity.

III.  LOAN PORTFOLIO.

  The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
     Commercial loans....................................... $ 91,398  $ 72,378
     Real estate loans......................................   19,416    25,802
     Installment loans......................................    5,132     4,342
     Consumer and other loans...............................    4,462     5,599
                                                             --------  --------
       Total Loans.......................................... $120,408  $108,121
                                                             --------  --------
     Allowance for loan losses..............................   (1,625)   (1,480)
     Deferred loan fees, net of deferred costs..............     (340)     (291)
                                                             --------  --------
       Net Loans............................................ $118,443  $106,350
                                                             ========  ========

  The following table shows the amounts and maturity analysis of commercial, real estate and other loans outstanding as of December 31, 2000 ($ in thousands):

                                                 Maturing
                             -------------------------------------------------
                                          After 1 yr. But
                             Within 1 yr.  Within 5 Yr.   After 5 yr.
                               Maturity      Maturity      Maturity    Total
                             ------------ --------------- ----------- --------
     Commercial.............   $32,121        $13,091       $53,078   $ 98,290
     Real Estate Loans......     2,113          1,214         2,361      5,688
     Installment............     4,179          3,162         5,069     12,410
     Consumer and Other.....     3,905              0           115      4,020
                               -------        -------       -------   --------
                               $42,318        $17,467       $60,623   $120,408
                               =======        =======       =======   ========

   Loans maturing after one
    year with:

     Fixed Rates............                  $11,042       $12,714
     Variable Rates.........                    6,424        47,909
                                              -------       -------
       Totals...............                  $17,467       $60,623
                                              =======       =======

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

                                                               2000     1999
                                                             -------- --------
                                                             ($ in thousands)
   Loans accounted for on a nonaccrual basis................ $    543 $    952
   Loans contractually past due ninety days or more as to
    interest or principal................................... $     77 $    362
   Gross interest income which would have been recorded
    under original terms.................................... $     68 $     71
   Gross interest income recorded during the period......... $     18 $     38

C.2. As of the end of the most recent reported period, 12/31/2000, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.  SUMARY OF LOAN LOSS EXPERIENCE.

  The following table provides an analysis of net losses by loan type for the past two years:

                                                            December 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                          ($ in thousands)
   Total loans net of deferred fees at end of period....  $120,068   $107,830
   YTD average net loans................................   113,568     99,272
   Balance of allowance for possible loan losses at
    beginning of period.................................     1,480      1,184
   Loan charge-offs:
     Commercial.........................................       277         95
     Real Estate........................................        66         89
     Installment........................................        90         71
                                                          --------   --------
       Total Charge-offs................................       433        255
   Recoveries of loans previously charged-off:
     Commercial.........................................        29          0
     Real Estate........................................         7          0
     Installment........................................         2         11
                                                          --------   --------
       Total Recoveries.................................        38         11
                                                          --------   --------
   Net Charge-offs......................................       395        244
   Provision charged to expense.........................       540        540
                                                          --------   --------
   Balance of allowance for possible loan losses at end
    of period...........................................     1,625      1,480
                                                          ========   ========
   Ratio of net charge-offs during period to average
   loan outstanding.....................................     (0.35)%    (0.25)%

  Breakdown of Allowance for Loan Losses ($ in thousands):

                                                       December 31,
                                             ---------------------------------
                                                   2000             1999
                                             ---------------- ----------------
                                                      % of             % of
                                                    Allowance        Allowance
                                                    to Total         to Total
                                             Amount Allowance Amount Allowance
                                             ------ --------- ------ ---------
   Risk Category 1 (Excellent).............. $    1    0.06%  $    1    0.07%
   Risk Category 2 (Good)...................      6    0.37%       9    0.61%
   Risk Category 3 (Pass)
     Commercial.............................    376   23.14%     351   23.72%
     Consumer...............................     65    4.00%      64    4.32%
   Risk Category 4 (Pass/Monitor)...........    136    8.37%     154   10.41%
   Risk Category 5 (Watch)..................      *                *
   Risk Category 6 (Substandard)............      *                *
   Risk Category 7 (Doubtful)...............      *                *
   SBA Loans Sold (Retained Portion)........     51    3.14%      54    3.65%
   Bankcard Loans...........................     70    4.31%      60    4.05%
   Specifically Identified Potential
    Loss *..................................    280   17.23%     474   32.03%
   Commitments to Lend under Lines of
    Credit..................................    265   16.31%     122    8.24%
   Supplementary Allowance Not Specifically
    Allocated...............................    375   23.08%     191   12.91%
                                             ------  -------  ------  -------
                                             $1,625  100.00%  $1,480  100.00%
                                             ======  =======  ======  =======

--------
* Risk category 5,6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5, 6 & 7 are reported as "Specifically Identified Potential Loss."

V.  DEPOSITS

  The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

                                                     Years Ended December 31,
                                                   ----------------------------
                                                        2000          1999
                                                   -------------- -------------
                                                    Amount  Rate  Amount  Rate
                                                   -------- ----- ------- -----
     Non-interest Bearing Demand Deposits......... $ 28,498   n/a $28,824   n/a
                                                   -------- ----- ------- -----
     Interest Bearing Deposits:
       NOW Accounts...............................    6,317 2.07%   6,001 1.57%
       Money Market Accounts......................   30,585 4.31%  29,231 3.72%
       Savings Accounts...........................    3,697 2.25%   3,423 2.28%
       Time Deposits..............................   60,868 5.92%  53,975 5.24%
                                                   -------- ----- ------- -----
     Total Interest Bearing Deposits.............. $101,467 5.06% $92,630 4.41%
                                                   ======== ===== ======= =====

  Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
     3 Months or Less.......................................... $ 5,078 $ 8,429
     Over 3 through 6 Months...................................   7,406   1,862
     Over 6 through 12 Months..................................   4,585   5,295
     Over 1 year through 5 years...............................   1,040     749
     Over 5 years..............................................       0       0
                                                                ------- -------
                                                                $18,109 $16,335
                                                                ======= =======

VI.  RETURN ON EQUITY AND ASSETS

  Ratios for the two-year periods ended December 31, 2000 and December 31, 1999 are as follows:

     Ratio:                                                          2000  1999
     ------                                                          ----- -----
     Return on Average Assets....................................... 0.57% 0.64%
     Return on Average Equity....................................... 7.02% 8.83%
     Equity to Average Assets....................................... 8.07% 7.20%
     Dividend Payout Ratio.......................................... 0.00% 0.00%

VII.  SHORT-TERM BORROWINGS.

  As of the most recent reporting period, 12/31/2000, the Company has not borrowed any funds on short-term basis.

Rate Shock

  Periodically, the Bank commissions an analysis of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank's equity. The analyses are generally performed by the Independent Community Banker's Association quarterly, and the Seattle Branch of the Federal Home Loan Bank annually.

  The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of between +400 basis points and -400 basis points (+4% to - 4%) as applied to all earning assets and interest bearing liabilities.

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

  Presented below are the results of the analysis performed on financial information as of December 31, 2000. Generally, our analyses have been supportive of Bank management's desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. The analysis performed December 31, 2000 was somewhat higher than previous years, at nine-plus percent change. There is currently no specific discipline that applies to change in economic value of equity; however, it has been management's recent thought to allow a little more volatility in net interest income in order to achieve less volatility in economic value of equity.

                     NET INTEREST INCOME AND MARKET VALUE
                              Summary Performance
                               December 31, 2000
                               ($ in thousands)

                   Net Interest Income       Economic Value of Equity
               ---------------------------- ----------------------------
   Projected             $ Change  % Change           $ Change  % Change
   Interest    Estimated   From      From   Estimated   From      From
   Scenario      Value     Base      Base     Value     Base      Base
   ---------   --------- --------  -------- --------- --------  --------
     +400       $8,206   $ 1,269    18.29%   $10,945  $(4,632)  -29.74%
     +200        7,568   $   631     9.10%    13,130  $(2,447)  -15.71%
     Base        6,937   $     0     0.00%    15,577  $     0     0.00%
     -200        6,270   $  (667)   -9.62%    17,437  $ 1,860    11.94%
     -400        5,524   $(1,413)  -20.37%    18,896  $ 3,319    21.31%

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

Assessment of Year 2000 Issues

  As noted in its 10-KSB filing of March 30, 2000, the Company, and its subsidiaries, did not experience any internal equipment or software issues related to Y2K considerations. Certain "critical" dates remained as concerns to the banking industry and its regulators in the year 2000. For example, October 10, 2000 was the first date that included two digits in the month-field, two digits in the day-field and two or four digits in the year-field. December 31, 2000 was the 366th day of the year, testing appropriate programming for the leap year. The Company did not experience any problems related to those, or other, dates; and, it appears that Y2K concerns are now behind us.

ITEM 2. DESCRIPTION OF PROPERTY

  Prior to 2000, the Company did not own or lease any real property and did not own any personal property other than the shares of common stock of its subsidiaries. As a consequence of the merger of INB Mortgage and the Bank, the Company did assume the remaining lease obligation of INB Mortgage for its facilities located on Third Avenue in Spokane, Washington, as well as the remaining unamortized book value of leasehold improvements at two former INB Mortgage Company sites. If the Company were to pay monthly rental on the Third Avenue site through the expiration of the lease, it would be obligated for payments of about $52 thousand. The Company is attempting to sublease the facility, or to find a substitute lessee qualified to enter into a new lease with the landlord, relieving the Company of further obligation. It is the Company's best estimate that it will have negotiated a termination of the lease before the end of the second quarter and that total lease expense to the Company will be about $20 thousand. A nominal amount of leasehold improvements, about $15 thousand, will likely be written-off in the first quarter. For its other business, the Company utilizes the premises and equipment of the Bank.

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

  The Bank leases a total of five other branches situated inside retail grocery stores. Four branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch). The remaining branch in leased facilities is located in Post Falls, Idaho (the Post Falls branch.)

  The Bank leases one additional office situated in the same retail grocery store as its Spokane Valley branch. The office formerly housed the Spokane Valley branch, which was relocated to more spacious quarters in 1999, and currently houses four employees of the Bank's mortgage department.

  In addition to the one owned location, the Bank has made significant improvements in the one ground-leased location and in the leasehold improvements in the seven leased locations. As of December 31, 2000, the total net book value of the Company's consolidated premises and equipment was $2,762,175.

Directors, Executive Officers and Significant Employees

 Directors

  The Board of Directors of the Company currently consists of fourteen members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one-third of the Board would be in its second year of service and another one-third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

  Dwight B. Aden, Jr.--Mr. Aden is 58 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. During the past five years, Mr. Aden has been a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington; he retired in 1997.

  Jimmie T.G. Coulson--Mr. Coulson is 67 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson's current term as director will expire the annual meeting of shareholders to be held in 2002. During the past five years,

Mr. Coulson has been the President and Chief Executive Officer of The Coeur d'Alene's Company, a steel service center and fabrication facility located in Spokane, Washington.

  Harlan D. Douglass--Mr. Douglass is 63 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass' current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2002. Mr. Douglass' primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

  Freeman B. Duncan--Mr. Duncan is 54 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. Mr. Duncan is an attorney specializing in real estate matters.

  Donald A. Ellingsen, M.D.--Dr. Ellingsen is 64 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. Dr. Ellingsen is retired; for the five years prior to his retirement, he was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

  Clark H. Gemmill--Mr. Gemmill is 58. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill's current term as a director will expire at the annual meeting of shareholders held in 2001. During the past five years, he has been a Vice President with Paine Webber (successor in interest to Kidder, Peabody Inc.), a financial investment firm with a branch office in Spokane, Washington.

  Randall L. Fewel--Mr. Fewel is 52. He has been a director of the Bank since May 16, 2000 and a director of the Company since May 15, 2000. Mr. Fewel's current term as a director will expire at the annual meeting of shareholders to be held in 2003. Mr. Fewel joined the Bank as a Vice President and Senior Loan Officer in March 1994. He currently is an Executive Vice President and Chief Operating Officer.

  Bryan S. Norby--Mr. Norby is 43. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby's current term as a director will expire at the annual meeting of the Shareholders to be held in 2003. Mr. Norby is a certified public accountant and is Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

  Richard H. Peterson--Mr. Peterson is 66 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson's current term as a director will expire at the annual meeting of the shareholders to be held in 2003. During the past five years, Mr. Peterson was the President and Chief Executive Officer of Peterson & Company, an independent investment securities firm in Spokane, Washington until 1994 and is now a vice president of First Union Securities at its branch in Spokane.

  Hubert F. Randall--Mr. Randall is 72. He has been a director of the Bank since its incorporation on May 26, 1989 and has been a director of the Company since March 30, 1992. Mr. Randall's current term as a director will expire at the annual meeting of the shareholders to be held in 2003. Mr. Randall retired as the Executive Vice President and Chief Executive Officer of Kim Hotstart Manufacturing Company, Inc., a Spokane company specializing in the design and manufacture of heating systems for industrial engines, during July 1990.

  Phillip L. Sandberg--Mr. Sandberg is 68 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg's current term as a director will expire at the annual meeting of shareholders held in 2001. Mr. Sandberg is retired; for the five years prior to his retirement, he was the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

  Frederick M. Schunter--Mr. Schunter is 64; he is a director, President and Chief Executive Officer of the Bank. He has fulfilled those capacities with the Bank since its incorporation on May 26, 1989 and he has been a director and President of the Company since December 10, 1991. Mr. Schunter's current term as a director will expire at the annual meeting of shareholders held in 2001.

  William E. Shelby--Mr. Shelby is 62 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Shelby's current term as a director will expire at the annual meeting of shareholders held in 2001. Mr. Shelby is employed as the Vice President of Store Development for U.R.M. Stores, Inc.

  James R. Walker--Mr. Walker is 67 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker's current term as a director will expire at the annual meeting of the shareholders held in 2001. Mr. Walker was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm, from 1968 until his retirement in 1995.

 Officers

  In addition to Mr. Schunter and Mr. Fewel, the executive officers of the Company and its subsidiary are:

  Christopher C. Jurey--Mr. Jurey is 51 and has been an officer of the Bank since 1991. Prior to that time, Mr. Jurey was a Commercial Loan Officer. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

  Ronald M. Bower--Mr. Bower is 58 and joined the Bank in January 2000. Prior to that time, Mr. Bower was Senior Vice President and Manager of Credit Risk Management for Eastern Washington and Northern Idaho for a regional financial institution with offices in Spokane. He currently is Executive Vice President and Chief Credit Officer of the Bank.

  Holly A. Austin--Ms. Austin is 30 and is an officer of the Bank and Secretary of the Company. She has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Vice President and Cashier of the Bank.

  There are no family relationships among these directors and executive officers.

ITEM 4. REMUNERATION OF DIRECTORS AND OFFICERS

  The following table sets forth information as to remuneration received by the four highest paid employees or officers of the Bank in the 2000 fiscal year. No officer or director of the Company has received any other remuneration or indirect financial benefit to date.

                                                                                   Aggregate annual
      Name of individual                    Capacities in which                      remuneration
     or identity of group                remuneration was received               for last fiscal year
     --------------------                -------------------------               --------------------
     Frederick M. Schunter  President and Chief Executive Officer                    $169,203.67(1)
     Randall L. Fewel       Executive Vice President and Chief Operating Officer      115,860.39
     Christopher C. Jurey   Executive Vice President and Chief Financial Officer      100,300.05
     James M. Abrahamson    Senior Vice President and Commercial Loan Officer         100,813.59

--------
(1) Does not include benefits under a retirement plan for Mr. Schunter, which is further described below. The net post-retirement cost recognized for this plan in fiscal year 2000 was $35,400.

  Directors of the Bank (excluding the Chairman, Mr. Schunter and Mr. Fewel) received an attendance fee in the amount of $200 per meeting and $100 per committee meeting. The Chairman receives a $400 attendance fee per meeting. Director/employees are not compensated for meeting attendance. Each director other than the Board Chairman, Mr. Schunter and Mr. Fewel also received 200 shares of Common Stock of the Company as additional compensation. The Board Chairman received 300 share of Common Stock of the Company as additional compensation. No other compensation arrangement has been established for the directors of the Company as yet. The aggregate annual remuneration of executive and corporate officers and directors of the Bank as a group was $620,253 for fiscal year 2000.

  The Bank and Frederick M. Schunter entered into an Employment Agreement dated January 1, 1991. This employment agreement has been amended, effective January 1, 1994. The employment term has been changed to a continuous period until such time as the Bank notifies the employee that the Bank will establish an employment term of three years commencing with the date of receipt of the notice by the employee. At that time, the Bank also has the right to terminate the employee without cause. The agreement provides that the directors will set the Fixed Salary each year. The amended agreement also contains a covenant not to compete providing, essentially, that the employee may not compete with the Bank during a term of employment or for a period of three years following a voluntary termination of employment; if there has been a change in control, as defined by that agreement, then the covenant not to compete will be for a period of two years. Mr. Schunter's Fixed Salary for the fiscal year 2001 is $157,500.

  The Bank has entered into employment agreements with Mr. Fewel, Mr. Jurey, Mr. Bower and Ms. Austin; these employment agreements provide for a continuous employment term until such time as the Bank notifies the employee that the Bank will establish an employment term of one (1) year commencing with the date of receipt of notice by the employee. For the fiscal year 2001, the Fixed Salary for Randall L. Fewel is $106,172, for Christopher C. Jurey is $101,346, for Ronald M. Bower is $91,800, and for Holly A. Austin is $71,176.

  The Bank has purchased and maintains a term life insurance policy for the benefit of the Chief Executive Officer during the employment term in the aggregate amount of $250,000. The Bank is the owner and beneficiary of life insurance policies on Mr. Schunter with a total face value of $226,274 and cash surrender value of $151,665 and $126,395 at December 31, 2000 and 1999, respectively.

  Mr. Schunter also has an unfunded retirement plan which vests in full at retirement. The plan provides for monthly payments to the executive upon his retirement or termination of employment and, alternatively, to his designated beneficiary in the event of his death, for a period of fifteen years following retirement at age 65. At December 31, 2000 and 1999, $205,564 and $170,164,
respectively, had been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age. The net post-retirement benefit cost recognized was $35,400 during the years ended December 31, 2000 and 1999.

  Both the Bank and the Company are and will be highly dependent upon the services of Mr. Schunter, Mr. Fewel, Mr. Jurey, Mr. Bower and Ms. Austin. Other than the Employment Agreements described herein, neither the Bank nor the Company have any specific arrangement with these individuals to assure that they will remain with the Bank or the Company and not compete upon termination of their employment.

Security Ownership of Management and Certain Security Holders

  This information has been provided for the four highest paid officers of the Bank. The Company does not have any compensated officers.

                    Name and Address of                        Percent of Class
     Title of Class Owner                     Amount Owned (as of February 28, 2001)
     -------------- -------------------       ------------ ------------------------
     Common Stock   F. M. Schunter
                    421 W. Riverside, Suite
                    113
                    Spokane, WA 99201-0403       69,736              4.20%

     Common Stock   Christopher C. Jurey
                    421 W. Riverside, Suite
                    113
                    Spokane, WA 99201-0403       13,667               .82

     Common Stock   Randall L. Fewel
                    421 W. Riverside, Suite
                    113
                    Spokane, WA 99201-0403        4,634               .28

     Common Stock   James Abrahamson
                    421 W. Riverside, Suite
                    113
                    Spokane, WA 99201-0403        5,964               .36

  Officers and directors as a group own of record, to the knowledge of the Company, 485,568 shares of common stock of the Company, representing 29.26% of the outstanding shares of common stock. No shareholder presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company.

                          Title and Amount of
                       Securities Called for by                           Date Exercisable (if      Expiration
   Name of Holder     Options, Warrants or Rights Effective Exercise(1) not currently vested)(2)      Date(3)
   --------------     --------------------------- --------------------- ------------------------ -----------------
F.M. Schunter                option--2795                  8.77                                  January 1, 2005
                             option--2541                  9.84                                  January 2, 2001
                             option--2541                  9.84                                  December 16, 2006
                             option--2310                 11.26                                  December 15, 2007
                             option--3150                 15.24                                  December 14, 2008
                             option--3150                 15.24                                  December 20, 2009

Christopher C. Jurey         option--1398                  8.77                                  January 1, 2005
                             option--1271                  9.84                                  January 2, 2001
                             option--1271                  9.84                                  December 16, 2006
                             option--1155                 11.26                                  December 15, 2007
                             option--2100                 15.24                                  December 14, 2008
                             option--2100                 15.24                                  December 20, 2009
                             option--2000                 10.00                                  December 18, 2010

Randall L. Fewel             option--1398                  8.77                                  January 1, 2005
                             option--1271                  9.84                                  January 2, 2001
                             option--1271                  9.84                                  December 16, 2006
                             option--1155                 11.26                                  December 15, 2007
                             option--2100                 15.24                                  December 14, 2008
                             option--2100                 15.24                                  December 20, 2009
                             option--3000                 10.00                                  December 18, 2010

James Abrahamson             option--1155                 11.26                                  December 15, 2007
                             option--2100                 15.24                                  December 14, 2008
                             option--2100                 15.24                                  December 20, 2009
                             option--2000                 10.00                                  December 18, 2010

--------
(1) The number of shares subject to the option have been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2) The options granted to the above persons expiring December 16, 2006, December 15, 2007, December 14, 2008, December 20, 2009, and December 18, 2010 respectively, are subject to a vesting schedule of 20% per year after the first year.

(3) The options expiring on January 2, 2001 were exercised by Christopher C. Jurey and Randall F. Fewel and are included in the total shares owned which is displayed in the previous table. The options for F.M. Schunter expiring on January 2, 2001 were not exercised and expired.

Interest of Management and Others in Certain Transactions

  The Bank has had, and may be expected to have in the future, deposits and loans in the ordinary course of business with directors, officers, their immediate families and affiliated companies in which they are principal shareholders, all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable banking transactions with others. The loan balance of any one related party is not material. The aggregate loan balances with related parties at December 31, 2000, was $3,788,126. Unused commitments were $2,834,847.

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

                                                    (adjusted for May 1999 two-
                                                    for-one stock split and May
                                                      2000 5% stock dividend)
                                                    ---------------------------
                                                        2000          1999
                                                    ------------- -------------
                                                     High   Low    High   Low
                                                    ------ ------ ------ ------
   January 1 - March 31............................ $14.29 $12.38 $15.71 $15.24
   April 1 - June 30............................... $13.00 $12.00 $15.71 $15.24
   July 1 - September 30........................... $12.00 $10.00 $15.24 $15.24
   October 1 - December 31......................... $11.00 $ 8.00 $15.24 $15.24

  The Company declared a 5% stock dividend, payable June 14, 2000, to holders of record June 1, 2000; 78,925 shares were issued on June 14, 2000. A two-for-one stock split was effective on May 28, 1999.

  The above quotations also do not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used. To the best knowledge of the Company, the price per share paid in actual transactions during the quarter ended December 31, 2000 was $10.00.

Holders

  As of December 31, 2000, there were approximately 451 holders of record of the Company's common stock, including shares held, to the best knowledge of the Company, by non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of record holders.

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

  The principal source of the Company's revenue and cash flow is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends or otherwise make distributions or supply funds to the Company. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the bank subsidiary's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holder during the fourth quarter of the 2000 fiscal year.

ITEM 5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Based on the Company's review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been timely complied with in 2000.

ITEM 6. REPORTS ON FORM 8-K

  No reports were filed on Form 8-K during the last quarter of the fiscal year 2000.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
             INDEPENDENT AUDITOR'S REPORT and FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report...............................................  24

Consolidated Financial Statements

  Consolidated Statement of Financial Condition............................  25

  Consolidated Statement of Income.........................................  26

  Consolidated Statement of Changes in Stockholders' Equity................  27

  Consolidated Statement of Cash Flows.....................................  28

  Notes to Consolidated Financial Statements...............................  30

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Northwest Bancorporation, Inc.
 and subsidiary
Spokane, Washington

  We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Spokane, Washington
January 19, 2001

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                  ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------
Cash and due from banks.............................  $  8,643,770 $  8,474,571
Federal funds sold..................................       699,000    7,333,000
Securities available for sale.......................    39,454,896   30,982,163
Securities held to maturity.........................       225,000      525,657
Federal Home Loan Bank stock, at cost...............       520,400      479,400
Loans receivable, net of allowance for loan losses
 2000 $1,624,758; 1999 $1,480,208...................   118,442,664  106,349,900
Loans held for sale.................................       628,682      980,675
Premises and equipment..............................     2,792,969    2,788,020
Accrued interest receivable.........................     1,336,382    1,091,831
Foreclosed real estate and other repossessed
 assets.............................................       468,101      853,444
Other assets........................................       528,806    1,144,819
Goodwill, net of accumulated amortization of 2000 $-
 0-; 1999 $24,261...................................           --       174,237
                                                      ------------ ------------
    Total assets....................................  $173,740,670 $161,177,717
                                                      ============ ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Deposits............................................  $138,886,129 $124,129,846
Securities sold under agreements to repurchase......    17,580,815   17,927,655
Accrued interest and other liabilities..............     1,052,312      989,846
Borrowed funds......................................     1,885,622    6,984,451
                                                      ------------ ------------
    Total liabilities...............................   159,404,878  150,031,798
                                                      ------------ ------------

Commitments and Contingencies (Note 10)

Stockholders' Equity:
  Common stock, no par value, authorized 5,000,000
   shares issued 1,656,766 and 1,354,976 shares
   outstanding......................................    12,836,358   10,312,307
  Retained earnings.................................     1,308,515    1,535,355
  Accumulated comprehensive income (loss)...........       190,919     (701,743)
                                                      ------------ ------------
    Total stockholders' equity......................    14,335,792   11,145,919
                                                      ------------ ------------
    Total liabilities and stockholders' equity......  $173,740,670 $161,177,717
                                                      ============ ============

                            See accompanying notes.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                                                       Year Ended December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Interest Income:
  Loans receivable, including fees.................... $10,990,993  $ 9,200,036
  Investment securities:
    U.S. Treasury securities..........................     200,764      228,038
    U.S. government agency securities.................   2,151,232    1,613,407
    Other securities..................................      57,488       67,407
  Federal funds sold..................................     393,020      466,879
                                                       -----------  -----------
      Total interest income...........................  13,793,497   11,575,767
                                                       -----------  -----------
Interest Expense:
  Deposits............................................   5,135,594    4,085,769
  Borrowed funds and repurchase agreements............   1,372,418      836,825
                                                       -----------  -----------
      Total interest expense..........................   6,508,012    4,922,594
                                                       -----------  -----------
      Net interest income.............................   7,285,485    6,653,173
Provision for loan losses.............................     540,000      540,000
                                                       -----------  -----------
      Net interest income after provision for loan
       losses.........................................   6,745,485    6,113,173
                                                       -----------  -----------
Noninterest Income:
  Service charges on deposits.........................     792,983      793,039
  Net gains from sale of loans........................     688,270      918,348
  Gain (loss) on sale of securities...................      (1,997)      94,455
  Other income........................................     444,336      391,511
                                                       -----------  -----------
                                                         1,923,592    2,197,353
                                                       -----------  -----------
Noninterest Expense:
  Salaries and employee benefits......................   4,252,042    3,988,403
  Occupancy expense...................................     624,881      536,476
  Equipment expense...................................     519,700      532,516
  Losses on foreclosed real estate....................      61,575       51,669
  Goodwill amortization...............................         --        14,336
  Impairment loss on goodwill.........................     174,237          --
  Other operating expenses............................   1,841,644    1,765,221
                                                       -----------  -----------
                                                         7,474,079    6,888,621
                                                       -----------  -----------
      Net income before federal income taxes..........   1,194,998    1,421,905
Federal income tax expense............................     395,813      505,357
      Net Income...................................... $   799,185  $   916,548
                                                       ===========  ===========
Basic earnings per share..............................       $0.49        $0.71
                                                             =====        =====
Diluted earnings per share assuming full dilution.....       $0.48        $0.58
                                                             =====        =====


                            See accompanying notes.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                               Accumulated
                           Shares of                  Common      Retained    Comprehensive Comprehensive
                          Common Stock    Total        Stock      Earnings       Income     Income/(Loss)
                          ------------ -----------  -----------  -----------  ------------- -------------
Balance, December 31,
 1998...................    1,251,020  $10,633,752  $ 9,771,204  $   618,807    $ 243,741
 Net income for 1999....                   916,548          --       916,548          --     $  916,548
 Exercise of 220 stock
  options...............          231        2,600        2,600          --           --
 Exercise of 95,912
  stock Warrants........      100,708      491,324      491,324          --           --
 Issuance of stock to
  directors, 2,400
  shares................        2,520       39,600       39,600          --           --
 Net change in
  unrealized losses on
  available for sale
  securities, net of
  taxes of $487,068.....                  (945,484)         --           --      (945,484)     (945,484)
 Exercise of 473 stock
  appreciation rights...          497        7,579        7,579          --           --
                           ----------  -----------  -----------  -----------    ---------    ----------
 Comprehensive loss.....                                                                     $  (28,936)
                                                                                             ==========
Balance, December 31,
 1999...................   $1,354,976  $11,145,919  $10,312,307  $ 1,535,355    $(701,743)
 Net income for 2000....                   799,185          --       799,185          --     $  799,185
 Repurchase of 751
  shares................         (751)      (5,825)      (5,825)         --           --
 Exercise of 284,674
  stock warrants........      298,991    1,458,271    1,458,271          --           --
 Issuance of stock to
  directors, 2,500
  shares................        2,625       32,500       32,500          --           --
 5% stock dividend
  78,925 shares of
  common stock (Note
  14)...................                       --     1,026,025   (1,026,025)         --
 Net change in
  unrealized gain on
  available for sale
  securities, net of
  taxes of $459,856.....                   892,662          --           --       892,662       892,662
 Exercise of 881 stock
  appreciation rights...          925       13,080       13,080          --           --
                           ----------  -----------  -----------  -----------    ---------    ----------
 Comprehensive income...                                                                     $1,691,847
                                                                                             ==========
Balance, December 31,
 2000...................    1,656,766  $14,335,792  $12,836,358  $ 1,308,515    $ 190,919
                           ==========  ===========  ===========  ===========    =========


                            See accompanying notes.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     Year Ended December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................... $    799,185  $    916,548
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation...................................      450,177       421,603
    Amortization...................................          --         14,336
    Impairment loss on goodwill....................      174,237
    Provision for loan losses......................      540,000       540,000
    Provision for losses on foreclosed real estate
     and other repossessed assets..................       38,523        38,499
    Accretion of securities discounts..............      (28,301)      (25,446)
    Amortization of securities premiums............        4,851        45,964
    Loss on disposal of assets.....................        2,381           --
    Net (gain) loss on sale of foreclosed real
     estate and other repossessed assets...........      (16,097)        1,313
    Stock dividends received.......................      (41,000)      (33,460)
    Issuance of stock appreciation rights..........       13,080         7,579
    Deferred income taxes..........................      (77,072)      (44,370)
    (Gain) loss on sale of securities..............        1,997       (94,455)
    Gain on sale of loans..........................     (688,270)     (918,348)
    Originations of loans held for sale............  (37,702,806)  (28,777,217)
    Proceeds from sales of loans held for sale.....   38,743,069    30,399,792
    Change in assets and liabilities:
      Accrued interest receivable..................     (244,551)     (160,143)
      Other assets.................................      233,229      (700,897)
  Accrued interest and other liabilities...........       62,466       609,992
    Net cash provided by operating activities......    2,265,098     2,241,290
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of FHLB stock...........................          --        (63,740)
  Net decrease in federal funds sold...............    6,634,000    11,340,900
  Securities available for sale:
    Proceeds from maturities or principal
     payments......................................    1,015,732     7,410,614
    Proceeds from sales............................      997,500     1,098,750
    Purchases......................................   (9,111,337)  (15,000,860)
  Securities held to maturity:
    Proceeds from maturities or principal
     payments......................................      300,000       290,000
  Purchases of premises and equipment..............     (462,811)     (154,560)
  Proceeds from sale of premises and equipment.....        5,304           --
  Proceeds from sale of foreclosed real estate and
   other repossessed assets........................      742,866       282,786
  Net increase in loans............................  (13,012,713)  (17,680,981)
                                                    ------------  ------------
  Net cash used by investing activities............  (12,891,459)  (12,477,091)
                                                    ------------  ------------

                            See accompanying notes.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

                                                       Year Ended December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits................  $14,756,283  $(4,545,644)
  Net increase (decrease) in securities sold under
   agreements to repurchase..........................     (346,840)   8,997,872
  Proceeds from issuance of capital stock............    1,490,771      533,524
  Repurchase of capital stock........................       (5,825)         --
  Proceeds from borrowed funds.......................          --     4,000,000
  Repayment of borrowed funds........................   (4,569,171)    (250,365)
  Net increase (decrease) in other borrowed funds....     (529,658)     529,658
                                                       -----------  -----------
    Net cash provided by financing activities........   10,795,560    9,265,045
                                                       -----------  -----------
    NET CHANGE IN CASH AND DUE FROM BANKS............      169,199     (970,756)
Cash and due from banks, beginning of year...........    8,474,571    9,445,327
                                                       -----------  -----------
Cash and due from banks, end of year.................  $ 8,643,770  $ 8,474,571
                                                       -----------  -----------


SUPPLEMENTAL CASH FLOWS INFORMATION
  Cash paid during the year for:
    Interest.........................................  $ 6,391,733  $ 4,915,791
                                                       -----------  -----------
    Income taxes.....................................  $   523,886  $   495,514
                                                       -----------  -----------


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
  Net change in unrealized gain (loss) on securities
   available for sale................................  $ 1,352,518  $(1,438,234)
                                                       -----------  -----------
  Acquisition of real estate in settlement of loans..  $   379,949  $   973,243
                                                       -----------  -----------


                            See accompanying notes.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of presentation and consolidation:

  The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Corporation) and its wholly-owned subsidiaries, Inland Northwest Bank (the Bank) and INB Mortgage Company (the Mortgage Company). The Mortgage Company's operations were merged with Inland Northwest Bank on October 31, 2000. The consolidated financial statements include the Mortgage Company's results of operations for the ten months ended October 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:

  The Bank is a state chartered commercial bank under the laws of the state of Washington, and provides banking services primarily throughout eastern Washington and northern Idaho. The Corporation and its subsidiary are subject to competition from other financial institutions, as well as nonfinancial intermediaries. The Corporation and its subsidiary are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 1. Summary of Significant Accounting Policies--(Continued)


Securities available for sale:

  Securities available for sale consist of bonds and notes not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

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

Loans:

  The Corporation grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout eastern Washington and northern Idaho. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses:

  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 1. Summary of Significant Accounting Policies--(Continued)


Allowance for loan losses (continued):

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

Premises and equipment:

  Land is carried at cost. Buildings, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets. Normal costs of maintenance and repairs are charged to expense as incurred.

Goodwill:

  Goodwill related to the purchase of INB Mortgage Company was originally amortized on a straight-line basis over 15 years. The remaining goodwill was considered completely impaired during 2000 due to the continuing losses incurred by INB Mortgage Company. All of the remaining goodwill of $174,237 was expensed and is shown on the income statement as "Impairment loss on goodwill."

Foreclosed real estate and other repossessed assets:

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

Income taxes:

  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 1. Summary of Significant Accounting Policies--(Continued)


Stock compensation plans:

  Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensations plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or the measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 14).

Earnings per share:

  Earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share assuming full dilution reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation related solely to outstanding stock options, and are determined using the treasury stock method (see Note 20).

Comprehensive income:

  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as separate components of the equity section of the balance sheet, such items, along with net income are components of comprehensive income.

  The componenets of other comprehensive income and related tax effects are as follows:

                                                      Years Ended December
                                                               31
                                                     -----------------------
                                                        2000        1999
                                                     ----------  -----------
   Unrealized holding gains (losses) on available
    for sale securities............................. $1,350,521  $(1,338,097)
   Reclassification adjustment for (gains) losses
    realized in income..............................      1,997      (94,455)
                                                     ----------  -----------
   Net unrealized gains.............................  1,352,518   (1,432,552)
   Tax effect.......................................   (459,856)     487,068
                                                     ----------  -----------
     Net of tax amount.............................. $  892,662  $  (945,484)
                                                     ==========  ===========

Recent accounting pronouncements:

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Corporation will implement

                        NORTHWEST BANCORPORATION, INC.

Note 1. Summary of Significant Accounting Policies--(Continued)

this statement effective January 1, 2001. The Corporation does not expect the statement will result in a material impact on its financial position or results of operations.

  SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000 and establishes the accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively and effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000.

Advertising costs:

  Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2000 and 1999, was $132,370 and $89,693, respectively.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 2. Investments in Securities

  Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 2000 and 1999, were as follows:

                                               December 31, 2000
                                 ----------------------------------------------
                                               Gross      Gross
                                  Amortized  Unrealized Unrealized
                                    Cost       Gains      Losses    Fair Value
                                 ----------- ---------- ----------  -----------
   Securities available for
    sale:
   U.S. government agency
    securities.................  $28,128,434  $238,269  $(103,480)  $28,263,223
   U.S. treasury securities....    2,509,052    46,573        --      2,555,625
   Mortgage backed securities..    8,528,141   137,955    (30,048)    8,636,048
                                 -----------  --------  ---------   -----------
                                 $39,165,627  $422,797  $(133,528)  $39,454,896
                                 ===========  ========  =========   ===========

                                             December 31, 1999
                               -----------------------------------------------
                                             Gross       Gross
                                Amortized  Unrealized Unrealized
                                  Cost       Gains      Losses     Fair Value
                               ----------- ---------- -----------  -----------
   Securities available for
    sale:
   U.S. government agency
    securities................ $20,987,239  $ 5,854   $  (824,594) $20,168,499
   U.S. treasury securities...   3,509,521    3,243       (62,753)   3,450,011
   Mortgage backed
    securities................   7,548,651    3,645      (188,643)   7,363,653
                               -----------  -------   -----------  -----------
                               $32,045,411  $12,742   $(1,075,990) $30,982,163
                               ===========  =======   ===========  ===========

                                                  December 31, 2000
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
   Securities held to maturity:
   State and municipal securities..... $225,000    $2,824      $--     $227,824
                                       ========    ======      ====    ========

                                                  December 31, 1999
                                       ----------------------------------------
                                                   Gross      Gross
                                       Amortized Unrealized Unrealized   Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- --------
   Securities held to maturity:
   State and municipal securities..... $525,657    $1,870     $(499)   $527,028
                                       ========    ======     =====    ========

  The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2000, are as follows:

                                     Held to Maturity    Available for Sale
                                    ------------------ -----------------------
                                    Amortized   Fair    Amortized
                                      Cost     Value      Cost     Fair Value
                                    --------- -------- ----------- -----------
   Due in one year or less......... $     --  $    --  $ 2,498,442 $ 2,501,015
   Due from one year to five
    years..........................   225,000  227,824  17,135,467  17,293,363
   Due from five to ten years......       --       --   10,008,937   9,992,780
   Due after ten years.............       --       --      994,640   1,031,690
   Mortgage backed securities......       --       --    8,528,141   8,636,048
                                    --------- -------- ----------- -----------
                                    $ 225,000 $227,824 $39,165,627 $39,454,896
                                    ========= ======== =========== ===========

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 2. Investments in Securities--(Continued)


  At December 31, 2000 and 1999, securities available for sale with an amortized cost of $26,937,317 and $22,327,997, respectively, were pledged to secure the Bank's performance of its obligations under repurchase agreements. The approximate market value of these securities was $27,177,549 and $21,615,116 at December 31, 2000 and 1999, respectively. Securities available for sale with an amortized cost of $3,074,618 and $3,207,893 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $3,048,594 and $3,068,288 at December 31, 2000 and 1999,
respectively. Securities available for sale with an amortized cost of $7,159,052 and $1,500,000 at December 31, 2000 and 1999, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $7,188,313 and $1,445,000 at December 31, 2000 and 1999, respectively.

  For the years ended December 31, 2000 and 1999, proceeds from sales of securities available for sale amounted to $997,500 and $1,098,750, respectively. Gross realized losses during 2000 amounted to $1,997. Gross realized gains during 1999 amounted to $94,455.

Note 3. Federal Home Loan Bank Stock

  Federal Home Loan Bank stock is a required investment of institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula and is carried at cost on the balance sheet.

Note 4. Loans Receivable and Allowance for Loan Losses

  The components of loans in the consolidated statement of financial condition were as follows:

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
     Commercial....................................  $ 91,397,470  $ 72,378,239
     Real estate...................................    19,415,669    25,801,594
     Installment...................................     5,131,668     4,342,005
     Consumer and other............................     4,462,406     5,599,134
                                                     ------------  ------------
                                                      120,407,213   108,120,972
     Allowance for loan losses.....................    (1,624,758)   (1,480,208)
     Net deferred loan fees........................      (339,791)     (290,864)
                                                     ------------  ------------
                                                     $118,442,664  $106,349,900
                                                     ============  ============

  An analysis of the change in the allowance for loan losses follows:

                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
     Balance, beginning of year....................  $  1,480,208  $  1,184,322
     Provision charged to operations...............       540,000       540,000
     Loans charged off, net of recoveries..........      (395,450)     (244,114)
                                                     ------------  ------------
     Balance, end of year..........................  $  1,624,758  $  1,480,208
                                                     ============  ============

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 4. Loans Receivable and Allowance for Loan Losses--(Continued)


  The loans fall into the following fixed and variable components:

                                                             December 31,
                                                       -------------------------
                                                           2000         1999
                                                       ------------ ------------
     Fixed rate loans................................. $ 32,736,560 $ 39,982,045
     Variable rate loans..............................   87,670,653   68,138,927
                                                       ------------ ------------
                                                       $120,407,213 $108,120,972
                                                       ============ ============

  Impairment of loans having recorded investments of $542,771 and $952,538 at December 31, 2000 and 1999, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $175,160 and $65,330 at December 31, 2000 and 1999, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999, was $825,438 and $1,244,591, respectively. Interest income on impaired loans of $18,215 and $37,943 was recognized for cash payments received in 2000 and 1999, respectively.

Note 5. Premises and Equipment

  Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2000 and 1999, were as follows:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
     Land............................................. $   269,204  $   269,204
     Construction in progress.........................       2,870          --
     Furniture, equipment, and building...............   3,056,977    2,841,256
     Leasehold improvements...........................   1,396,841    1,262,717
     Vault............................................      48,483       48,483
     Land improvements................................     313,098      313,096
                                                       -----------  -----------
       Total cost.....................................   5,087,473    4,734,756
     Accumulated depreciation.........................  (2,294,504)  (1,946,736)
                                                       -----------  -----------
       Net book value................................. $ 2,792,969  $ 2,788,020
                                                       ===========  ===========

  Depreciation expense was $450,177 and $421,603 for the years ended December 31, 2000 and 1999, respectively.

  The Bank leases its main office and eight of its nine branches under lease agreements that expire on various dates through 2017. The lease agreements have various renewal options.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 5. Premises and Equipment--(Continued)


  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000:

     Year ending
     December 31,
     ------------
      2001.......................................................... $  334,008
      2002..........................................................    285,578
      2003..........................................................    264,383
      2004..........................................................    268,964
      2005..........................................................    275,639
      Thereafter....................................................    935,963
                                                                     ----------
        Total minimum payments required............................. $2,364,535
                                                                     ==========

  Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2000 and 1999, were $384,834 and $339,963, respectively.

Note 6. Foreclosed Real Estate and Other Repossessed Assets

  An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

                                                               2000      1999
                                                             --------  --------
     Balance, beginning of year............................. $    --   $ 10,048
       Provision charged to income..........................   38,523    38,499
       Charge offs, net of recoveries.......................  (38,523)  (48,547)
                                                             --------  --------
     Balance, end of year................................... $    --   $    --
                                                             ========  ========

  Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2000 and 1999, are impairment losses of $38,523 and $38,499, respectively, on real estate and other repossessed assets held for sale, and $16,097 and ($1,313), respectively, of actual gains (losses) on sales of real estate.

Note 7. Deposits

  Major classifications of deposits at December 31, 2000 and 1999, were as follows:

                                                          2000         1999
                                                      ------------ ------------
     Demand deposits................................. $ 26,755,816 $ 28,599,410
     Money market....................................   32,874,482   31,362,643
     NOW accounts....................................   10,601,861    5,129,004
     Savings deposits................................    3,575,830    3,520,787
     Time deposits, $100,000 and over................   18,109,858   16,334,669
     Other time deposits.............................   46,968,282   39,183,333
                                                      ------------ ------------
                                                      $138,886,129 $124,129,846
                                                      ============ ============

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 7. Deposits--(Continued)


  Maturities for time deposits at December 31, 2000, are summarized as follows:

     Maturing one year or less..................................... $55,871,863
     Maturing one to five years....................................   9,191,431
     Maturing five to ten years....................................      14,846
                                                                    -----------
                                                                    $65,078,140
                                                                    ===========

Note 8. Borrowed Funds

  Borrowed funds at December 31 consisted of the following:

                                                            2000       1999
                                                         ---------- ----------
   Notes payable, FHLB advances maturing 2013, 6.15%
    fixed rate. Principal and interest payments vary
    month to month based on the terms of the debt
    agreement with the FHLB. At December 31, 2000, the
    payment was approximately $14,300..................  $1,611,778 $1,676,999
   Notes payable, FHLB advances maturing 2000, 6.17%
    fixed rate. Requires monthly interest payments and
    repayment of principal in full on April 21, 2000...         --   2,000,000
   Notes payable, FHLB advances maturing 2000, 5.95%
    fixed rate. Requires monthly interest payments and
    repayment of principal in full on September 22,
    2000...............................................         --   1,000,000
   Notes payable, FHLB advances maturing 2000, 5.98%
    fixed rate. Requires monthly interest payments and
    repayment of principal in full on April 28, 2000...         --   1,000,000
   Unsecured note payable with KeyBank, matures in five
    equal annual Payments of $100,000 plus accrued
    interest beginning on March 1, 2000, variable
    interest rate of prime minus 0.76%, was 7.74% at
    December 31, 1999..................................         --     500,000
   Notes payable, FHLB advances maturing 2028, 6.09%
    fixed rate. Principal and interest payments vary
    month to month based on the terms of the debt
    agreement with the FHLB. At December 31, 2000, the
    payment was approximately $670.....................     110,494    111,552
   Notes payable, FHLB advances maturing 2028, 6.28%
    fixed rate. Principal and interest payments vary
    month to month based on the terms of the debt
    agreement with the FHLB. At December 31, 2000, the
    payment was approximately $660.....................     107,005    107,960
   Notes payable, FHLB advances maturing 2027, 6.60%
    fixed rate. Principal and interest payments vary
    month to month based on the terms of the debt
    agreement with the FHLB. At December 31, 2000, the
    payment was approximately $491.....................      56,345     58,282
   Notes payable to Baker Boyer Bank, maturing June
    2000, prime rate, was 8.50%. Requires monthly
    interest payments on unpaid balance................         --     529,658
                                                         ---------- ----------
                                                         $1,885,622 $6,984,451
                                                         ========== ==========

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 8. Borrowed Funds--(Continued)


  The scheduled maturities of borrowed funds at December 31, 2000, are as follows:

     Years Ending                                    Weighted Average
     December 31,                                     Interest Rate     Amount
     ------------                                    ---------------- ----------
      2001..........................................      6.16%       $   81,648
      2002..........................................      6.16%           88,658
      2003..........................................      6.16%           96,287
      2004..........................................      6.16%          104,589
      2005 and after................................      6.17%        1,514,440
                                                                      ----------
                                                                      $1,885,622
                                                                      ==========

Note 9. Other Borrowed Funds

  Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2.

  Information concerning securities sold under agreements to repurchase at December 31, 2000, is summarized as follows:

       Average balance during the year............................. $19,520,255
                                                                    -----------
       Average interest rate during the year.......................        5.51%
                                                                    -----------
       Maximum month-end balance during the year................... $25,013,148
                                                                    ===========

Note 10. Commitments and Contingencies

  The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management's and legal counsel's opinion, would not be material to the financial condition of Northwest Bancorporation.

  The Bank has unsecured operating lines of credit with KeyBank of Washington for $2,600,000, maturing April 1, 2001, U.S. Bank for $1,500,000, maturing November 30, 2001, and Zions Bank for $1,500,000 which matures November 9, 2001. The Bank also has a line of credit with Federal Home Loan Bank for $16,581,900. This line is collateralized by all assets of the Bank. There were $1,885,622 and $5,954,793 of outstanding borrowing on the Federal Home Loan Bank operating line at December 31, 2000 and 1999, respectively.

  In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2000 and 1999, commitments under standby letters of credit were $84,160 and $112,660, firm loan commitments were $32,065,064 and $32,724,643, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

Note 11. Concentrations of Credit Risk

  The majority of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area, which is the eastern Washington and northern Idaho area. Substantially all

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 11. Concentrations of Credit Risk--(Continued)

such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers.

  The Bank places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk.

Note 12. Income Taxes

  The components of income tax expense are as follows:

                                                               2000      1999
                                                             --------  --------
     Current tax expense.................................... $472,885  $549,727
     Deferred tax expense...................................  (77,072)  (44,370)
                                                             --------  --------
       Federal income tax expense........................... $395,813  $505,357
                                                             ========  ========

  The components of the net deferred tax asset (liability) are as follows:

                                                               2000     1999
                                                             -------- --------
     Deferred tax assets:
       Allowance for loan losses............................ $464,667 $433,577
       Deferred compensation................................   71,947   59,557
       Net unrealized loss on securities available for
        sale................................................       --  361,505
       Goodwill Amortization................................   58,799      --
       Nonaccrual loan interest.............................   17,380   18,047
                                                             -------- --------
                                                              612,793  872,686
                                                             -------- --------
     Deferred tax liabilities:
       Accumulated depreciation.............................  259,832  256,469
       Deferred loan fees...................................   88,334   78,462
       Net unrealized gain on securities available for
        sale................................................   98,352      --
       Other................................................   51,166   39,862
                                                             -------- --------
                                                              497,684  374,793
                                                             -------- --------
         Net deferred tax asset............................. $115,109 $497,893
                                                             ======== ========

  The net deferred tax assets are included in other assets on the consolidated statements of financial condition at December 31, 2000 and 1999.

  At December 31, 2000 and 1999, tax liability of $71,272 and $115,027, respectively, were included in accrued expenses and other liabilities on the consolidated statement of financial condition.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 12. Income Taxes--(Continued)


  The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

                                                               2000      1999
                                                             --------  --------
     Federal income tax at statutory rate................... $406,279  $500,907
     Effect of tax-exempt interest income...................  (10,179)   (9,507)
     Effect of tax-exempt interest expense..................      983     1,420
     Effect of nondeductible expenses.......................   16,369    13,626
     Other..................................................  (17,639)   (1,089)
                                                             --------  --------
       Federal income tax expense........................... $395,813  $505,357
                                                             ========  ========

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

  At December 31, 2000 and 1999, $205,564 and $170,164, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation is approximately $220,173. The unfunded benefit is being expensed over the period of service through his expected retirement age.

  The net post-retirement benefit cost recognized during the years ended December 31, 2000 and 1999, was $35,400.

  The Bank is the owner and beneficiary of life insurance policies on this officer with a total face value of $226,274 and cash surrender value of $151,665 and $126,395 at December 31, 2000 and 1999, respectively. The cash surrender value is included in the consolidated statement of financial condition in other assets.

Note 14. Common Stock Purchase Warrants and Stock Option Plan

  In 1989, Inland Northwest Bank issued one common stock purchase warrant to individuals defined as founders for each share purchased in the initial offering of 115,145 warrants. Additionally, 19,000 warrants were issued to the Pre-Organization Steering Committee. During 1993, those warrants were transferred to Northwest Bancorporation, Inc., and as a result thereof, the Corporation has issued warrants to the founders group to purchase 392,290 shares of common stock adjusted for stock dividends. As of December 31, 2000, all of the outstanding warrants had been exercised.

  During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 101,500 shares. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted after 1993 are eligible for stock dividends.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 14. Common Stock Purchase Warrants and Stock Option Plan--(Continued)


  A summary of the status of the Bank's stock option plans and changes during the years ending on those dates is presented below:

                                               2000               1999
                                         ------------------ ------------------
                                                  Weighted-          Weighted-
                                                   Average            Average
                                         Shares   Exercise  Shares   Exercise
                                         Actual     Price   Actual     Price
                                         -------  --------- -------  ---------
   Outstanding options, beginning of
    year................................  65,053   $13.00    50,479   $12.05
     Granted............................  24,500   $10.00    22,575   $15.23
     Exercised..........................    (881)  $10.05      (728)  $10.75
     Forfeited..........................  (7,970)  $13.22    (7,273)  $12.30
                                         -------            -------
   Outstanding options, end of year.....  80,702   $12.62    65,053   $13.00
                                         -------            -------
   Options exercisable at year end......  28,034             23,326
                                         -------            -------
   Weighted average fair value of
    options granted during the year..... $  3.71            $  5.91
                                         -------            -------

  The following table summarizes information about stock options outstanding at December 31, 2000:

                            Options Outstanding                Exercisable Options
                         --------------------------          -----------------------
                                         Weighted
                                          Average   Weighted                Weighted
                             Number      Remaining  Average      Number     Average
                          Outstanding   Contractual Exercise  Exercisable   Exercise
                         at End of Year    Life      Price   at End of Year  Price
                         -------------- ----------- -------- -------------- --------
Price ranges ($9.20
 through $10.33)........     40,257      7.4 years   $ 9.97      14,741      $ 9.90
Price ranges ($12.25
 through $16.00)........     40,005      8.3 years    15.28      13,293       14.69
                             ------      ---------   ------      ------      ------
  Total.................     80,262      7.9 years   $12.62      28,034      $12.17
                             ======      =========   ======      ======      ======

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 14. Common Stock Purchase Warrants and Stock Option Plan--(Continued)


  The pro forma income statement below presents the effect on net income as reported if the fair value of accounting for the nonqualified stock options had been adopted by the Bank. The fair value assumptions are based on a risk-free interest rate of 6%, 10 and 9 year expected life for the options granted in 2000 and 1999, respectively, no expected volatility and no cash dividends declared.

                                                              2000      1999
                                                            --------  --------
   Net income as previously reported......................  $799,185  $916,548
   Pro forma adjustment for effect of a change in
    accounting principle..................................   (48,503)  (34,209)
                                                            --------  --------
     Pro forma net income.................................  $750,682  $882,339
                                                            --------  --------

                                                              2000      1999
                                                            --------  --------
   Per share amounts:
     Basic earnings per share.............................  $   0.49  $   0.71
     Pro forma adjustment for the effect of the fair value
      of accounting for stock options.....................     (0.03)    (0.02)
                                                            --------  --------
       Pro forma basic earnings per share.................  $   0.46  $   0.69
                                                            ========  ========
   Diluted earnings per share.............................  $   0.48  $   0.58
     Pro forma adjustment for the effect of the fair value
      of accounting for stock options.....................     (0.03)    (0.02)
                                                            --------  --------
       Pro forma net income diluted earnings per share....  $   0.45  $   0.56
                                                            ========  ========

Note 15. Common Stock

  On March 19, 1999, the Board of Directors announced a 2 for 1 stock split on all common stock, effective to stockholders of record May 1, 1999, and issued May 21, 1999. All amounts per share and weighted average shares outstanding for all periods were retroactively adjusted to reflect the stock split.

  On April 18, 2000, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record June 1, 2000, and issued, June 15, 2000. All amounts per share and weighted average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at June 1, 2000.

  During 2000 and 1999, the Board of Directors voted to issue shares of common stock to each Director in lieu of increasing Director's fees. Total shares issued were 2,500 during 2000 and 2,400 during 1999.

Note 16. Profit Sharing Plan

  The Bank has a 401(k) profit sharing plan covering all employees who meet the eligibility requirements. The Plan provides for employees to elect up to 15% of their compensation to be paid into the fund. The Bank's policy is to match contributions equal to 50% of the participant's contribution not to exceed 5% of the participant's compensation. Vesting occurs equally at 20% each year for five years. The Bank's contribution was $57,908 and $60,375 for years ended December 31, 2000 and 1999, respectively.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 17. Related Party Transactions

  The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2000 and 1999, were $3,788,126 and $2,160,160, respectively. During the year ended December 31, 2000, total principal additions were $3,980,190 and total principal payments were $2,352,224. Aggregate deposit balances with related parties at December 31, 2000 and 1999, were $984,258 and $690,006, respectively. All related party loans and deposits which have been made, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 18. Restrictions on Dividends and Retained Earnings

  At December 31, 2000, the Bank's retained earnings available for the payment of dividends was $2,965,885. Accordingly, $11,144,532 of the Corporation's equity in the net assets of the Bank was restricted at December 31, 2000.

  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 19. Regulatory Capital Requirements

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

  As of December 31, 2000, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 19. Regulatory Capital Requirements--(Continued)


  The Corporation's and Bank's actual December 31, 2000 and 1999, capital amounts and ratios are also presented in the table:

                                                               To Be Well Capitalized
                                                                    Under Prompt
                                             Capital Adequacy     Corrective Action
                                                 Purposes            Provisions
                            Actual           ----------------- ----------------------
                            Amount    Ratio    Amount    Ratio     Amount      Ratio
                          ----------- -----  ----------- ----- -------------- ----------
December 31, 2000
Total capital (to risk-
 weighted assets):
  Northwest
   Bancorporation.......  $15,876,799 12.39% $10,251,228  *8%  $   12,814,036    *10%
  Inland Northwest
   Bank.................   15,651,040 12.22%  10,248,765  *8%      12,810,956    *10%
Tier 1 capital (to risk-
 weighted assets):
  Northwest
   Bancorporation.......   14,144,873 11.04%   5,125,614  *4%       7,688,421     *6%
  Inland Northwest
   Bank.................   13,919,499 10.87%   5,124,382  *4%       7,686,574     *6%
Tier 1 capital (to
 average assets):
  Northwest
   Bancorporation.......   14,144,873  8.45%   6,698,503  *4%       8,373,128     *5%
  Inland Northwest
   Bank.................   13,919,499  8.34%   6,679,159  *4%       8,348,949     *5%

December 31, 1999
Total capital (to risk-
 weighted assets):
  Northwest
   Bancorporation.......  $13,264,687 11.70% $ 9,068,958  *8%  $   11,336,198    *10%
  Inland Northwest
   Bank.................   12,815,915 11.35%   9,036,421  *8%      11,295,526    *10%
Tier 1 capital (to risk-
 weighted assets):
  Northwest
   Bancorporation.......   11,847,662 10.45%   4,534,479  *4%       6,801,719     *6%
  Inland Northwest
   Bank.................   11,403,974 10.10%   4,518,210  *4%       6,777,315     *6%
Tier 1 capital (to
 average assets):
  Northwest
   Bancorporation.......   11,847,662  7.58%   6,251,832  *4%       7,814,790     *5%
  Inland Northwest
   Bank.................   11,403,974  7.32%   6,233,400  *4%       7,791,750     *5%

--------
* Greater than or equal to the amount indicated.

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 20. Earnings Per Share

  The calculation of earnings per share and earnings per share assuming full dilution is as follows:

                                             Year Ended December 31, 2000
                                          ------------------------------------
                                            Income       Shares      Per Share
                                          (Numerator) (Denominator)   Amount
                                          ----------- -------------  ---------
   Basic EPS
     Income available to common
      stockholders.......................  $799,185     1,630,735      $0.49
                                           --------                    -----
   Effect of Dilutive Securities
     Stock warrants......................                   6,491
     Stock options.......................                  22,006
                                                        ---------
   Diluted EPS
     Income available to common
      stockholders plus assumed
      conversions........................  $799,185     1,659,232      $0.48
                                           --------     ---------      -----

                                             Year Ended December 31, 1999
                                          ------------------------------------
                                            Income        Shares     Per Share
                                          (Numerator) (Denominator)   Amount
                                          ----------- -------------  ---------
   Basic EPS
     Income available to common
      stockholders.......................  $916,548     1,292,136      $0.71
                                           --------                    -----
   Effect of Dilutive Securities
     Stock warrants......................                 252,428
     Stock options.......................                  31,567
                                                        ---------
   Diluted EPS
     Income available to common
      stockholders plus assumed
      conversions........................  $916,548     1,576,131      $0.58
                                           --------     ---------      -----

  The Bank's stock is quoted only locally over the counter and traded on a limited basis. The average market price per share used in the determination of the dilutive effect of stock options and warrants was the average price of month end closing market values.


Note 21. Fair Value of Financial Instruments

  The estimated fair values of the Corporation's financial instruments were as follows at December 31:

                                      2000                      1999
                            ------------------------- -------------------------
                              Carrying    Estimated     Carrying    Estimated
                               Amount     Fair Value     Amount     Fair Value
                            ------------ ------------ ------------ ------------
Financial Assets:
  Cash and due from banks.. $  8,643,770 $  8,643,770 $  8,474,571 $  8,474,571
  Federal funds sold.......      699,000      699,000    7,333,000    7,333,000
  Securities available for
   sale....................   39,454,896   39,454,896   30,982,163   30,982,163
  Securities held to
   maturity................      225,000      227,824      525,657      527,028
  Federal Home Loan Bank
   stock...................      520,400      520,400      479,400      479,400
  Loans and loans held for
   sale, net...............  119,071,346  118,062,554  119,071,346  118,062,554
  Accrued interest
   receivable..............    1,336,382    1,336,382    1,091,831    1,091,831
Financial Liabilities:
  Borrowed funds...........    1,885,622    1,898,875    6,984,451    5,458,231
  Deposits.................  138,886,129  139,208,249  124,129,846  124,102,045
  Accrued interest
   payable.................      538,318      538,318      422,039      422,039

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Note 21. Fair Value of Financial Instruments--(Continued)


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

Off-balance-sheet instruments:

  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The fair value of the fees at December 31, 2000 and December 31, 1999, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

                                  Signatures

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         INLAND NORTHWEST BANCORPORATION, INC.

                                                 /s/ Frederick M. Schunter
Dated: March 30, 2001                    By: __________________________________
                                             Frederick M. Schunter, President
                                                and Chief Executive Officer

  Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                         Title             Date
                 ---------                         -----             ----

           /s/ F.M. Schunter                Director and        March 30, 2001
___________________________________________  President
               F.M. Schunter

         /s/ William E. Shelby              Chairman and        March 30, 2001
___________________________________________  Director
             William E. Shelby

          /s/ Dwight B. Aden                Director            March 30, 2001
___________________________________________
            Dwight B. Aden, Jr.

        /s/ Jimmie T.G. Coulson             Director            March 30, 2001
___________________________________________
            Jimmie T.G. Coulson

          /s/ Harlan Douglass               Director            March 30, 2001
___________________________________________
              Harlan Douglass

         /s/ Freeman B. Duncan              Director            March 30, 2001
___________________________________________
             Freeman B. Duncan

     /s/ Donald A. Ellingsen, M.D.          Director            March 30, 2001
___________________________________________
         Donald A. Ellingsen, M.D.

         /s/ Randall L. Fewel               Director            March 30, 2001
___________________________________________
             Randall L. Fewel

         /s/ Clark H. Gemmill               Director            March 30, 2001
___________________________________________
             Clark H. Gemmill

          /s/ Bryan S. Norby                Director            March 30, 2001
___________________________________________
              Bryan S. Norby

                 Signature                         Title             Date
                 ---------                         -----             ----

        /s/ Richard H. Peterson             Director            March 30, 2001
___________________________________________
            Richard H. Peterson

         /s/ Hubert F. Randall              Director            March 30, 2001
___________________________________________
             Hubert F. Randall

        /s/ Phillip L. Sandberg             Director            March 30, 2001
___________________________________________
            Phillip L. Sandberg

          /s/ James R. Walker               Director            March 30, 2001
___________________________________________
              James R. Walker

       /s/ Christopher C. Jurey
*By: ______________________________________
           Christopher C. Jurey
             Attorney-in-Fact

                                   Part III

Item 1. Index to Exhibits

 Exhibit
   No.                                Description
 -------                              -----------
  3.1.1  Articles of Incorporation****

  3.1.2  Amendment to Articles of Incorporation****

  3.1.3  Amendment to Articles of Incorporation****

  3.2    Bylaws****

  4      See Exhibit Nos. 3.1.1 through 3.2 above****

 10.1.1  Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95--The
         Paulsen Center (Main Branch)*

 10.1.2  Lease--15111 East Sprague Avenue (Valley Branch)*

 10.1.3  Lease--12825-14th Avenue (Airway Heights Branch)*

 10.1.4  Lease--East 210 North Foothills Drive (North Foothills Drive Branch)*

 10.1.5  Lease--805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)*

 10.1.6  Ground Lease dated 09/24/96* and Amendment dated August 12, 1997 for
         South Hill Branch

 10.1.7  Lease--3321 W. Indian Trail Road (Indian Trail Branch)*

 10.1.9  Lease--622 Sherman Avenue, Coeur d'Alene, Idaho (Sherman Avenue
         Branch)****

 10.2.1  F.M. Schunter Employment Agreement dated 01/01/94*

 10.2.2  Unfunded Supplemental Executive Retirement Plan for F.M. Schunter*

 10.2.3  Non-Qualified Stock Option Plan*, as amended December 21, 1999*****

 10.2.4  Christopher C. Jurey Employment Agreement dated 01/01/94*

 10.2.6  Randall L. Fewel Employment Agreement dated 03/14/94*

 10.2.7  Ronald M. Bower Employment Agreement dated 01/17/2000**

 10.2.8  Holly A. Austin Employment Agreement dated 01/01/2001**

 23.1    Consent of Accountant**

--------
    * Previously filed (in paper format) as an Exhibit to the Company's Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.

   **  Only Exhibits being filed (in electronic format) with this Form 10-KSB.

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

***** Previously filed in electronic format as an Exhibit to the Company's Form 10-KSB on March 30, 2000, and incorporated herein by reference.