Form 10QSB
period 2001-03-31
NORTHWEST BANCORPORATION INC
filed 2001-05-14
CIK 893467

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

(Mark One)

[_]       Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended _______________________________.

[X]       Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from 1/1/01 to 3/31/01.


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

The Registrant has a single class of common stock, of which there are 1,659,308 shares issued and outstanding as of March 31, 2001.

                               Table of Contents

                                                                                         Page
Part I         Financial Information

     Item 1.   Financial Statements

               Consolidated Statements of Condition - March 31, 2001
               and December 31, 2000................................................        2

               Consolidated Statements of Income - Three Months and year-to-date
               ended March 31, 2001 and 2000........................................        3

               Consolidated Statements of Cash Flow - year-to-date ended
               March 31, 2001 and 2000..............................................        5

               Consolidated Statements of Stockholders' Equity as of
               March 31, 2001 and 2000..............................................        6

               Notes to Consolidated Financial Statements...........................        8

     Item 2.   Management's Discussion and Analysis or Plan of Operation............       11

Part II        Other Information

     Item 2.   Changes in Securities................................................       11

     Item 6.   Exhibits and Reports on Form 8-K.....................................       11

Signatures..........................................................................       12

Part I  Financial Information
Item 1. Financial Statements


                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CONDITION
                     March 31, 2001 and December 31, 2000
                               ($ in thousands)

                                                                                               March 31              December 31
                                                                                                   2001                     2000
Assets

Cash and due from banks                                                                      $    6,600               $    8,644
Federal funds sold                                                                                4,786                      699
Securities held-to-maturity (Note 2)                                                                225                      225
Securities available-for-sale (Note 2)                                                           45,131                   39,455
Federal Home Loan Bank stock, at cost                                                               529                      520
Loans, net of allowance for loan losses of $1,529 in 2001 and $1,605 in 2000 (Notes 3 & 4)      118,101                  118,443
Loans held for sale                                                                               1,120                      629
Accrued interest receivable                                                                       1,201                    1,336
Premises and equipment, net                                                                       2,698                    2,793
Foreclosed real estate                                                                              402                      468
Other assets                                                                                        637                      529
                                                                                             ----------               ----------
TOTAL ASSETS                                                                                 $  181,430               $  173,741
                                                                                             ==========               ==========

Liabilities

Noninterest bearing demand deposits                                                          $   28,993               $   26,756
Money Market accounts                                                                            30,485                   32,874
NOW accounts                                                                                     11,348                   10,602
Savings accounts                                                                                  3,807                    3,576
Time Certificates of Deposit, $100,000 and over                                                  21,394                   18,110
Time Certificates of Deposit, under $100,000                                                     48,978                   46,968
                                                                                             ----------               ----------
TOTAL DEPOSITS                                                                                  145,005                  138,886
                                                                                             ----------               ----------

Securities sold under agreement to repurchase                                                    18,566                   17,581
Borrowed funds, Federal Home Loan Bank (Note 5)                                                   1,866                    1,886
Accrued interest payable and other liabilities                                                    1,243                    1,052
                                                                                             ----------               ----------
TOTAL DEPOSITS & LIABILITIES                                                                    166,680                  159,405
                                                                                             ----------               ----------

Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,659,308 on March 31, 2001 and 1,656,766 on December 31, 2000 (Note 6)                        12,861                   12,836
Retained earnings                                                                                 1,614                    1,309
Accumulated other comprehensive income, net of tax of $141 for 2001 and  $98 for 2000               275                      191
                                                                                             ----------               ----------
TOTAL STOCKHOLDERS' EQUITY                                                                       14,750                   14,336
                                                                                             ----------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  181,430               $  173,741
                                                                                             ==========               ==========

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
           Three Months, year-to-date, ended March 31, 2001 and 2000
      ($ in thousands, except number of shares and per share information)

                                                                                                Three Months & YTD Ended
                                                                                           3/31/2001                3/31/2000
Interest Income

Interest and fees on loans                                                                $    2,811               $    2,604
Interest on securities                                                                           687                      553
Interest on federal funds sold                                                                    62                       90
                                                                                          ----------               ----------
TOTAL INTEREST INCOME                                                                          3,560                    3,247
                                                                                          ----------               ----------

Interest Expense

Interest on deposits                                                                           1,446                    1,091
Interest on securities sold under agreement to repurchase                                        190                      216
Interest on borrowed funds                                                                        28                      113
                                                                                          ----------               ----------
TOTAL INTEREST EXPENSE                                                                         1,664                    1,420
                                                                                          ----------               ----------

NET INTEREST INCOME                                                                            1,896                    1,827
Provision for loan losses                                                                        135                      135
                                                                                          ----------               ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                            1,761                    1,692
                                                                                          ----------               ----------
Noninterest Income

Fees and service charges                                                                         232                      210
Gain on sale of loans                                                                            184                      155
Other noninterest income                                                                          63                       73
                                                                                          ----------               ----------
TOTAL NONINTEREST INCOME                                                                         479                      438
                                                                                          ----------               ----------


Noninterest Expense


Salaries and employee benefits                                                                 1,047                    1,075
Occupancy/FF&E  expense                                                                          177                      172
Depreciation and amortization expense                                                            115                      116
Other operating expense                                                                          439                      541
                                                                                          ----------               ----------
TOTAL NONINTEREST EXPENSE                                                                      1,778                    1,904
                                                                                          ----------               ----------

INCOME BEFORE TAXES                                                                              462                      226
Federal income tax expense                                                                       157                       76
                                                                                          ----------               ----------
NET INCOME                                                                                $      305               $      150
                                                                                          ==========               ==========

                                                                                       Quarter Ended            Quarter Ended
                                                                                           3/31/2001                3/31/2000
Weighted average shares outstanding (Note 6)                                               1,659,308                1,626,039
Basic earnings per share                                                                  $     0.18               $     0.09
                                                                                          ==========               ==========

Weighted average shares outstanding (Note 6)                                               1,659,308                1,626,039
Effect of dilutive securities                                                                  1,565                   59,959
                                                                                          ----------               ----------
Weighted average shares outstanding, adjusted for dilutive securities                      1,660,873                1,685,998
Earnings per share assuming full dilution                                                 $     0.18               $     0.09
                                                                                          ==========               ==========

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                  Year-to-date ended March 31, 2001 and 2000
                               ($ in thousands)

                                                                                                       Year-to-date
                                                                                               2001                   2000
Net income                                                                                  $   305                $   150
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                     135                    135
  Depreciation and amortization                                                                 115                    116
  (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                                                                 135                    207
    Other assets                                                                               (151)                   204
    Accrued interest payable & other liabilities                                                192                    (25)
                                                                                            -------                -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       731                    787
                                                                                            -------                -------

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                              (4,087)                  (867)
  Net (increase)/decrease in investment securities                                           (5,558)                (1,925)
  Net (increase)/decrease in loans                                                              206                 (1,960)
  Net (increase)/decrease in loans held for sale                                               (491)                  (169)
  Purchase of premises and equipment net of gain or loss on asset disposal                      (20)                  (186)
  Foreclosed real estate activity (net)                                                          66                    538
                                                                                            -------                -------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                             (9,884)                (4,569)
                                                                                            -------                -------

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                         6,119                    543
  Net increase/(decrease) in securities sold under agreement to repurchase                      985                    382
  Net proceeds/(payments) from borrowed funds                                                   (20)                    73
  Cash received from stock sales (net)                                                           25                  1,471
                                                                                            -------                -------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                              7,109                  2,469
                                                                                            -------                -------

Net increase/(decrease) in cash and cash equivalents                                         (2,044)                (1,313)
Cash and cash equivalents, beginning of year                                                  8,644                  8,475
                                                                                            -------                -------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                                   $ 6,600                $ 7,162
                                                                                            =======                =======

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               In Actual Dollars
                             As of March 31, 2000


                                                                                       Accumulated
                                                                Common     Retained  Comprehensive   Comprehensive
                                                  Total          Stock     Earnings         Income          Income
Balance, December 31, 1998                  $10,633,752    $ 9,771,204   $  618,807      $ 243,741
  Net income 1999                               916,547                     916,548                      $ 916,547
  Unrealized gains (losses)                    (945,484)                                  (945,484)       (945,484)
                                                                                                         ---------
  Comprehensive income                                                                                   $ (28,937)
                                                                                                         =========
  Proceeds from sale of stock                   541,104        541,103
                                            -----------   ------------   ----------     ----------

Balance December 31, 1999                    11,145,919     10,312,307    1,535,355       (701,743)
  Net income, 2000, year-to-date                149,798                     149,798                        149,798
  Unrealized gains (losses)                    (107,067)                                  (107,067)       (107,067)
                                                                                                         ---------
  Comprehensive income                                                                                   $  42,731
                                                                                                         =========
  Proceeds from sale of stock                 1,471,351      1,471,351
  Fractional shares, issued in cash                   -
  Transfers                                           -
                                            -----------   ------------  -----------  -------------

Balance, end-of-quarter, March 31, 2000     $12,660,001    $11,783,658   $1,685,153      $(808,810)
                                            ===========   ============  ===========  =============

Disclosure of 2000 reclassification amount:

Unrealized holding gains during period         (107,067)
Less reclassification adjustment for                  -
 gains reported in net income               -----------
Net unrealized gains on securities          $  (107,067)
                                            ===========

                 NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               In Actual Dollars
                             As of March 31, 2001


                                                                                       Accumulated
                                                               Common     Retained   Comprehensive   Comprehensive
                                                  Total         Stock     Earnings          Income          Income
Balance, December 31, 1999                  $11,145,919   $10,312,307  $ 1,535,355       $(701,743)
  Net income 2000                               799,185                    799,185                      $  799,185
  Unrealized gains (losses) on
     available for sale securities              892,662                                    892,662         892,662
  Comprehensive income                                                                                  ----------
                                                                                                        $1,691,847
                                                                                                        ==========
  Proceeds from sale of stock                 1,498,026     1,498,026
  Transfers                                           -     1,026,025   (1,026,025)
                                            -----------   -----------  -----------     -----------

Balance December 31, 2000                    14,335,792    12,836,358    1,308,515         190,919
  Net income, 2001, year-to-date                305,047                    305,047                         305,047
  Unrealized gains (losses) on
     available for sale securities               83,664                                     83,664          83,664
  Comprehensive income                                                                                  ----------
                                                                                                        $  388,711
                                                                                                        ==========
  Proceeds from sale of stock                    25,000        25,000
  Transfers                                           -
                                            -----------   -----------  -----------   -------------
Balance, end-of-quarter, March 31, 2001      14,749,503    12,861,358    1,613,562         274,583
                                            ===========   ===========  ===========   =============

Disclosure of 2001 reclassification amount:

Unrealized holding gains during period      $    83,664
Less reclassification adjustment for                  -
 losses reported in net income
                                            ___________
Net unrealized gains on securities          $    83,664
                                            ===========

NOTE 1.   Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2001 and March 31, 2000, as well as the results of operations and changes in financial position for the three-month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 2000.

Certain reclassifications of March 31, 2000 balances have been made to conform with the March 31, 2001 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the three-month, year to date period ending March 31, 2000 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of June 1, 2000.


NOTE 2.   Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There were no net realized gains or losses on the sale of available-for-sale securities in the three-month periods ending March 31, 2001 or 2000. Carrying amount and fair values at March 31, 2001 and December 31, 2000 were as follows:

                                                           March 31, 2001                   December 31, 2000
                                                           --------------                   -----------------
                                                      Amortized            Fair      Amortized             Fair
                                                           Cost           Value           Cost            Value
Securities available-for-sale:
  US Treasury securities                            $     6,540      $    6,564     $    2,509       $    2,556
  Obligations of federal government agencies             29,115          29,376         28,128           28,263
  Mortgage backed securities                              9,060           9,191          8,528            8,636
                                                    -----------      ----------     ----------       ----------
TOTAL                                               $    44,715      $   45,131     $   39,165       $   39,455
                                                    ===========      ==========     ==========       ==========

Securities held-to-maturity:
  Obligations of states, municipalities             $       225      $      232     $      225       $      228
 and political subdivisions                         ===========      ==========     ==========       ==========


NOTE 3.   Loans

Loan detail by category as of March 31, 2001 and December 31, 2000 is as follows:



                                                                                                    March 31          December 31
                                                                                                        2001                 2000
Commercial loans                                                                                    $ 92,723             $ 91,397
Real estate loans                                                                                     18,154               19,416
Installment loans                                                                                      4,865                5,132
Consumer and other loans                                                                               4,234                4,462
                                                                                                    --------             --------
TOTAL LOANS                                                                                          119,976              120,407
                                                                                                    --------             --------
Allowance for loan losses                                                                             (1,529)              (1,625)
Deferred loan fees, net of deferred costs                                                               (346)                (339)
                                                                                                    --------             --------
NET LOANS                                                                                           $118,101             $118,443
                                                                                                    ========             ========

NOTE 4.   Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month, year to date periods ended March 31, 2001 and 2000 were as follows:

                                                                                                           Three Months Ended
                                                                                                      3/31/2001          3/31/2000
Balance, beginning of period                                                                         $    1,625         $    1,480
Provision for loan losses                                                                                   135                135
Loan Charge-offs                                                                                            232                 11
Loan Recoveries                                                                                               1                  1
                                                                                                     ----------         ----------
Balance, end of period                                                                               $    1,529         $    1,605
                                                                                                     ==========         ==========


NOTE 5.   Borrowed Funds

Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on March 31, 2000. The loan was repaid in November 2000.

The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $2,600,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and Federal Home Loan Bank (FHLB) for approximately $9,070,700 (5.0% of bank assets.) There were no balances outstanding on any of the lines on March 31, 2001 or on December 31 or March 31, 2000. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $9,070,700) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $1,865,835 on March 31, 2001; $1,885,622 on December 31, 2000; and, $5,936,441 on March 31, 2000.

NOTE 6.   Common Stock

On April 18, 2000, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of June 1, 2000. Earnings per share and weighted average shares outstanding for all periods presented have been restated to reflect the stock dividend.


NOTE 7.   Subsequent Events

On April 17, 2001, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2001. Earnings per share and weighted average shares outstanding have not been adjusted for the 2001 stock dividend, which will be distributed on or before June 15, 2001.

Frederick M. Schunter, President of the Company and President and Chief Executive Officer of the Bank, has announced that he intends to retire effective June 30, 2001. If elected at the Annual Meeting of Shareholders to be held May 14, 2001, Mr. Schunter will continue to serve as a Director of both the Company and the Bank. The Board of Directors has selected Randall L. Fewel to succeed Mr. Schunter as President of both the Company and the Bank and as Chief Executive Officer of the Bank. Mr. Fewel is currently the Executive Vice President and Chief Operating Officer of the Bank and a member of the Boards of Directors of both the Company and the Bank.

     Item 2.    Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II  Other Information

     Item 2.    Changes in Securities.

     During the first quarter of the 2001 fiscal year, the Registrant issued 2,542 shares of common stock to employees, pursuant to the exercise of employee stock options. The exercise price was $9.83 per share after adjustment of the stated exercise price of $12.50 per share for previously declared stock dividends and the stock split effective May 28, 1999.

     The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Item 6.    Exhibits and Reports on Form 8-A

                (a)   Exhibits
                      Not applicable

                (b)   Reports on Form 8-K
                      Not applicable

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NORTHWEST BANCORPORATION, INC.

Date: May 14, 2001


                              By  /s/ Christopher C. Jurey
                                ---------------------------------------------
                                Christopher C. Jurey, Chief Financial Officer