Form 10QSB
period 2001-06-30
NORTHWEST BANCORPORATION INC
filed 2001-08-10
CIK 893467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   Form 10-QSB

(Mark One)

|_| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended _______________________________.

|X| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/01 to 6/30/01.

                         Commission file number 0-24151

                              --------------------

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

Yes      |X|               No       |_|

     The Registrant has a single class of common stock, of which there are 1,743,538 shares issued and outstanding as of June 30, 2001.

                                Table of Contents

                                                                                                               Page
Part I                  Financial Information

         Item 1.        Financial Statements

                           Consolidated Statements of Condition - June 30, 2001
                             and December 31, 2000 .........................................................     2

                           Consolidated Statements of Income - Three Months and year-to-date
                             ended June 30, 2001 and 2000 ..................................................     3

                           Consolidated Statements of Cash Flow - year-to-date ended
                             June 30, 2001 and 2000 ........................................................     4

                           Consolidated Statements of Stockholders' Equity as of
                             June 30, 2001 and 2000 ........................................................     5

                           Notes to Consolidated Financial Statements ......................................     7

         Item 2.        Management's Discussion and Analysis or Plan of Operation ..........................     9

Part II                 Other Information

         Item 2.        Changes in Securities ..............................................................     9

         Item 4.        Submission of Matters to a Vote of Security Holders ................................     9

         Item 6.        Exhibits and Reports on Form 8-K ...................................................     9

Signatures .................................................................................................    10


Part I  Financial Information
Item 1. Financial Statements

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                       June 30, 2001 and December 31, 2000
                                ($ in thousands)


                                                                                June 30  December 31
                                                                                  2001       2000
Assets

Cash and due from banks                                                        $  7,696   $  8,644
Federal funds sold                                                                  943        699
Securities held-to-maturity (Note 2)                                                225        225
Securities available-for-sale (Note 2)                                           42,413     39,455
Federal Home Loan Bank stock, at cost                                               538        520
Loans, net of allowance for loan losses of $1,508 in 2001 and $1,625 in 2000
     (Notes 3 & 4)                                                              128,983    118,443
Loans held for sale                                                               2,239        629
Accrued interest receivable                                                       1,248      1,336
Premises and equipment, net                                                       3,149      2,793
Foreclosed real estate                                                              581        468
Other assets                                                                        726        529
                                                                               --------   --------
TOTAL ASSETS                                                                   $188,741   $173,741
                                                                               ========   ========

Liabilities

Noninterest bearing demand deposits                                            $ 28,832   $ 26,756
Money Market accounts                                                            31,420     32,874
NOW accounts                                                                     11,077     10,602
Savings accounts                                                                  3,672      3,576
Time Certificates of Deposit, $100,000 and over                                  21,558     18,110
Time Certificates of Deposit, under $100,000                                     48,471     46,968
                                                                               --------   --------
TOTAL DEPOSITS                                                                  145,030    138,886
                                                                               --------   --------

Securities sold under agreement to repurchase                                    22,201     17,581
Borrowed funds, Federal Home Loan Bank (Note 5)                                   5,446      1,886
Accrued interest payable and other liabilities                                    1,069      1,052
                                                                               --------   --------
TOTAL LIABILITIES                                                               173,746    159,405
                                                                               --------   --------
Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
     1,743,538 on June 30, 2001 and 1,739,604 on December 31, 2000 (Note 6)      13,703     12,836
Retained earnings                                                                 1,093      1,309
Accumulated other comprehensive income, net of tax of $103 for 2001 and $98
     for 2000                                                                       199        191
                                                                               --------   --------
TOTAL STOCKHOLDERS' EQUITY                                                       14,996     14,336
                                                                               --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $188,741   $173,741
                                                                               ========   ========

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three Months and year-to-date ended June 30,
                     2001 and 2000 ($ in thousands, except
                   number of shares and per share information)

                                                               Three Months Ended        Year-to-date

                                                             06/30/01    06/30/00       2001        2000
Interest Income
Interest and fees on loans                                     $2,933      $2,853      $5,744      $5,458
Interest on securities                                            694         591       1,381       1,144
Interest on federal funds sold                                     42          82         104         172
                                                               ------      ------      ------      ------
TOTAL INTEREST INCOME                                           3,669       3,526       7,229       6,774
                                                               ------      ------      ------      ------
Interest Expense

Interest on deposits                                            1,346       1,186       2,792       2,276
Interest on securities sold under agreement to repurchase         169         255         359         471
Interest on borrowed funds                                         33          84          61         198
                                                               ------      ------      ------      ------
TOTAL INTEREST EXPENSE                                          1,548       1,525       3,212       2,945
                                                               ------      ------      ------      ------
NET INTEREST INCOME                                             2,121       2,001       4,017       3,829
Provision for loan losses                                         175         135         310         270
                                                               ------      ------      ------      ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,946       1,866       3,707       3,559
                                                               ------      ------      ------      ------
Noninterest Income

Fees and service charges                                          238         207         470         417
Net gain from sale of loans                                       207         193         390         348
Other noninterest income                                           57          80         121         152
                                                               ------      ------      ------      ------
TOTAL NONINTEREST INCOME                                          502         480         981         917
                                                               ------      ------      ------      ------
Noninterest Expense

Salaries and employee benefits                                  1,205       1,224       2,253       2,299
Occupancy/FF&E expense                                            169         164         345         336
Depreciation and amortization expense                             121         116         236         232
Other operating expense                                           487         503         926       1,044
                                                               ------      ------      ------      ------
TOTAL NONINTEREST EXPENSE                                       1,982       2,007       3,760       3,911
                                                               ------      ------      ------      ------

INCOME BEFORE TAXES                                               466         339         928         565
Federal income tax expense                                        158         112         315         188
                                                               ------      ------      ------      ------
NET INCOME                                                     $  308      $  227      $  613      $  377
                                                               ======      ======      ======      ======

                                                  Quarter Ended      Quarter Ended       Year-to-date       Year-to-date
                                                       06/30/01           06/30/00           06/30/01           06/30/00
Weighted average shares outstanding (Note 6)          1,742,849          1,738,457          1,742,545          1,714,514
                                                      =========          =========          =========          =========
Basic earnings per share                              $    0.18          $    0.13          $    0.35          $    0.22
                                                      =========          =========          =========          =========

Weighted average shares outstanding (Note 6)          1,742,849          1,738,457          1,742,545          1,714,514
Effect of dilutive securities                             1,638              3,300              1,638              3,300
                                                      ---------          ---------          ---------          ---------
Weighted average shares outstanding,
     adjusted for dilutive securities                 1,744,487          1,741,757          1,744,183          1,717,814
                                                      =========          =========          =========          =========
Earnings per share assuming full dilution             $    0.18          $    0.13          $    0.35          $    0.22
                                                      =========          =========          =========          =========

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    Year-to-date ended June 30, 2001 and 2000
                                ($ in thousands)


                                                                                       Year-to-date

                                                                                    2001          2000
Net income                                                                        $    613      $   377
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                            310          270
  Depreciation and amortization                                                        236          232
  (Increase)/decrease in assets and liabilities:
    Accrued interest receivable                                                         88          (84)
    Other assets                                                                      (197)         102
    Accrued interest payable & other liabilities                                        17           84
                                                                                  --------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,067          981
                                                                                  --------      -------

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                       (244)       3,372
  Net (increase)/decrease in investment securities                                  (2,964)      (3,649)
  Net (increase)/decrease in loans                                                 (10,850)      (6,384)
  Net (increase)/decrease in loans held for sale                                    (1,610)        (979)
  Purchase of premises and equipment net of gain or loss on asset disposal            (597)        (222)
  Foreclosed real estate activity (net)                                               (113)         488
                                                                                  --------      -------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                   (16,378)      (7,374)
                                                                                  --------      -------

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                6,144        7,880
  Net increase/(decrease) in securities sold under agreement to repurchase           4,620       (1,099)
  Net proceeds/(payments) from borrowed funds                                        3,560       (2,463)
  Cash received from stock sales (net)                                                  39        1,504
                                                                                  --------      -------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                    14,363        5,822
                                                                                  --------      -------

Net increase/(decrease) in cash and cash equivalents                                  (948)        (571)
Cash and cash equivalents, beginning of year                                         8,644        8,475
                                                                                  --------      -------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                         $  7,696      $ 7,904
                                                                                  ========      =======

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                In Actual Dollars
                               As of June 30, 2000

                                                                                                       Accumulated
                                                                          Common          Retained   Comprehensive    Comprehensive
                                                        Total              Stock          Earnings          Income           Income
Balance, December 31, 1998                        $10,633,752        $ 9,771,204       $   618,807       $ 243,741
  Net income 1999                                     916,547                              916,547                        $ 916,547
  Unrealized gains (losses)
     on available for sale securities                (945,484)                                            (945,484)        (945,484)
                                                                                                                          ---------
  Comprehensive income                                                                                                    $ (28,937)
                                                                                                                          =========
  Proceeds from issuance of capital stock             541,104            541,104
                                                  -----------        -----------       -----------       ---------
Balance December 31, 1999                          11,145,919         10,312,307         1,535,355        (701,743)
  Net income, 2000, year-to-date                      377,187                              377,187                        $ 377,187
  Unrealized gains (losses)
     on available for sale securities                 (35,695)                                             (35,695)         (35,695)
                                                                                                                          ---------
  Comprehensive income                                                                                                    $ 341,492
                                                                                                                          =========
  Proceeds from issuance of capital stock           1,503,851          1,503,851
  Fractional shares, issued in cash                         0
  Transfers                                                 0          1,026,025        (1,026,025)
                                                  -----------        -----------       -----------       ---------
Balance, end-of-quarter, June 30, 2000            $12,991,262        $12,842,183       $   886,517       $(737,438)
                                                  ===========        ===========       ===========       =========

Disclosure of 2000 reclassification amount:

Unrealized holding gains during period            $   (35,695)
Less reclassification adjustment for
     gains reported in net income                           0
                                                  -----------
Net unrealized gains on securities                $   (35,695)
                                                  ===========

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                In Actual Dollars
                               As of June 30, 2001


                                                                                                       Accumulated
                                                                           Common      Retained      Comprehensive     Comprehensive
                                                             Total          Stock      Earnings             Income            Income
Balance, December 31, 1999                             $11,145,919    $10,312,307   $ 1,535,355         $(701,743)
  Net income 2000                                          799,185                      799,185                           $  799,185
  Unrealized gains (losses)
     on available for sale securities                      892,662                                        892,662            892,662
                                                                                                                          ----------
  Comprehensive income                                                                                                    $1,691,847
                                                                                                                          ==========
  Proceeds from issuance of capital stock                1,498,026      1,498,026
  Transfers                                                      0      1,026,025    (1,026,025)
                                                       -----------    -----------   -----------          --------
Balance December 31, 2000                               14,335,792     12,836,358     1,308,515           190,919
  Net income, 2001, year-to-date                           612,953                      612,953                           $  612,953
  Unrealized gains (losses)
     on available for sale securities                        8,361                                          8,361              8,361
                                                                                                                          ----------
  Comprehensive income                                                                                                    $  621,314
                                                                                                                          ==========
  Proceeds from issuance of capital stock                   50,000         50,000
  Repurchase of capital stock                               (9,100)        (9,100)
  Fractional shares, issued in cash                         (2,369)        (2,369)
  Transfers                                                      0        828,000      (828,000)
                                                       -----------    -----------   -----------         ---------
Balance, end-of-quarter, June 30, 2001                 $14,995,637    $13,702,889    $1,093,468         $ 199,280
                                                       ===========    ===========   ===========         =========

Disclosure of 2001 reclassification amount:

Unrealized holding gains during period                 $     8,361
Less reclassification adjustment for
     losses reported in net income                               0
                                                       -----------
Net unrealized gains on securities                     $     8,361
                                                       ===========

NOTE 1.  Management Statement

     In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2001 and 2000, as well as the results of operations and changes in financial position for the three and six-month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 2000.

     Certain reclassifications of June 30, 2000 balances have been made to conform with the June 30, 2001 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the six-month, year to date period ending June 30, 2000 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2001.

NOTE 2.  Securities

     Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There were no net realized gains or losses on the sale of available-for-sale securities in the three or six-month periods ending June 30, 2001 or 2000. Carrying amount and fair values at June 30, 2001 and December 31, 2000 were as follows:


                                                            June 30, 2001                  December 31, 2000

                                                    Amortized            Fair         Amortized              Fair
                                                         Cost           Value              Cost             Value
Securities available-for-sale:
  US Treasury securities                              $ 5,535          $ 5,588          $ 2,509          $ 2,556
  Obligations of federal government agencies           27,274           27,443           28,128           28,263
  Mortgage backed securities                            9,302            9,382            8,528            8,636
                                                      -------          -------          -------          -------
TOTAL                                                 $42,111          $42,413          $39,165          $39,455
                                                      =======          =======          =======          =======

Securities held-to-maturity:
  Obligations of states, municipalities
     and political subdivisions                       $   225          $   233          $   225          $   228
                                                      =======          =======          =======          =======

NOTE 3.  Loans

     Loan detail by category as of June 30, 2001 and December 31, 2000 is as follows:

                                                     June 30         December 31
                                                        2001                2000
Commercial loans                                   $ 102,660           $  91,397
Real estate loans                                     18,875              19,416
Installment loans                                      5,353               5,132
Consumer and other loans                               3,961               4,462
                                                   ---------           ---------
TOTAL LOANS                                          130,849             120,407
                                                   ---------           ---------
Allowance for loan losses                             (1,508)             (1,625)
Deferred loan fees, net of deferred costs               (358)               (339)
                                                   ---------           ---------
NET LOANS                                          $ 128,983           $ 118,443
                                                   =========           =========

NOTE 4.  Allowance for Loan Losses

     The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three and six-month, year to date periods ended June 30, 2001 and 2000 were as follows:

                                        Three Months Ended                 Year-to-date

                                     06/30/01        06/30/00          2001            2000
Balance, beginning of period          $1,529          $1,605          $1,625          $1,480
Provision for loan losses                175             135             310             270
Loan Charge-offs                         200             168             432             179
Loan Recoveries                            4              25               5              26
                                      ------          ------          ------          ------
Balance, end of period                $1,508          $1,597          $1,508          $1,597
                                      ======          ======          ======          ======

NOTE 5.  Borrowed Funds

     Borrowed funds include a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on June 30, 2000. The loan was repaid in November 2000.

     The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $3,000,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and the Federal Home Loan Bank of Seattle
(FHLB) for approximately $9,436,300 (5.0% of bank assets.) There was a balance outstanding on the FHLB line of $3,600,000 on June 30, 2001. There were no balances outstanding on any of the lines on December 31 or June 30, 2000. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $9,436,300) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $1,845,638 on June 30, 2001; $1,885,622 on December 31, 2000; and, $2,923,996 on June 30, 2000.

NOTE 6.  Common Stock

     On April 17, 2001, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2001. Earnings per share and weighted average and actual shares outstanding for all periods presented have been restated to reflect the stock dividend.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II  Other Information

     Item 2.    Changes in Securities.

     A five-percent stock dividend was declared by the directors on April 17, 2001, payable to stockholders of record as of May 15, 2001; 82,800 shares were issued and delivered on June 15, 2001. During the second quarter of the 2001 fiscal year, the Registrant issued 2,500 shares of common stock to non-employee directors pursuant to the Registrant's compensation plan for non-employee directors; this plan provides for the issuance of 200 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided completion of twelve months of service prior to the annual shareholder meeting.

     The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Item 4.    Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Registrant was held on Monday, May 14, 2001. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001. 1,320,802 shares were voted in favor of the ratification with 1,001 shares being voted against or withheld, including abstentions and broker non-votes.

     Item 6.    Exhibits and Reports on Form 8-K

                (a)      Exhibits
                         Not applicable

                (b)      Reports on Form 8-K
                         Not applicable

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHWEST BANCORPORATION, INC.

Date: August 10, 2001


                              By /s/ Christopher C. Jurey
                                 -----------------------------------------------
                                 Christopher C. Jurey, Chief Financial Officer