Form 10QSB
period 2001-09-30
NORTHWEST BANCORPORATION INC
filed 2001-11-09
CIK 893467

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------
                                   Form 10-QSB

(Mark One)

[_]            Quarterly  report under Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended __________________.

[X]            Transition  report  under  Section 13 or 15(d) of the Securities
        Exchange  Act of 1934 for the  transition period from 7/1/01 to 9/30/01.

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

Yes     [X]       No     [_]

        The Registrant has a single class of common stock, of which there are 1,742,886 shares issued and outstanding as of September 30, 2001.

        Transitional Small Business Disclosure Format:
Yes     [X]       No     [_]

         Table of Contents
                                                                                             Page
Part I              Financial Information

         Item 1.    Financial Statements

                    Consolidated Statements of Condition - September 30, 2001
                    and December 31, 2000 .................................................    1

                    Consolidated Statements of Income - Three Months and year-to-date
                    ended September 30, 2001 and 2000 .....................................    2

                    Consolidated Statements of Cash Flow - year-to-date ended
                    September 30, 2001 and 2000 ...........................................    3

                    Consolidated Statements of Stockholders' Equity as of
                    September 30, 2001 and 2000 ...........................................    4

                    Notes to Consolidated Financial Statements ............................    6

         Item 2.    Management's Discussion and Analysis or Plan of Operation .............    9

Part II             Other Information

         Item 2.    Changes in Securities..................................................    9

         Item 6.    Exhibits and Reports on Form 8-K ......................................    9

Signatures ................................................................................   10

Part I  Financial Information
Item 1. Financial Statements

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CONDITION
                    September 30, 2001 and December 31, 2000
                                ($ in thousands)

                                                                                                September 30     December 31
                                                                                                        2001            2000
Assets                                                                                             Unaudited         Audited
Cash and due from banks                                                                            $   7,481       $   8,644
Federal funds sold                                                                                     8,187             699
Securities held-to-maturity (Note 2)                                                                     225             225
Securities available-for-sale (Note 2)                                                                39,169          39,455
Federal Home Loan Bank stock, at cost                                                                    547             520
Loans, net of allowance for loan losses of $1,604 in 2001 and $1,625 in 2000
     (Notes 3 & 4)                                                                                   128,529         118,443
Loans held for sale                                                                                    2,167             629
Accrued interest receivable                                                                            1,088           1,336
Premises and equipment, net (Note 7)                                                                   3,097           2,793
Foreclosed real estate                                                                                   237             468
Other assets                                                                                             705             529
                                                                                                   ---------       ---------
TOTAL ASSETS                                                                                       $ 191,432       $ 173,741
                                                                                                   =========       =========

Liabilities

Noninterest bearing demand deposits                                                                $  31,060       $  26,756
Money Market accounts                                                                                 33,442          32,874
NOW accounts                                                                                          12,165          10,602
Savings accounts                                                                                       3,813           3,576
Time Certificates of Deposit, $100,000 and over                                                       23,897          18,110
Time Certificates of Deposit, under $100,000                                                          47,824          46,968
                                                                                                   ---------       ---------
TOTAL DEPOSITS                                                                                       152,201         138,886
                                                                                                   ---------       ---------

Securities sold under agreement to repurchase                                                         20,501          17,581
Borrowed funds, Federal Home Loan Bank (Note 5)                                                        1,825           1,886
Accrued interest payable and other liabilities                                                         1,260           1,052
                                                                                                   ---------       ---------
TOTAL LIABILITIES                                                                                    175,787         159,405
                                                                                                   ---------       ---------
Stockholders' Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding
  1,742,886 on September 30, 2001 and 1,739,604 on December 31, 2000 (Note 6)                         13,697          12,836
Retained earnings                                                                                      1,457           1,309
Accumulated other comprehensive income, net of tax of $253 for 2001 and $9
     for 2000                                                                                            491             191
                                                                                                   ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                                            15,645          14,336
                                                                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 191,432       $ 173,741
                                                                                                   =========       =========

    The accompanying notes are an integral part of these condensed financial statements.

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                  Three Months and year-to-date ended September
                    30, 2001 and 2000 ($ in thousands, except
                   number of shares and per share information)

                                                                         Three Months Ended                  Year-to-date
                                                                      09/30/01        09/30/00           2001             2000
Interest Income

Interest and fees on loans                                           $    2,632          $2,686           $8,377           $8,144
Interest on securities                                                      644             612            2,024            1,756
Interest on federal funds sold                                               65             145              169              317
                                                                     ----------      ----------       ----------       ----------
TOTAL INTEREST INCOME                                                     3,341           3,443           10,570           10,217
                                                                     ----------      ----------       ----------       ----------

Interest Expense

Interest on deposits                                                      1,270           1,401            4,061            3,678
Interest on securities sold under agreement to repurchase                   156             292              515              763
Interest on borrowed funds                                                   30              68               92              265
                                                                            ---             ---       ----------       ----------
TOTAL INTEREST EXPENSE                                                    1,456           1,761            4,658            4,706
                                                                     ----------      ----------       ----------       ----------

NET INTEREST INCOME                                                       1,885           1,682            5,902            5,511
Provision for loan losses                                                   285             135              595              405
                                                                     ----------      ----------       ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSSES                                                          1,600           1,547            5,307            5,106
                                                                     ----------      ----------       ----------       ----------

Noninterest Income

Fees and service charges                                                    240             270              710              688
Net gain from sale of loans                                                 235             249              625              597
Other noninterest income                                                    253              69              374              221
                                                                     ----------      ----------       ----------       ----------
TOTAL NONINTEREST INCOME                                                    728             588            1,709            1,506
                                                                     ----------      ----------       ----------       ----------

Noninterest Expense

Salaries and employee benefits                                              993             995            3,246            3,294
Occupancy/FF&E  expense                                                     205             197              550              533
Depreciation and amortization expense                                       114             279              350              510
Other operating expense                                                     464             489            1,390            1,533
                                                                     ----------      ----------       ----------       ----------
TOTAL NONINTEREST EXPENSE                                                 1,776           1,960            5,536            5,870
                                                                     ----------      ----------       ----------       ----------

INCOME BEFORE TAXES                                                         552             175            1,480              742
Federal income tax expense                                                  188              61              503              250
                                                                     ----------      ----------       ----------       ----------

NET INCOME                                                           $      364      $      114       $      977       $      492
                                                                     ==========      ==========       ==========       ==========

                                                                  Quarter Ended   Quarter Ended     Year-to-date     Year-to-date
                                                                       09/30/01        09/30/00         09/30/01         09/30/00

Weighted average shares outstanding (Note 6)                          1,743,464       1,740,305        1,742,852        1,729,683
Basic earnings per share                                             $     0.21      $     0.07       $     0.56       $    $0.28
                                                                     ==========      ==========       ==========       ==========

Weighted average shares outstanding (Note 6)                          1,743,464       1,740,305        1,742,852        1,729,683
Effect of dilutive securities                                             2,256           3,300            2,256            3,300
                                                                     ----------      ----------       ----------       ----------
Weighted average shares outstanding,
     adjusted for dilutive securities                                 1,745,720       1,743,605        1,745,108        1,732,983
Earnings per share assuming full dilution                            $     0.21      $    $0.07       $     0.56       $     0.28
                                                                     ==========      ==========       ==========       ==========

    The accompanying notes are an integral part of these condensed financial statements.

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 Year-to-date ended September 30, 2001 and 2000
                                ($ in thousands)

                                                                                            Year-to-date
                                                                                         2001          2000
Net income                                                                            $     977     $     491
Adjustments to reconcile net income to cash provided by operating activities:
  Provision for loan losses                                                                 595           405
  Depreciation and amortization                                                             350           510
  (Increase)/decrease in assets and liabilities:
  Accrued interest receivable                                                               248            70
  Other assets                                                                             (325)         (329)
  Accrued interest payable & other liabilities                                              208           389
                                                                                       --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 2,053         1,536
                                                                                       --------      --------

Cash flows from investing activities:
  Net (increase)/decrease in federal funds sold                                          (7,488)        3,028
  Net (increase)/decrease in investment securities                                          713        (5,350)
  Net (increase)/decrease in loans                                                      (10,681)       (9,799)
  Net (increase)/decrease in loans held for sale                                         (1,538)         (224)
  Purchase of premises and equipment net of gain or loss on asset disposal                 (660)         (243)
  Foreclosed real estate activity (net)                                                     231           359
                                                                                       --------      --------
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                        (19,423)      (12,229)
                                                                                       --------      --------

Cash flows from financing activities:
  Net increase/(decrease) in deposits                                                    13,315         9,792
  Net increase/(decrease) in securities sold under agreement to repurchase                2,920         4,213
  Net proceeds/(payments) from borrowed funds                                               (61)       (3,870)
  Cash received from stock sales (net)                                                       33         1,504
                                                                                       --------      --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                         16,207        11,639
                                                                                       --------      --------

Net increase/(decrease) in cash and cash equivalents                                     (1,163)          946
Cash and cash equivalents, beginning of year                                              8,644         8,475
                                                                                       --------      --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                              $  7,481      $  9,421
                                                                                       ========      ========

    The accompanying notes are an integral part of these condensed financial statements.

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                In Actual Dollars
                            As of September 30, 2000

                                                                                                      Accumulated
                                                                          Common      Retained      Comprehensive     Comprehensive
                                                            Total          Stock      Earnings             Income            Income

Balance, December 31, 1998                            $10,633,752    $ 9,771,203   $   618,808         $  243,741
  Net income 1999                                         916,547                      916,547                           $  916,547
  Unrealized gains (losses)
     on available for sale securities                    (945,484)                                       (945,484)         (945,484)
                                                                                                                         ----------
  Comprehensive income                                                                                                     ($28,937)
                                                                                                                         ==========
  Proceeds from issuance of capital stock                 541,104        541,104
                                                      -----------    -----------

Balance December 31, 1999                              11,145,919     10,312,307     1,535,355           (701,743)
  Net income, 2000, year-to-date                          491,349                      491,349                              491,349
  Unrealized gains (losses)
     on available for sale securities                     313,649                                         313,649           313,649
                                                                                                                         ----------
  Comprehensive income                                                                                                   $  804,998
                                                                                                                         ==========
  Proceeds from issuance of capital stock               1,503,851      1,503,851
  Transfers                                                     0      1,026,025    (1,026,025)
                                                      -----------    -----------   -----------
Balance, end-of-quarter, September 30, 2000           $13,454,768    $12,842,183   $ 1,000,679          ($388,094)
                                                      ===========    ===========   ===========         ==========

Disclosure of 2000 reclassification amount:

Unrealized holding gains during period                $   312,331
Less reclassification adjustment for
     losses reported in net income                         (1,318)
                                                      -----------
Net unrealized gains on securities                    $   313,649
                                                      ===========

    The accompanying notes are an integral part of these condensed financial statements.

                  NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                In Actual Dollars
                            As of September 30, 2001

                                                                                                        Accumulated
                                                                              Common      Retained    Comprehensive   Comprehensive
                                                                Total          Stock      Earnings           Income          Income
Balance, December 31, 1999                                $11,145,919    $10,312,307   $ 1,535,355        ($701,743)
  Net income 2000                                             799,185                      799,185                       $  799,185
  Unrealized gains (losses)
     On available for sale securities                         892,662                                       892,662         892,662
                                                                                                                         ----------
  Comprehensive income                                                                                                   $1,691,847
                                                                                                                         ==========
  Proceeds from issuance of capital stock                   1,498,026      1,498,026
  Transfers                                                         0      1,026,025    (1,026,025)
                                                          -----------    -----------   -----------
Balance December 31, 2000                                  14,335,792     12,836,358     1,308,515          190,919
  Net income, 2001, year-to-date                              976,781                      976,781                          976,781
  Unrealized gains (losses)
     On available for sale securities                         299,965                                       299,965         299,965
                                                                                                                         ----------
  Comprehensive income                                                                                                   $1,276,746
                                                                                                                         ==========
  Proceeds from issuance of capital stock                      52,360         52,360
  Repurchase of capital stock                                 (17,058)       (17,058)
  Fractional shares, issued in cash                            (2,369)        (2,369)
  Transfers                                                         0        828,000      (828,000)
                                                          -----------    -----------   -----------
Balance, end-of-quarter, September 30, 2001               $15,645,471    $13,697,291   $ 1,457,296        $ 490,884
                                                          ===========    ===========   ===========        =========

Disclosure of 2001 reclassification amount:

Unrealized holding gains during period                    $   376,295
Less reclassification adjustment for
     gains reported in net income                              76,330
                                                          -----------
Net unrealized gains on securities                        $   299,965
                                                          ===========

    The accompanying notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1.  Management Statement

         In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2001 and 2000, as well as the results of operations and changes in financial position for the three and nine-month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent 10-KSB as of December 31, 2000.

         Certain reclassifications of September 30, 2000 balances have been made to conform with the September 30, 2001 presentation; there was no impact on net income or stockholders' equity. Shares outstanding and calculation of earnings per share have been restated for the nine-month, year-to-date period ending September 30, 2000 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2001.

NOTE 2.  Securities

         Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Net realized losses of $1,318 are included in the results of the three- month and nine-month periods ending September 30, 2000; and, net gains of $76,330 are included in the results for the three-month and nine-month periods ending September 30, 2001. Carrying amount and fair values at September 30, 2001 and December 31, 2000 were as follows:

                                                       September 30, 2001      December 31, 2000
                                                      Amortized       Fair   Amortized       Fair
                                                           Cost      Value        Cost      Value
Securities available-for-sale:
  US Treasury securities                                $ 5,522    $ 5,614     $ 2,509    $ 2,556
  Obligations of federal government agencies             24,287     24,712      28,128     28,263
  Mortgage backed securities                              8,616      8,843       8,528      8,636
                                                        -------    -------     -------    -------
TOTAL                                                   $38,425    $39,169     $39,165    $39,455
                                                        =======    =======     =======    =======

Securities held-to-maturity:
  Obligations of states, municipalities
     and political subdivisions                         $   225    $   235     $   225    $   228
                                                        =======    =======     =======    =======

NOTE 3.  Loans

         Loan detail by category as of September 30, 2001 and December 31, 2000 is as follows:

                                                September 30     December 31
                                                        2001            2000

Commercial loans                                    $103,034        $ 91,397
Real estate loans                                     17,929          19,416
Installment loans                                      5,263           5,132
Consumer and other loans                               4,233           4,462
                                                    --------        --------
TOTAL LOANS                                          130,459         120,407
                                                    --------        --------
Allowance for loan losses                             (1,604)         (1,625)
Deferred loan fees, net of deferred costs               (326)           (339)
                                                    --------        --------
NET LOANS                                           $128,529        $118,443
                                                    ========        ========


NOTE 4.  Allowance for Loan Losses

     The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three and nine-month, year-to-date periods ended September 30, 2001 and 2000 were as follows:

                                            Three Months Ended             Year-to-date
                                          09/30/01      09/30/00         2001          2000
Balance, beginning of period                $1,508        $1,597       $1,625        $1,480
Provision for loan losses                      285           135          595           405
Loan Charge-offs                               190            88          622           267
Loan Recoveries                                  1             3            6            29
                                            ------        ------       ------        ------
Balance, end of period                      $1,604        $1,647       $1,604        $1,647
                                            ======        ======       ======        ======

NOTE 5.  Borrowed Funds

     Borrowed funds previously included a non-revolving $500,000 line of credit payable from the Company to Key Bank of Washington with a balance outstanding of $400,000 on September 30, 2000. The loan was repaid in November 2000.

     The Company's subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $3,000,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and the Federal Home Loan Bank of Seattle
(FHLB) for approximately $9,567,900 (5.0% of bank assets.) There were no balances outstanding on any of the lines on September 30 or December 31, 2000 or September 30, 2001. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $9,567,900) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $1,825,020 on September 30, 2001; $1,885,622 on December 31, 2000; and, $1,905,006 on September 30,
2000.

NOTE 6.  Common Stock

     On April 17, 2001, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2001. Earnings per share and weighted average and actual shares outstanding for all periods presented have been restated to reflect the stock dividend.

NOTE 7.  Subsequent Event

     Subsequent to September 30, 2001, Inland Northwest Bank entered into a contract for construction of a new branch facility, located in the Ironwood district of Coeur d'Alene, Idaho, to replace its existing leased facility. The bank had previously purchased the land where the new branch will be located; the land purchase price of $400,000 is included in the September 30, 2001 financial statements under "Premises and equipment, net." Construction costs will be approximately $690,000; and, another $225,000 will be spent on furniture and equipment. The new branch is expected to open in June 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II Other Information

     Item 2. Changes in Securities

         The Company's policy is not to issue fractional shares of common stock. Consequently, the Company accumulated fractional shares resulting from the 5 percent stock dividend declared April 17, 2001. Whole shares then were offered to all interested employees on a pro-rata basis at $10.00 per share. 236 shares were issued on July 13, 2001 in amounts ranging from 5 to 67 shares per employee. The Company believes that the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

                                NORTHWEST BANCORPORATION, INC.
Date: November 9, 2001


                                By /s/ Christopher C. Jurey
                                   ---------------------------------------------
                                   Christopher C. Jurey, Chief Financial Officer