Form 10KSB
period 2001-12-31
NORTHWEST BANCORPORATION INC
filed 2002-03-29
CIK 893467

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ___________

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.
(Name of small business issuer in its charter)

Washington	91-1574174
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
421 W. Riverside,	99201-0403
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number) (509) 456-8888
Securities to be registered under Section 12(b) of the Act:

Title of each class
None

Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value Per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year: $15,981,622.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $17,840,694. Based on average bid/ask price as of March 18, 2002.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,719,585

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form l0-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (‘‘Securities Act’’). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):   Yes  ☒   No  ☐

PART I

(ALTERNATIVE 2)

ITEM 1.     DESCRIPTION OF BUSINESS

Business Development By Issuer and Subsidiaries

Northwest Bancorporation, Inc. (“the Company’’) was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank’’) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company pursuant to a Plan of Exchange dated March 23, 1993, as amended April 1, 1993, between the Company and the Bank. The Bank has been a wholly owned subsidiary of the Company since that date. The Bank had commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. During 1995, it transferred its corporate domicile and state bank charter to Idaho in order to implement branching activity in that state. During 1997, it re-transferred its corporate domicile and state bank charter to Washington; it continues to have authorization to establish and operate branch facilities in Idaho.

On February 27, 1998, the Company established a second subsidiary through the acquisition of all the outstanding common stock of Hege Company, Inc., a Washington corporation engaged in business as a non-supervised mortgage loan correspondent, in exchange for 4,770 shares of common stock of the Company. The shares were considered to have an agreed market value of $14 per share (adjusted for the stock split on May 28, 1999) for total consideration of $66,780; the purchase price also included an additional cash payment of $145,554. In connection with the acquisition, the subsidiary’s name was changed to INB Mortgage Company (“INB Mortgage”). In October 2000, INB Mortgage was merged with and into the Bank, with the mortgage origination function continuing as a department of the Bank.

General

The Company.    During the past five fiscal years, the Company’s assets and revenues have increased because of the growth of the Bank. Although the Company’s management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the parent company of the Bank. Expenses associated with any new business activity initially would need to be funded through dividends received by the Company from the Bank. Consequently, the Company would not be able to engage in any new business activity if the associated costs and expenses would require the payment of a dividend from the Bank that would adversely affect the ability of the Bank to conduct its business.

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2001 and 2000 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” on pages 7-13. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington, and it has eight other branches located in the Spokane, Washington, Coeur d’Alene, Idaho and Post Falls, Idaho areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of approximately 417,939 and Kootenai County, Idaho, with a population of approximately 108,685; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2000. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The market area is considered strong and stable.

Banking Services.    A variety of commercial and retail banking services have been offered by the Bank as its principal products during the past five years. The Bank strives to occupy a niche market wherein it specializes in the delivery of depository, cash management, and lending arrangements to professionals in business and medical related services and to small businesses employing from several to 150 or more employees.

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

The Bank also offers a full range of short-to medium-term commercial and personal loans. These credit services include:

To businesses:

(1)	Operating loans and lines;

(2)	Equipment loans;

(3)	Commercial real estate and construction loans; and,

(4)	Guaranteed or subsidized loan programs for small businesses.

To individuals:

(1)	Installment loans for vehicle, professional services, and personal lines of credit;

(2)	Home loans (conventional and insured);

(3)	Home improvement and rehabilitation loans;

(4)	Guaranteed or subsidized loan programs; and

(5)	National credit card (Visa, Mastercard, etc.).

Other services that the Bank offers include cash management services, investment services, wire transfers, direct deposit of payroll and social security checks, automated teller machine access, PC and Internet banking, and automatic drafts and transfers to and from various accounts.

INB Mortgage.    In October 2000 the Company merged its mortgage-lending subsidiary, INB Mortgage, with and into its banking subsidiary, with the Bank as the surviving company. A merger of the two subsidiaries was anticipated and discussed in the Company’s Annual Report on Form 10-KSB filed March 30, 2000.

Merger of INB Mortgage into the Bank resulted in certain non-recurring, non-cash losses being realized in the year ending December 31, 2000. Remaining goodwill, booked at the time of the acquisition of INB Mortgage, was carried on the books of the Company and totaled $167,621 when the decision to merge INB Mortgage with and into the Bank was made. While management felt that there was significant value to retaining INB Mortgage personnel in a department of the Bank and that the licenses and approvals transferred to the Bank had meaningful value, the exact value of those intangibles was difficult to determine. To comply with generally accepted accounting principles; the full remaining value of goodwill was eliminated, for book purposes, as a charge to earnings during 2000. The effective date of the merger was October 23, 2000.

As a department of the Bank, the mortgage loan origination operation is subject to significantly lower break-even requirements than as an independent company. Additionally, with the mortgage department part of a much larger organization, management of the Bank is better able to adjust resources and expenses in response to changes in the mortgage market and the volume of business generated.

The mortgage department is housed in two Bank branches and the Bank has retained all previous correspondent relationships originally in place with INB Mortgage, as well as internal underwriting authority. The mortgage department offers virtually all mortgage products available in the market, specializing in Conventional, FHA & VA home loans for purchase or refinance of 1-4 family residential living units. All loans produced, as well as loan servicing rights, are sold to third-party investors.

Competition

The Bank.    Competition in the banking and financial services industry is significant and has intensified in recent years. Competitors include financial institutions within the traditional banking system, such as commercial banks, savings banks and credit unions. Furthermore, financial institutions from outside the traditional banking system, such as investment banking and brokerage firms, insurance companies, credit card issuers, mortgage companies, and related industries offering bank-like products, have widened the competition. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, and other recent developments, it is anticipated that competition will increase in the future. Competition in the Bank’s market area is not greater than competition in other parts of the United States. Consequently, neither the Bank nor the Company believe that the Bank faces unusual competitive conditions.

At present, there are 17 other local, independent community-based banks operating in the Bank’s primary market area which offer services similar to, and which are in direct competition with, the Bank. Two of these community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 18 commercial banks and savings banks in Spokane County, Washington, having a total of 110 locations and an estimated total of $3,645 million in deposits as of June 30, 2001, the most recent date for which information is readily available. Based on the same information there are 12 commercial banks and savings banks in Kootenai County, Idaho having a total of 35 locations and an estimated total of $949 million in deposits.

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

The Company.    As a bank holding company, the Company is subject to various regulations, including the following, some of which may have a material impact upon the Company’s future financial performance.

Bank Holding Company Regulation.    The Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (collectively, the ‘‘Federal Reserve”). The Company is required to file with the Federal Reserve an annual report and any additional information that the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

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

Restrictions on the Acquisition of the Company.    The acquisition of 10% or more of the Company’s outstanding shares by any person or group of persons may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, as amended, and the acquisition of control of the Company by another company would be subject to regulatory approval under the BHC Act.

Source of Strength Policy.    Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength’’ policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

Effect of Other Legislation.    The Gramm-Leach-Bliley (GLB) Financial Modernization Act, effective March 11, 2000, authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act (CRA) performance are specified. The Company meets the standard to be considered “well-capitalized” and the Bank has a “Satisfactory” CRA rating, meeting the requirements contained in the Act. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

GLB contains provisions related to Bank customer’s rights to financial privacy and requires that financial institutions implement policies and procedures that control the use and reuse of customer and consumer non-public information. The Bank provided its customers with an initial notification of their rights under GLB in the first quarter 2001 and, as provided for in the legislation, has established policies and procedures for notification to new customers, as they open their accounts, and to all customers annually.

The Bank.    As a Washington state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is subject to various regulations, including the following.

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

The approval of a Bank’s primary regulator is required prior to any merger or consolidation or the establishment or relocation of any office. Various consumer laws and regulations also affect the operations of the Banks.

Affiliate Transactions.    The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any non-bank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing ‘‘low-quality” assets from affiliates.

FDIC Assessments.    The deposits of the Bank are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC’s Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF. In 1996, legislation was enacted that provides that the Financing Corporation (“FICO”) bond repayment obligations would be shared by institutions insured by the BIF and the Savings Association Insurance Fund (“SAIF”). For the years 1997 through 1999, BIF-assessable deposits were assessed at a FICO premium rate of 1/5 of the rate imposed on SAIF-assessable deposits. In 2000 the differential between BIF and SAIF was eliminated and BIF insured institutions began paying premiums at the same rate as SAIF insured institutions. The annual rate during 2001 was 1.96 basis points for the first quarter, 1.90 for the second quarter, 1.88 for the third quarter and 1.84 for the fourth quarter.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, ‘‘undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2001, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.21%, 10.70% and 12.07%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2001, the Bank held stock in the FHLB in the amount of $556,900.

The Company and the Bank.    As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

Risk-Based Capital Requirements.    Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.0%. At least half of the total capital must be “Tier 1” capital, which primarily includes common shareholders’ equity and qualifying preferred stock, less goodwill and other disallowed intangibles. “Tier 2’’ capital includes, among other items, partial recognition of increases in the market value of qualifying equity securities, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3.0% for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio that exceeds the 3.0% minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2001 the Bank was rated “Satisfactory” with respect to CRA.

Other Regulations.    The policies of regulatory authorities, including the Federal Reserve and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. An important function of the Federal Reserve is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Supervision, regulation or examination of the Company by these regulatory agencies is not intended for the protection of the Company’s shareholders.

Employees

The Bank employed 104 employees, representing 94.2 full time equivalent positions as of December 31, 2001; the Company, separate from the Bank, does not have any compensated employees.

Summary Performance Information

Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

The Bank has experienced growth in total assets of 11.1% and 8.4% for the fiscal years ended December 31, 2001 and 2000, respectively. Net loan growth was 8.6% and 11.5% for these same periods. Also for these same periods, loan losses net of recoveries were $1,065,724 and $395,450, respectively. The Bank continues to provide for anticipated future losses through increases in the allowance for loan loss reserve which was at $1,649,034 or 1.26% of outstanding loans, on December 31, 2001 and $1,624,758, or 1.36% of outstanding loans, on December 31, 2000. For information on the Bank’s capital ratios as of December 31, 2001, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

Statistical Disclosure

Certain statistical and other information is set forth below. All information in this sub-section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

All references in this sub-section to historical statistical and other information are to the historical consolidated information of the Company and the Bank for the two most recently ended fiscal years.

I.    DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST     RATES AND INTEREST DIFFERENTIAL.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES
(Dollars in Thousands)

	2001			2000
	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid
ASSETS
Investment Securities:
Taxable Investments	$41,618	$2,609	6.27%	$34,978	$2,385	6.82%
Nontaxable Investments	225	10	4.44%	450	21	4.67%

Total Investment Securities	41,843	2,619	6.26%	35,428	2,406	6.79%

Interest-bearing Deposits with Banks	80	1	1.25%	163	4	2.45%
Fed Funds Sold	6,064	210	3.46%	6,338	393	6.20%

Total Investments	47,987	2,830	5.90%	41,929	2,803	6.69%

Real Estate Loans	19,476	1,607	8.25%	22,841	2,289	10.02%
Consumer Loans	7,645	677	8.86%	7,929	755	9.52%
VISA/MC	1,373	196	14.28%	1,219	151	12.39%
Commercial Loans	98,574	8,732	8.86%	81,579	8,021	9.83%

Total Loans	127,068	11,212	8.82%	113,568	11,216	9.88%

Total Earning Assets	175,055	14,042	8.02%	155,497	14,019	9.02%
Less Reserve for Possible Loan Losses	-1,589			-1,603
Cash and Due from Banks	7,261			7,723
Other Non-earning Assets	5,511			5,486

Total Assets	$186,238			$167,103

LIABILITIES AND STOCKHOLDER’S EQUITY
NOW Accounts	$11,519	$218	1.89%	$6,317	$131	2.07%
Money Market Accounts	32,741	941	2.87%	30,585	1,319	4.31%
Savings Accounts	3,729	56	1.50%	3,697	83	2.25%
Other Time Deposits	69,376	3,819	5.50%	60,868	3,604	5.92%

Total Interest-bearing Deposits	117,365	5,034	4.29%	101,467	5,137	5.06%
Securities Sold Under Repurchase Agreements/Borrowed Funds	23,257	716	3.08%	23,120	1,371	5.93%

Total Interest-bearing Liabilities	140,622	$5,750	4.09%	124,587	$6,508	5.22%

Demand Deposits	29,247			28,498
Other Liabilities	1,339			534
Stockholder’s Equity	15,030			13,484

Total Liabilities and Stockholders’ Equity	$186,238			$167,103

Net Interest Income	$8,292			$7,511
Net Average Yield on Interest-earning Assets	4.74%			4.83%

COMMENTS
1.	There were no out-of-period adjustments.
2.	Interest income has been adjusted to include loan fees earned.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	The Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2001	2000	Variance	2000 Rate	Change in income due to change in volume	Change in rate	Difference in income on 2000 volume due to rate change		Change in income due to change in rate and volume		Net change in income due to rate and volume changes
	($ in thousands)
ASSETS
Loans	$127,068	$113,568	$13,500	9.88%	$1,333	-1.05%	-$	1,195	-$	142	-$	4
Securities	41,843	35,428	6,415	6.79%	436	-0.53%		-189		-34		213
Fed Funds Sold/Interest Bearing Bank Balances	6,144	6,501	-357	6.11%	-22	-2.67%		-174		10		-186

			$19,558

Net Change in Income on Total Earning Assets												$23

LIABILITIES
NOW Accounts	$11,519	$6,317	$5,202	2.07%	$108	-0.18%	-$	11	-$	9		$87
Money Market Accounts	32,741	30,585	2,156	4.31%	93	-1.44%		-440		-31		-378
Savings Accounts	3,729	3,697	32	2.25%	1	-0.74%		-27		0		-27
Time Deposits	69,376	60,868	8,508	5.92%	504	-0.42%		-253		-35		215
Securities Sold under Repurchase Agreements	23,257	23,120	137	5.93%	8	-2.85%		-659		-4		-655
Net Change in Expense on Total Interest Bearing Deposits											-$	758

Net Increase in Net Interest Income												$781

II.    INVESTMENT PORTFOLIO.

Securities

The book & market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2001		December 31, 2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$5,527	$5,661	$2,509	$2,556
Obligations of federal government agencies	26,290	26,681	28,128	28,263
Mortgage backed securities	7,769	7,876	8,528	8,636
Corporate debt obligations	721	720	0	0

Total	$40,307	$40,938	$39,165	$39,455

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$225	$235	$225	$228

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2001 ($ in thousands, at amortized cost.):

	Within 1 year maturity	Weighted average yield	After 1 year but within 5 years maturity	Weighted average yield	After 5 years but within 10 years maturity	Weighted average yield	After 10 years maturity	Weighted average yield	Total	Weighted total average yield
U.S. Treasury	$1,988	2.96%	$2,531	4.51%	$1,088	5.99%	$0	n/a	$5,527	4.22%
U.S. Government Agencies	151	4.64%	9,999	5.40%	14,142	5.96%	1,998	7.01%	$26,290	5.82%
MBS (GNMA/FNMA)	0	n/a	0	n/a	0	n/a	7,769	6.94%	$7,769	6.94%
Corporate Bonds	0	n/a	721	6.03%	0	n/a	0	n/a	$721	6.03%
State and Political Subdivisions	0	n/a	225	6.49%	0	n/a	0	n/a	$225	6.49%

Total by Maturity and yield	$2,139	3.08%	$13,476	5.28%	$15,150	5.96%	$9,767	6.95%	$40,532	5.82%

Comment 1.     Yields have been adjusted on tax-exempt investments to determine a tax-equivalent yield.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III.     LOAN PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31,
	2001	2000
Commercial loans	$105,457	$91,398
Real estate loans	16,943	19,416
Installment loans	4,446	5,132
Consumer and other loans	3,726	4,462

Total Loans	$130,572	$120,408

Allowance for loan losses	-1,649	-1,625
Deferred loan fees, net of deferred costs	-322	-340

Net Loans	$128,601	$118,443

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2001 ($ in thousands):

	Within 1 year	After 1 year but within 5 years	After 5 years	Total
Commercial	$44,680	$52,872	$7,905	$105,457
Real Estate Loans	8,229	4,457	4,257	16,943
Installment	1,128	2,329	989	4,446
Consumer and Other	1,646	0	2,080	3,726

	$55,683	$59,658	$15,231	$130,572

Loans maturing after one year with:
Fixed Rates	$9,885	$18,945	$14,071	$42,901
Variable Rates	45,798	40,713	1,160	87,671

Totals	$55,683	$59,658	$15,231	$130,572

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

	2001	2000
	($ in thousands)
Loans accounted for on a non-accrual basis	$1,431	$543
Loans contractually past due ninety days or more as to interest or principal	$492	$77
Gross interest income which would have been recorded under original terms	$210	$68
Gross interest income recorded during the period.	$69	$18

C.2.
As of the end of the most recent reported period, 12/31/2001, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.     SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31,
	2001	2000
	($ in thousands)
Total loans net of deferred fees at end of period	$130,250	$120,068
YTD average net loans	127,068	113,568
Balance of allowance for possible loan losses at beginning of period	1,625	1,480
Loan charge-offs:
Commercial	808	277
Real Estate	98	66
Installment	173	90

Total Charge-offs	1,079	433
Recoveries of loans previously charged-off:
Commercial	8	29
Real Estate	1	7
Installment	4	2

Total Recoveries	13	38

Net Charge-offs	1,066	395
Provision charged to expense	1,090	540

Balance of allowance for possible loan losses at end of period	1,649	1,625

Ratio of net charge-offs during period to average loans outstanding	0.84%	0.35%

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31,
	2001		2000
	Amount	% of Allowance to Total Allowance	Amount	% of Allowance To Total Allowance
Risk Category 1 (Excellent)	$1	0.06%	$1	0.06%
Risk Category 2 (Good)	3	0.18%	6	0.37%
Risk Category 3 (Pass)
Commercial	432	26.20%	376	23.14%
Consumer	64	3.88%	65	4.00%
Risk Category 4 (Pass/Monitor)	81	4.91%	136	8.37%
Risk Category 5 (Watch)	*		*
Risk Category 6 (Substandard)	*		*
Risk Category 7 (Doubtful)	*		*
SBA Loans Sold (Retained Portion)	40	2.43%	51	3.14%
Bankcard Loans	72	4.37%	70	4.31%
Specifically Identified Potential Loss *	414	25.11%	280	17.23%
Commitments to Lend under Lines of Credit	286	17.34%	265	16.31%
Supplementary Allowance Not Specifically Allocated	256	15.52%	375	23.08%

	$1,649	100.00%	$1,625	100.00%

*
Risk category 5,6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5,6 & 7 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31,
	2001		2000
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$29,247	n/a	$28,498	n/a

Interest Bearing Deposits:
NOW Accounts	11,519	1.89%	6,317	2.07%
Money Market Accounts	32,741	2.87%	30,585	4.31%
Savings Accounts	3,729	1.50%	3,697	2.25%
Time Deposits	69,376	5.50%	60,868	5.92%

Total Interest Bearing Deposits	$117,365	4.29%	$101,467	5.06%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31,
	2001	2000
3 Months or Less	$15,544	$5,078
Over 3 through 6 Months	3,393	7,406
Over 6 through 12 Months	3,672	4,585
Over 1 year through 5 years	846	1,040
Over 5 years	0	0

	$23,455	$18,109

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the two-year periods ended December 31, 2001 and December 31, 2000 are as follows:

	2001	2000
Ratio:
Return on Average Assets	0.64%	0.48%
Return on Average Equity	7.91%	5.93%
Average Equity to Average Assets	8.07%	8.07%
Dividend Payout Ratio	0.00%	0.00%

VII.    SHORT-TERM BORROWINGS.

As of the most recent reporting period, 12/31/2001, the Company has not borrowed any funds on a short-term basis.

Rate Shock

Periodically, the Bank commissions an analysis of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank’s equity. The Seattle Branch of the Federal Home Loan Bank generally performs the analyses, semi-annually.

The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of between +300 basis points and –300 basis points (+3% to -3%) as applied to all earning assets and interest bearing liabilities. Depending upon the re-pricing characteristics of the Bank’s assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income. If, for example, substantially all of the Bank’s deposits are fixed rate and substantially all of the Bank’s loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar effect on the value of the Bank’s equity. Non-interest income and non-interest expense are assumed to remain constant.

Presented below are the results of the analysis performed on financial information as of December 31, 2001. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. The analysis performed December 31, 2001 was somewhat higher than previous years, at twelve-plus percent change. There is currently no specific discipline that applies to change in economic value of equity; however, it has been management’s recent thought to allow slightly more volatility in net interest income in order to achieve less volatility in economic value of equity.

Net Interest Income and Market Value
Summary Performance
December 31, 2001
($ in thousands)

	Net Interest Income				Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change From Base		% Change From Base	Estimated Value	$ Change From Base		% Change From Base
+300	$10,188		$1,598	18.60%	$19,794		$1,799	10.00%
+200	$9,658		$1,068	12.43%	$19,451		$1,456	8.09%
+100	$9,128		$538	6.26%	$18,912		$917	5.10%
Base	$8,590		$0	0.00%	$17,995		$0	0.00%
-100	$7,626	-$	964	-11.22%	$15,402	-$	2,593	-14.41%
-200	$6,904	-$	1,686	-19.63%	$13,799	-$	4,196	-23.32%
-300	$5,988	-$	2,603	-30.30%	$13,352	-$	4,643	-25.80%

Forward-looking Statements

This section, as well as certain other sections of this Annual Report, may contain forward-looking statements regarding, among other possible items, anticipated trends in the Company’s business. These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company’s control. Actual results could differ materially from these forward-looking statements as a result of various factors, including, among other possible ones, competition, regulatory, economic and business influences, services and products, business and growth plans and strategies, and other relevant market conditions. In light of these risks and uncertainties, there can be no assurance that any forward-looking statements contained in this Annual Report will in fact take place or prove to be accurate.

Assessment of Year 2000 Issues

As noted in its Annual Report on Form 10-KSB for the fiscal year 2000, filed on March 30, 2001, the Company, and its subsidiaries, did not experience any internal equipment or software issues related to Y2K considerations. Certain “critical” dates remained as concerns to the banking industry and its regulators in the year

2000. For example, October 10, 2000 was the first date that included two digits in the month-field, two digits in the day-field and two or four digits in the year-field. December 31, 2000 was the 366th day of the year, testing appropriate programming for the leap year. The Company did not experience any problems related to those, or other, dates; and, it appears that Y2K concerns are now behind us.

ITEM 2.     DESCRIPTION OF PROPERTY

Prior to 2000, the Company did not own or lease any real property and did not own any personal property other than the shares of common stock of its subsidiaries. As a consequence of the merger of INB Mortgage and the Bank, the Company did assume the remaining lease obligation of INB Mortgage for its facilities located on Third Avenue in Spokane, Washington, as well as the remaining unamortized book value of leasehold improvements at two former INB Mortgage Company sites. The Company expensed the remaining leasehold improvements in 2001, in the amount of $15,000. The Company is obligated to pay monthly rental on the Third Avenue site through the expiration of the lease, on September 30, 2002. The total remaining obligation under the lease is approximately $22,000. The Lessor has agreed, however, to terminate the lease effective March 31, 2002. As a result, the Company’s remaining obligation will be reduced by approximately $6,000. For its other business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe branch located in north Spokane, Washington and, in 2001, purchased additional real property for the construction of a new branch in Coeur d’Alene, Idaho. The Bank owns the building for the South Hill branch located in south Spokane, Washington, which is constructed on leased land. The new Coeur d’Alene branch is currently under construction, with an estimated opening date of June 3, 2002; the Bank will own the building.

The Bank leases its principal office and main branch located at the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space, which is used for a drive-through banking station and parking facilities. The Bank leases a branch in Coeur d’Alene, Idaho (the Sherman Avenue branch); that lease expires on May 31, 2002, at which time the Sherman Avenue branch will be closed and the new, Bank owned, Coeur d’Alene branch will open.

The Bank leases a total of five other branches situated inside retail grocery stores. Four of the branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch). The remaining such branch is located in Post Falls, Idaho (the Post Falls branch.)

The Bank leases one additional office situated in the same retail grocery store as its Spokane Valley branch. The office formerly housed the Spokane Valley branch, which was relocated to more spacious quarters in 1999; this office is used by four employees of the Bank’s mortgage department.

In addition to the two owned locations, the Bank has made significant improvements in the one ground-lease location and in the leasehold improvements in the seven leased locations. As of December 31, 2001, the total net book value of the Bank’s consolidated premises and equipment was $3,277,157.

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

Dwight B. Aden, Jr.—Mr. Aden is 59 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Jimmie T.G. Coulson—Mr. Coulson is 68 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2002. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 64 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2002. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 55 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 65 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2002. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Clark H. Gemmill—Mr. Gemmill is 59. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. During the past five years, he has been a Vice President with UBS Paine Webber, a financial investment firm with a branch office in Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 53; he is a director, President and Chief Executive Officer of the Bank. He has been a director of the Bank since May 16, 2000 and has served as President of the Company and President and Chief Executive Officer of the Bank since July 1, 2001. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2003.

Bryan S. Norby—Mr. Norby is 44. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the Shareholders to be held in 2003. During the past five years Mr. Norby has been a certified public accountant and is Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 67 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2003. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Hubert F. Randall—Mr. Randall is 73. He has been a director of the Bank since its incorporation on May 26, 1989 and has been a director of the Company since March 30, 1992. Mr. Randall’s current term as a director will expire at the annual meeting of the shareholders to be held in 2003. Mr. Randall retired in July 1990. For the five years prior to his retirement, he was the Executive Vice President and Chief Executive Officer of Kim Hotstart Manufacturing Company, Inc., a Spokane company specializing in the design and manufacture of heating systems for industrial engines.

Phillip L. Sandberg—Mr. Sandberg is 69 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 65; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2004.

William E. Shelby—Mr. Shelby is 63 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. During the past five years Mr. Shelby has been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 68 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2004. Mr. Walker retired in 1995. For the five years prior to his retirement, he was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 31 and is an officer of the Bank and Secretary of the Company. She has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Vice President and Cashier of the Bank.

Ronald M. Bower—Mr. Bower is 60 and joined the Bank in January 2000. For the five years prior to that time, Mr. Bower was Senior Vice President and Manager of Credit Risk Management for Eastern Washington and Northern Idaho for a regional financial institution with offices in Spokane. He currently is Executive Vice President and Chief Credit Officer of the Bank.

Christopher C. Jurey—Mr. Jurey is 52 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers.

Significant Employees

James M. Abrahamson—Mr. Abrahamson is 60 and has been an officer of the Bank since 1996. He currently is a Senior Vice President, Commercial Loan Officer and team leader.

Douglas J. Beaudoin—Mr. Beaudoin is 51 and has been an officer of the Bank since 1998. Prior to that time, between 1996 and 1998, Mr. Beaudoin worked as a Vice President in the commercial real estate division of a regional financial institution with offices in Spokane. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Richard L. Brittain—Mr. Brittain is 50 and has been an officer of the Bank since 1995. He currently is a Vice President, Commercial Loan Officer and team leader.

Elizabeth A. Herndon—Ms. Herndon is 48 and has been an officer of the Bank since 1995. She currently is a Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 46 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

ITEM 4.    REMUNERATION OF DIRECTORS AND OFFICERS

The following table sets forth information as to remuneration received by the three highest paid executive officers of the Bank in the 2001 fiscal year. No officer or director of the Company has received any other remuneration or indirect financial benefit to date.

Name of individual or identity of group	Capacities in which remuneration was received	Aggregate annual Remuneration for last fiscal year
Frederick M. Schunter	Former President and Chief Executive Officer (retired effective June 30, 2001)	$86,231	(1)
Randall L. Fewel	President and Chief Executive Officer (effective July 1, 2001 – previously Executive Vice President and Chief Operating Officer)	129,395
Christopher C. Jurey	Executive Vice President and Chief Financial Officer	108,983

(1)
Does not include salary and bonus in the amount of $92,228 expensed by the Bank during the year but deferred as to payment until subsequent years by agreement of the parties. Does not include benefits under a retirement plan for Mr. Schunter, which is further described below. The net post-retirement cost recognized for this plan in fiscal year 2001 was $25,410.

Directors of the Bank (excluding the Chairman, Mr. Schunter (prior to his retirement) and Mr. Fewel) received an attendance fee in the amount of $200 per meeting and $100 per committee meeting. The Chairman receives a $400 attendance fee per meeting. Director/employees are not compensated for meeting attendance. Each director other than the Board Chairman, Mr. Schunter and Mr. Fewel also received 200 shares of Common Stock of the Company as additional compensation. The Board Chairman received 300 shares of Common Stock of the Company as additional compensation. No other compensation arrangement has been established for the directors of the Company as yet. The aggregate annual remuneration of executive and corporate officers and directors of the Bank as a group was $673,750 for fiscal year 2001.

The Bank has entered into employment agreements with Mr. Fewel, Mr. Jurey, Mr. Bower and Ms. Austin; these employment agreements provide for a continuous employment term until such time as the Bank notifies the employee that the Bank will establish an employment term of one (1) year commencing with the date of receipt of notice by the employee. For the fiscal year 2002, the fixed salary for Randall L. Fewel is $132,500 and for Christopher C. Jurey is $105,400.

The Bank has purchased and maintains a term life insurance policy on the life of the former Chief Executive Officer in the aggregate amount of $250,000. The Bank is the owner and beneficiary of life insurance policies on Mr. Schunter with a total face value of $226,274 and cash surrender value of $182,755 and $151,665 at December 31, 2001 and 2000, respectively.

Mr. Schunter has an un-funded retirement plan, which vested in full at retirement. The plan provides for monthly payments to the executive upon his retirement and, alternatively, to his surviving spouse in the event of his death, for a period of fifteen years following retirement. At December 31, 2001 and 2000, $213,216 and $205,564, respectively, had been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements. The present value at retirement of the retirement benefit obligation was approximately $220,173. The un-funded benefit has been expensed over the period of service through the retirement date. The net post-retirement benefit cost recognized was $25,410 and $35,400 during the years ended December 31, 2001 and 2000, respectively.

Both the Bank and the Company are and will be highly dependent upon the services of Mr. Fewel and Mr. Jurey. Other than the Employment Agreements described herein, neither the Bank nor the Company have any specific arrangement with these individuals to assure that they will remain with the Bank or the Company and not compete upon termination of their employment.

Security Ownership of Management and Certain Security Holders

This information has been provided for the executive officers of the Bank. The Company does not have any compensated officers.

Title of Class	Name and Address of Owner	Amount Owned	Percent of Class (as of March 19, 2002)
Common Stock	Randall L. Fewel 421 W. Riverside, Suite 113 Spokane, WA 99201-0403	10,115.59%

Common Stock	Frederick M. Schunter 3259 S. High Drive Spokane, WA 99203	48,005	2.79%

Common Stock	Christopher C. Jurey 421 W. Riverside, Suite 113 Spokane, WA 99201-0403	14,349.83%

Officers and directors as a group own of record, to the knowledge of the Company, 470,761 shares of common stock of the Company, representing 27.38% of the outstanding shares of common stock. No shareholder presently owns more than ten percent (10%) of the outstanding shares of common stock of the Company.

Name of Holder	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price(1)	Date Exercisable (if not currently vested)(2)	Expiration Date
Randall L. Fewel	option—1,467 option—1,334 option—1,213 option—2,205 option—2,205 option—3,150 option—10,000	8.35 9.37 10.72 14.51 14.51 9.52 10.00	n/a n/a 20%—12/16/2002 40%—12/15/2003 60%—12/21/2004 80%—12/19/2005 100%—7/01/2006	January 1, 2005 December 16, 2006 December 15, 2007 December 14, 2008 December 20, 2009 December 18, 2010 June 30, 2011

Frederick M. Schunter(3)	option—2,935 option—2,668 option—1,940 option—1,985 option—1,323	8.35 9.37 10.72 14.51 14.51	n/a n/a n/a n/a n/a	January 1, 2005 December 16, 2006 December 15, 2007 December 14, 2008 December 20, 2009

Christopher C. Jurey	option—1,467 option—1,334 option—1,213 option—2,205 option—2,205 option—2,100	8.35 9.37 10.72 14.51 14.51 9.52	n/a n/a 20%—12/16/2002 40%—12/15/2003 60%—12/21/2004 80%—12/19/2005	January 1, 2005 December 16, 2006 December 15, 2007 December 14, 2008 December 20, 2009 December 18, 2010

(1)
The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)
The options granted to the above persons expiring December 16, 2006, December 15, 2007, December 14, 2008, December 20, 2009, December 18, 2010, and June 30, 2011 respectively, are subject to a vesting schedule of 20% per year after the first year. The non-vested percentage of options granted is shown for each year, along with the date when all options for each particular year will be fully vested.

(3)
Vested options as of December 31, 2001. Mr. Schunter’s last day of employment, for purposes of the vesting provision, is December 31, 2001 by agreement of the parties. Therefore, no options will vest after that date. The number of options and the price of each option set forth above will be adjusted for stock splits that may be declared prior to exercise.

Interest of Management and Others in Certain Transactions

The Bank has had, and may be expected to have in the future, deposits and loans in the ordinary course of business with directors, officers, their immediate families and affiliated companies in which they are principal shareholders, all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable banking transactions with others. The loan balance of any one related party is not material. The aggregate loan balances with related parties at December 31, 2001, was $2,315,205. Unused commitments were $2,157,657.

PART II

ITEM 1.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY                    AND OTHER SHAREHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock. Transactions take place from time to time and the Company becomes aware of those transactions if certificates are presented for transfer. Quotations are published in a daily newspaper in Spokane, Washington and may be obtained on the Internet by researching the symbol “NBCT,” but those quotations are not necessarily reflective of actual transactions. The newspaper quotations are derived from information published on the Internet by various quotation services and are intended as a guide to shareholders intending to engage in a transaction. The high and low range of those quotations by quarters for the Company’s last two fiscal years is set forth below.

	(adjusted for 5% stock dividends in May 2001 and 2000)
	2001		2000
	High	Low	High	Low
January 1 – March 31	$8.57	$7.62	$13.61	$11.79
April 1 – June 30	$9.52	$8.57	$12.38	$11.43
July 1 – September 30	$10.50	$8.75	$11.43	$9.52
October 1 – December 31	$9.00	$9.00	$10.48	$7.62

The Company declared a 5% stock dividend, payable June 15, 2001, to holders of record May 15, 2001; 82,800 shares were issued on June 15, 2001.

The above quotations also do not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used. To the best knowledge of the Company, the price per share paid in actual transactions during the quarter ended December 31, 2001 was $9.00.

Holders

As of December 31, 2001, there were approximately 468 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of record holders.

Dividends

In the last two fiscal years, the Company has not declared or paid any cash dividends on its common stock.

Under the Washington Business Corporation Act, dividends may not be paid if, after the payment is made, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities (plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders, if any, whose preferential rights are superior to those receiving the distribution).

The principal source of the Company’s revenue and cash flow is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends or otherwise make distributions or supply funds to the Company. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the bank subsidiary’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

ITEM 2.    LEGAL PROCEEDINGS

Other than routine litigation incidental to the business of the subsidiary, there are no pending legal proceedings in which the Company or its subsidiary is a party or any of their respective properties is subject. There are no pending legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or its subsidiary or has a material interest adverse to the Company or its subsidiary.

ITEM 3.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or its subsidiary.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2001 fiscal year.

ITEM	5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Company’s review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been timely complied with in 2001.

ITEM	6. REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the last quarter of the fiscal year 2001.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
INDEPENDENT AUDITOR’S REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Northwest Bancorporation, Inc.
and Subsidiary
Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington
January 18, 2002

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2001	2000
A S S E T S
Cash and due from banks	$8,710,181	$8,643,770
Federal funds sold	6,620,000	699,000
Securities available for sale	40,937,748	39,454,896
Securities held to maturity	225,000	225,000
Federal Home Loan Bank stock, at cost	556,900	520,400
Loans receivable, net of allowance for loan losses 2001 $1,649,034; 2000 $1,624,758	128,600,767	118,442,664
Loans held for sale	932,860	628,682
Premises and equipment	3,277,157	2,792,969
Accrued interest receivable	1,096,975	1,336,382
Foreclosed real estate and other repossessed assets	317,276	468,101
Other assets	1,592,611	528,806

Total assets	$192,867,475	$173,740,670

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$152,176,973	$138,886,129
Securities sold under agreements to repurchase	22,409,164	17,580,815
Accrued interest and other liabilities	898,659	1,052,312
Borrowed funds	1,803,974	1,885,622

Total liabilities	177,288,770	159,404,878

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, no par value, authorized 5,000,000 shares issued 1,720,530 and 1,656,766 shares outstanding	13,495,186	12,836,358
Retained earnings	1,666,961	1,308,515
Accumulated comprehensive income	416,558	190,919

Total stockholders’ equity	15,578,705	14,335,792

Total Liabilities and Stockholders’ Equity	$192,867,475	$173,740,670

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2001	2000
Interest Income:
Loans receivable, including fees	$11,212,303	$11,216,849
Investment securities:
U.S. Treasury securities	229,382	200,764
U.S. government agency securities	2,341,018	2,151,232
Other securities	49,139	57,488
Federal funds sold	210,188	393,020

Total interest income	14,042,030	14,019,353

Interest Expense:
Deposits	5,033,980	5,135,594
Borrowed funds and securities sold under agreements to repurchase	716,034	1,372,418
Total interest expense	5,750,014	6,508,012

Net interest income	8,292,016	7,511,341
Provision for loan losses	1,090,000	540,000

Net interest income after provision for loan losses	7,202,016	6,971,341

Noninterest Income:
Service charges on deposits	844,561	792,983
Net gains from sale of loans	542,580	462,414
Gain (loss) on sale of securities	115,667	(1,997)
Other income	436,784	444,336

	1,939,592	1,697,736

Noninterest Expense:
Salaries and employee benefits	4,346,222	4,252,042
Occupancy expense	627,691	624,881
Equipment expense	565,059	519,700
Loss (gain) on foreclosed real estate	(30,989)	61,575
Impairment loss on goodwill	—	174,237
Other operating expenses	1,832,508	1,841,644

	7,340,491	7,474,079

Net income before federal income taxes	1,801,117	1,194,998
Federal income tax expense	612,302	395,813

Net Income	$1,188,815	$799,185

Basic earnings per share	$0.68	$0.46

Diluted earnings per share assuming full dilution	$0.68	$0.46

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares of Common Stock	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Comprehensive Income
Balance, December 31, 1999	1,276,051	$11,145,919	$10,312,307	$1,535,355	$(701,743)
Net income for 2000		799,185	—	799,185	—	$799,185
Repurchase of 751 shares	(751)	(5,825)	(5,825)	—	—
Exercise of 284,674 stock warrants	298,991	1,458,271	1,458,271	—	—
Issuance of stock to directors, 2,500 shares	2,625	32,500	32,500	—	—
5% stock dividend 78,925 shares of common stock	78,925	—	1,026,025	(1,026,025)	—
Net change in unrealized gain on available for sale securities, net of taxes of $459,856	—	892,662	—	—	892,662	892,662
Exercise of 881 stock appreciation rights	925	13,080	13,080	—	—

Comprehensive income						$1,691,847

Balance, December 31, 2000	1,656,766	14,335,792	12,836,358	1,308,515	190,919
Net income for 2001	—	1,188,815	—	1,188,815	—	$1,188,815
Repurchase of 24,314 shares	(24,314)	(221,532)	(221,532)	—	—
Exercise of 2,542 stock options	2,542	25,000	25,000	—	—
Sale of 236 shares	236	2,360	2,360	—	—
Issuance of stock to directors, 2,500 shares	2,500	25,000	25,000	—	—
5% stock dividend 82,800 shares of common stock	82,800	—	828,000	(828,000)	—
Payment of fractional shares	—	(2,369)	—	(2,369)	—
Net change in unrealized gain on available for sale securities, net of taxes of $116,241	—	225,639	—	—	225,639	225,639

Comprehensive income						$1,414,454

Balance, December 31, 2001	1,720,530	$15,578,705	$13,495,186	$1,666,961	$416,558

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,188,815	$799,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460,686	450,177
Impairment loss on goodwill	—	174,237
Provision for loan losses	1,090,000	540,000
Provision for losses on foreclosed real estate and other repossessed assets	30,000	38,523
Accretion of securities discounts	(97,982)	(28,301)
Amortization of securities premiums	32,984	4,851
Loss on disposal of assets	10,019	2,381
Net gain on sale of foreclosed real estate and other repossessed assets	(60,989)	(16,097)
Stock dividends received	(36,500)	(41,000)
Issuance of stock appreciation rights	—	13,080
Deferred income taxes	86,196	(77,072)
(Gain) loss on sale of securities	(115,667)	1,997
Change in assets and liabilities:
Accrued interest receivable	239,407	(244,551)
Other assets	(1,266,242)	233,229
Loans held for sale	(304,178)	351,993
Accrued interest and other liabilities	(153,653)	62,466

Net cash provided by operating activities	1,102,896	2,265,098

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in federal funds sold	(5,921,000)	6,634,000
Securities available for sale:
Proceeds from maturities or principal payments	30,737,901	1,015,732
Proceeds from sales	2,104,500	997,500
Purchases	(33,802,708)	(9,111,337)
Securities held to maturity:
Proceeds from maturities or principal payments	—	300,000
Purchases of premises and equipment	(960,271)	(462,811)
Proceeds from sale of premises and equipment	5,378	5,304
Proceeds from sale of foreclosed real estate and other repossessed assets	579,548	742,866
Net increase in loans	(11,645,837)	(13,012,713)

Net cash used by investing activities	(18,902,489)	(12,891,459)

See accompanying notes

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(continued)

	Year Ended December 31,
	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$13,290,844	$14,756,283
Net increase (decrease) in securities sold under agreements to repurchase	4,828,349	(346,840)
Proceeds from issuance of capital stock	52,360	1,490,771
Payment of fractional shares	(2,369)	—
Repurchase of capital stock	(221,532)	(5,825)
Repayment of borrowed funds	(81,648)	(4,569,171)
Net decrease in other borrowed funds	—	(529,658)
Net cash provided by financing activities	17,866,004	10,795,560

NET CHANGE IN CASH AND DUE FROM BANKS	66,411	169,199
Cash and due from banks, beginning of year	8,643,770	8,474,571
Cash and due from banks, end of year	$8,710,181	$8,643,770

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$5,957,407	$6,391,733

Income taxes	$606,459	$523,886

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	$341,880	$1,352,518

Acquisition of real estate and other repossessed assets in settlement of loans	$398,068	$379,949

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Corporation) and its wholly-owned subsidiaries, Inland Northwest Bank (the Bank) and INB Mortgage Company (the Mortgage Company). The Mortgage Company’s operations were merged with Inland Northwest Bank on October 31, 2000. The consolidated financial statements include the Mortgage Company’s results of operations for the ten months ended October 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities as of the date of the consolidated statements of financial condition and certain revenues and expenses for the period. Actual results could differ, either positively or negatively, from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans.

Management believes that the allowance for loan losses and other real estate owned is adequate. While management uses currently available information to recognize losses on loans and other real estate (when owned), future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and other real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

Cash equivalents:

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks.”

Securities held to maturity:

Bonds and notes for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

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

Loans:

The Corporation grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout eastern Washington and northern Idaho. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on impaired loans is discontinued generally when the loan becomes 90 days delinquent or when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, if the Bank does not feel they are adequately secured, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

Allowance for loan losses (continued):

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments or principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill:

Goodwill related to the purchase of the Mortgage Company was originally amortized on a straight-line basis over 15 years. The remaining goodwill was considered completely impaired during 2000 due to the continuing losses incurred by the Mortgage Company. All of the remaining goodwill of $174,237 was expensed and is shown on the income statement as “Impairment loss on goodwill.”

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

Stock compensation plans:

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or the measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 14).

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2001	2000
Unrealized holding gains on available for sale securities	$457,547	$1,350,521
Reclassification adjustment for (gains) losses realized in income	(115,667)	1,997

Net unrealized gains	341,880	1,352,518
Tax effect	(116,241)	(459,856)

Net of Tax Amount	$225,639	$892,662

Recent accounting pronouncements:

SFAS No. 141, Business Combinations, requires that all business combinations be accounted for using the purchase method and establishes the accounting and reporting standards for recognition of intangible assets including goodwill. The provisions of this Statement apply to all business combinations initiated after June 30,

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

Recent accounting pronouncements (continued):

2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Corporation was not involved in a business combination during 2001; therefore, this statement does not apply to the Bank.

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Corporation will implement this statement effective January 1, 2002. The Corporation does not expect the statement will result in a material impact on its financial position or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operations of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2001 and 2000, was $116,105 and $132,370, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Investments in Securities

Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2001 and 2000, were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$26,290,089	$421,240	$(30,620)	$26,680,709
U.S. treasury securities	5,526,893	134,157	—	5,661,050
Corporate debt obligations	720,683	2,254	(2,494)	720,443
Mortgage backed securities	7,768,934	157,712	(51,100)	7,875,546

	$40,306,599	$715,363	$(84,214)	$40,937,748

	December 31, 2000
Securities available for sale:
U.S. government agency securities	$28,128,434	$238,269	$(103,480)	$28,263,223
U.S. treasury securities	2,509,052	46,573	—	2,555,625
Mortgage backed securities	8,528,141	137,955	(30,048)	8,636,048

	$39,165,627	$422,797	$(133,528)	$39,454,896

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$225,000	$9,718	$—	$234,718

	December 31, 2000
State and municipal securities	$225,000	$2,824	$—	$227,824

At December 31, 2001 and 2000, securities available for sale with an amortized cost of $26,982,527 and $26,937,317, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The approximate market value of these securities was $27,406,233 and $27,177,549 at December 31, 2001 and 2000, respectively. Securities available for sale with an amortized cost of $2,996,513 and $3,074,618 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $3,049,491 and $3,048,594 at December 31, 2001 and 2000, respectively. Securities available for sale with an amortized cost of $6,176,893 and $7,159,052 at December 31, 2001 and 2000, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $6,334,925 and $7,188,313 at December 31, 2001 and 2000, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Investments in Securities—(Continued)

For the years ended December 31, 2001 and 2000, proceeds from sales of securities available for sale amounted to $2,104,500 and $997,500, respectively. Gross realized gains (losses) during the years ended December 31, 2001 and 2000, were $115,667 and $(1,997), respectively.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2001, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,138,627	$2,143,770
Due from one year to five years	225,000	234,718	13,400,663	13,669,638
Due from five to ten years	—	—	15,000,611	15,213,915
Due after ten years	—	—	1,997,764	2,034,879
Mortgage backed securities	—	—	7,768,934	7,875,546

	$225,000	$234,718	$40,306,599	$40,937,748

Note 3.    Federal Home Loan Bank Stock

The Corporation’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Corporation is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Corporation may request redemption at par value of any stock in excess of the amount the Corporation is required to hold. Stock redemptions are at the discretion of the FHLB.

Note 4.    Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2001	2000
Commercial	$105,456,668	$91,397,470
Real estate	16,943,339	19,415,669
Installment	4,446,156	5,131,668
Consumer and other	3,726,124	4,462,406

	130,572,287	120,407,213
Allowance for loan losses	(1,649,034)	(1,624,758)
Net deferred loan fees	(322,486)	(339,791)

	$128,600,767	$118,442,664

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2001	2000
Balance, beginning of year	$1,624,758	$1,480,208
Provision charged to operations	1,090,000	540,000
Loans charged off, net of recoveries	(1,065,724)	(395,450)

Balance, end of year	$1,649,034	$1,624,758

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Loans Receivable and Allowance for Loan Losses—(Continued)

The loans fall into the following fixed and variable components:

	December 31,
	2001	2000
Fixed rate loans	$42,900,767	$32,736,560
Variable rate loans	87,671,520	87,670,653

	$130,572,287	$120,407,213

Impairment of loans having recorded investments of $1,431,311 and $542,771 at December 31, 2001 and 2000, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $281,671 and $175,160 at December 31, 2001 and 2000, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000, was $573,430 and $825,438, respectively. Interest income on impaired loans of $68,946 and $18,215 was recognized for cash payments received in 2001 and 2000, respectively.

Note 5.    Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2001 and 2000, were as follows:

	December 31,
	2001	2000
Land	$669,457	$269,204
Construction in progress	239,588	2,870
Furniture, equipment, and building	3,287,708	3,056,977
Leasehold improvements	1,472,897	1,396,841
Vault	48,483	48,483
Land improvements	314,088	313,098

Total cost	6,032,221	5,087,473
Accumulated depreciation	(2,755,064)	(2,294,504)

Net book value	$3,277,157	$2,792,969

Depreciation expense was $460,686 and $450,177 for the years ended December 31, 2001 and 2000, respectively.

The Corporation leases its main office and eight of its nine branches under lease agreements that expire on various dates through 2009. The lease agreements have various renewal options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Premises and Equipment—(Continued)

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001:

Year ending December 31,
2002	$378,706
2003	357,457
2004	349,113
2005	329,983
2006	314,963
Thereafter	517,432

Total minimum payments required	$2,247,654

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2001 and 2000, were $406,589 and $384,834, respectively.

Note 6.    Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assts has been established. Activity in the account is as follows:

	2001	2000
Balance, beginning of year	$—	$—
Provision charged to income	30,000	38,523
Charge offs, net of recoveries	—	(38,523)

Balance, end of year	$30,000	$—

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2001 and 2000, are impairment losses of $30,000 and $38,523, respectively, on real estate and other repossessed assets held for sale. Realized gains (losses) of $60,989 and $(16,097) are included in (gain) loss on foreclosed real estate for the years ended December 31, 2001 and 2000, respectively.

Note 7.    Deposits

Major classifications of deposits at December 31, 2001 and 2000, were as follows:

	2001	2000
Demand deposits	$32,998,101	$26,755,816
Money market	35,197,991	32,874,482
NOW accounts	13,729,806	10,601,861
Savings deposits	4,296,046	3,575,830
Time deposits, $100,000 and over	23,337,187	18,109,858
Other time deposits	42,617,842	46,968,282

	$152,176,973	$138,886,129

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Deposits—(Continued)

Maturities for time deposits at December 31, 2001, are summarized as follows:

Maturing one year or less	$56,423,646
Maturing one to five years	9,367,259
Maturing five to ten years	164,124

$65,955,029

Note 8.    Borrowed Funds

Borrowed funds at December 31 consisted of the following:

	2001	2000
Notes payable, FHLB advances maturing 2013, 6.15% fixed rate. Principal and interest payments vary month to month based on the Terms of the debt agreement with the FHLB. At December 31, 2001, the payment was approximately $14,300.	$1,534,608	$1,611,778
Notes payable, FHLB advances maturing 2028, 6.09% fixed rate Principal and interest payments vary month to month based on the Terms of the debt agreement with the FHLB. At December 31 2001, the payment was approximately $670.	109,254	110,494
Notes payable, FHLB advances maturing 2028, 6.28% fixed rate Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31 2001, the payment was approximately $660.	$105,881	$107,005
Notes payable, FHLB advances maturing 2027, 6.60% fixed rate Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31 2001, the payment was approximately $491.	54,231	56,345

	$1,803,974	$1,885,622

The scheduled maturities of borrowed funds at December 31, 2001, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2002	6.16%	$88,658
2003	6.16%	96,287
2004	6.16%	104,589
2005	6.16%	113,622
2006 and after	6.17%	1,400,818

		$1,803,974

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Other Borrowed Funds

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2.

Information concerning securities sold under agreements to repurchase at December 31, 2001, is summarized as follows:

Average balance during the year	$21,262,216

Average interest rate during the year	2.80%

Maximum month-end balance during the year	$23,947,843

Note 10.    Commitments and Contingencies

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

The Bank has unsecured operating lines of credit with KeyBank of Washington for $2,600,000, maturing April 1, 2002, U.S. Bank for $1,500,000, maturing November 30, 2002, and Zions Bank for $1,500,000 which matures November 9, 2002. The Bank also has a line of credit with Federal Home Loan Bank for $19,135,700. This line is collateralized by all assets of the Bank. There were $1,803,974 and $1,885,622 of outstanding advances on the Federal Home Loan Bank line at December 31, 2001 and 2000, respectively (see Note 8).

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2001 and 2000, commitments under standby letters of credit were $30,300 and $84,160, and firm loan commitments were $34,776,307 and $32,065,064, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

Note 11.    Concentrations of Credit Risk

The majority of the Bank’s loans, commitments, and standby letters of credit have been granted to customers in the Bank’s market area, which is the eastern Washington and northern Idaho area. Substantially all such customers are depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Outstanding commitments and standby letters of credit were granted primarily to commercial borrowers.

The Bank places its cash with high credit quality institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

The components of income tax expense are as follows:

	2001	2000
Current tax expense	$526,106	$472,885
Deferred tax (benefit) expense	86,196	(77,072)

Federal income tax expense	$612,302	$395,813

The components of the net deferred tax asset (liability) are as follows:

	2001	2000
Deferred tax assets:
Allowance for loan losses	$400,628	$464,667
Deferred compensation	105,051	71,947
Nonaccrual loan interest	4,983	17,380
Goodwill amortization	54,168	58,799

	564,830	612,793

Deferred tax liabilities:
Accumulated depreciation	259,076	259,832
Deferred loan fees	106,688	88,334
Net unrealized gain on securities available for sale	214,593	98,352
Other	71,801	51,166

	652,158	497,684

Net deferred tax asset (liability)	$(87,328)	$115,109

The net deferred tax liabilities are included in accrued interest and other liabilities on the consolidated statements of financial condition at December 31, 2001. The net deferred tax assets are included in other assets on the consolidated statement of financial condition at December 31, 2000.

At December 31, 2001, an income tax receivable of $9,184 was included in other assets on the consolidated statement of financial condition. At December 31, 2000, an income tax payable of $71,272 was included in accrued expenses and other liabilities on the consolidated statement of financial condition.

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2001	2000
Federal income tax at statutory rate	$612,380	$406,279
Effect of tax-exempt interest income	(10,404)	(10,179)
Effect of tax-exempt interest expense	698	983
Effect of nondeductible expenses	15,978	16,369
Other	(6,350)	(17,639)

Federal income tax expense	$612,302	$395,813

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.    Executive Retirement Plan

Inland Northwest Bank maintains an unfunded supplemental executive retirement plan for the benefit of the Bank’s former chief executive officer which is fully vested. The plan provides for monthly payments for a period of fifteen years to the executive, which began on June 30, 2001. In the event of his death, the plan provides payment to his designated beneficiary.

At December 31, 2001 and 2000, $213,216 and $205,564, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements.

The net post-retirement benefit cost recognized during the years ended December 31, 2001 and 2000, was $25,410 and $35,400, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $226,274 and cash surrender value of $182,755 and $151,665 at December 31, 2001 and 2000, respectively. Also during 2001, the Bank purchased life insurance policies on several officers of the Bank with a total face value of $1,000,000 and cash surrender value of $1,000,000 at December 31, 2001. The cash surrender values are included in the consolidated statement of financial condition in other assets.

Note 14.    Common Stock Purchase Warrants and Stock Option Plan

In 1989, Inland Northwest Bank issued one common stock purchase warrant to individuals defined as founders for each share purchased in the initial offering of 115,145 warrants. Additionally, 19,000 warrants were issued to the Pre-Organization Steering Committee. During 1993, those warrants were transferred to Northwest Bancorporation, Inc., and as a result thereof, the Corporation issued warrants to the founders group to purchase 392,290 shares of common stock adjusted for stock dividends. As of December 31, 2000, all of the outstanding warrants had been exercised.

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 106,722 shares. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted after 1993 are eligible for stock dividends.

A summary of the status of the Bank’s stock option plans and changes during the years ending on those dates is presented below:

	2001		2000
	Shares Actual	Weighted-Average Exercise Price	Shares Actual	Weighted-Average Exercise Price
Outstanding options, beginning of year	84,025	$11.62	67,395	$12.54
Granted	15,000	$10.00	25,725	$9.52
Exercised	(2,542)	$9.83	(925)	$9.57
Forfeited	(7,897)	$11.02	(8,170)	$12.90

Outstanding options, end of year	88,586	$11.45	84,025	$11.62

Options exercisable at year end	37,199		22,215

Weighted-average fair value of options granted during the year	$2.68		$3.71

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Common Stock Purchase Warrants and Stock Option Plan—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Exercisable Options
	Number Outstanding at End of Year	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at End of Year	Weighted- Average Exercise Price
Price ranges ($8.34 through $10.72)	56,062	7.9	$9.67	21,545	$9.49
Price ranges ($10.73 through $14.52)	32,524	7.6	14.51	15,654	14.51

Total	88,586	7.8	$11.45	37,199	$11.60

The pro forma income statement below presents the effect on net income as reported if the fair value of accounting for the nonqualified stock options had been adopted by the Bank. The fair value assumptions are based on a risk-free interest rate of 6%, 10 and 9 year expected life for the options granted in 2001 and 2000, respectively, no expected volatility and no cash dividends declared.

	2001	2000
Net income as previously reported	$1,188,815	$799,185
Pro forma adjustment for effect of a change in accounting principle	(49,359)	(44,053)

Pro forma net income	$1,139,456	$755,132

	2001	2000
Per share amounts:
Basic earnings per share	$0.68	$0.46
Pro forma adjustment for the effect of the fair value of accounting for stock options	(0.03)	(0.02)

Pro forma basic earnings per share	$0.65	$0.44

Diluted earnings per share	$0.68	$0.46
Pro forma adjustment for the effect of the fair value of accounting for stock options	(0.03)	(0.03)

Pro forma net income diluted earnings per share	$0.65	$0.43

Note 15.    Common Stock

On April 18, 2000, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record June 1, 2000, and issued June 15, 2000. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at June 1, 2000.

On April 17, 2001, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2001, and issued June 15, 2001. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at May 15, 2001.

Note 15.    Common Stock—(Continued)

During 2001 and 2000, the Board of Directors voted to issue shares of common stock to each Director in lieu of increasing Director’s fees. Total shares issued were 2,500 during 2001 and 2000.

Note 16.    Profit Sharing Plan

The Bank has a 401(k) profit sharing plan covering all employees who meet the eligibility requirements. The Plan provides for employees to elect up to 15% of their compensation to be paid into the fund. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution not to exceed 2.5% of the participant’s compensation. Vesting occurs equally at 20% each year for five years. The Bank’s contribution was $71,752 and $51,778 for years ended December 31, 2001 and 2000, respectively.

Note 17.    Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2001 and 2000, were $2,157,657 and $3,172,950, respectively. During the year ended December 31, 2001 and 2000, total principal additions were $93,122 and $1,226,348 and total principal payments were $1,108,415 and $272,354, respectively. Aggregate deposit balances with related parties at December 31, 2001 and 2000, were $1,379,905 and $984,258, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 18.    Restrictions on Dividends and Retained Earnings

At December 31, 2001, the Bank’s retained earnings available for the payment of dividends was $4,083,217. Accordingly, $11,370,171 of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2001.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 19.    Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Regulatory Capital Requirements—(Continued)

assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table.

As of December 31, 2001, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and Bank’s actual December 31, 2001 and 2000, capital amounts and ratios are also presented in the table:

			Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	Ratio	Actual Amount	Ratio	Actual Amount	Ratio
December 31, 2001
Total capital (to risk-weighted assets):
Northwest Bancorporation	$17,095,198	12.16%	$11,247,896	≥8%	n/a	n/a
Inland Northwest Bank	16,969,882	12.07%	11,243,121	≥8%	$14,053,901	≥10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	15,162,147	10.78%	5,623,948	≥4%	n/a	n/a
Inland Northwest Bank	15,036,831	10.70%	5,621,560	≥4%	8,432,341	≥6%
Tier 1 capital (to average assets):
Northwest Bancorporation	15,162,147	8.27%	7,330,416	≥4%	n/a	n/a
Inland Northwest Bank	15,036,831	8.21%	7,327,431	≥4%	9,159,288	≥5%

December 31, 2000
Total capital (to risk-weighted assets):
Northwest Bancorporation	$15,876,799	12.39%	$10,251,228	≥8%	n/a	n/a
Inland Northwest Bank	15,651,040	12.22%	10,248,765	≥8%	$12,810,956	≥10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	14,144,873	11.04%	5,125,614	≥4%	n/a	n/a
Inland Northwest Bank	13,919,499	10.87%	5,124,382	≥4%	7,686,574	≥6%
Tier 1 capital (to average assets):
Northwest Bancorporation	14,144,873	8.45%	6,698,503	≥4%	n/a	n/a
Inland Northwest Bank	13,919,499	8.34%	6,679,159	≥4%	8,348,949	≥5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,188,815	1,741,816	$0.68

Effect of Dilutive Securities
Stock options		881

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,188,815	1,742,697	$0.68

	Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$799,185	1,732,271	$0.46

Effect of Dilutive Securities
Stock warrants		6,252
Stock options		4,264

Diluted EPS
Income available to common stockholders plus assumed conversions	$799,185	1,742,787	$0.46

The Bank’s stock is quoted only locally over the counter and traded on a limited basis. The average market price per share used in the determination of the dilutive effect of stock options and warrants was the average price of month end closing market values.

Note 21.    Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$8,710,181	$8,710,181	$8,643,770	8,643,770
Federal funds sold	6,620,000	6,620,000	699,000	699,000
Securities available for sale	40,937,748	40,937,748	39,454,896	39,454,896
Securities held to maturity	225,000	234,718	225,000	227,824
Federal Home Loan Bank Stock	556,900	556,900	520,400	520,400
Loans and loans held for sale, net	129,533,627	129,911,558	119,071,346	118,062,554
Accrued interest receivable	1,096,975	1,096,975	1,336,382	1,336,382
Financial Liabilities:
Borrowed funds	1,803,974	1,871,707	1,885,622	1,898,875
Deposits	152,176,973	153,204,745	138,886,129	139,208,249
Accrued interest payable	341,458	341,458	538,318	538,318

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Fair Value of Financial Instruments—(Continued)

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

Borrowed funds:

The fair values of the Bank’s long-term debt are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest:

The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2001 and 2000, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2002
NORTHWEST BANCORPORATION, INC.

By:	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 19, 2002

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 19, 2002

/s/ DWIGHT B. ADEN Dwight B. Aden, Jr.	Director	March 19, 2002

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 19, 2002

Harlan Douglass	Director	March , 2002

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 19, 2002

Signature	Title	Date
/s/ DONALD A. ELLINGSEN, M.D. Donald A. Ellingsen, M.D.	Director	March 19, 2002

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 19, 2002

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 19, 2002

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 19, 2002

Hubert F. Randall	Director	March , 2002

/s/ PHILLIP L. SANDBERG Phillip L. Sandberg	Director	March 19, 2002

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 19, 2002

James R. Walker	Director	March , 2002

*By: /s/ CHRISTOPHER C. JUREY Christopher C. Jurey Attorney-in-Fact

Part III

Item 1.    Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation****
3.1.2	Amendment to Articles of Incorporation****
3.1.3	Amendment to Articles of Incorporation****
3.2	Bylaws****
4	See Exhibit Nos. 3.1.1 through 3.2 above****
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)*
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)*
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)*
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)*
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)*
10.1.6	Ground Lease dated 09/24/96* and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)*
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)****
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94*
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter*
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01**
10.2.3	Non-Qualified Stock Option Plan*, as amended December 21, 1999*****
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94*
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94*
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000******
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001******
23.1	Consent of Accountant**

*	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.

**	Only Exhibits being filed (in electronic format) with this Form 10-KSB.

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

****	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.

*****	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.

******	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.