Form 10QSB
period 2002-03-31
NORTHWEST BANCORPORATION INC
filed 2002-05-14
CIK 893467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended .

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from 1/1/02 to 3/31/02.

Commission file number 0-24151

NORTHWEST BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organisation)	(I.R.S. Employer Identification No.)

421 West Riverside, Spokane, WA 99201-0403
(Address of principal executive offices)

(509) 456-8888
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The Registrant has a single class of common stock, of which there are 1,719,585 shares issued and outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format:  Yes  ☒  No  ☐

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
March 31, 2002 and December 31, 2001
($ in thousands)

	March 31 2002	December 31 2001
	Unaudited	Audited
A S S E T S
Cash and due from banks	$6,859	$8,710
Federal funds sold	6,624	6,620
Securities held-to-maturity (Note 2)	225	225
Securities available-for-sale (Note 2)	38,785	40,938
Federal Home Loan Bank stock, at cost	565	557
Loans, net of allowance for loan losses of $1,798 in 2002 and $1,649 in 2001 (Notes 3 & 4)	130,211	128,601
Loans held for sale	895	933
Accrued interest receivable	1,061	1,097
Premises and equipment, net (Note 7)	3,520	3,277
Foreclosed real estate	1,041	317
Other assets	1,574	1,593

TOTAL ASSETS	191,360	192,868

L I A B I L I T I E S
Noninterest bearing demand deposits	$32,075	$32,998
Money Market accounts	33,471	35,198
NOW accounts	11,858	13,730
Savings accounts	4,283	4,296
Time Certificates of Deposit, $100,000 and over	22,458	23,337
Time Certificates of Deposit, under $100,000	41,119	42,618

TOTAL DEPOSITS	145,264	152,177

Securities sold under agreement to repurchase	22,662	22,409
Borrowed funds, Federal Home Loan Bank (Note 5)	6,268	1,804
Accrued interest payable and other liabilities	1,156	899

TOTAL LIABILITIES	30,086	25,112

TOTAL DEPOSITS AND LIABILITIES	175,350	177,289

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,719,585 on March 31, 2002 and 1,720,530 on December 31, 2001 (Note 6)	13,487	13,495
Retained earnings	1,995	1,667
Accumulated other comprehensive income, net of tax of $272 for 2002 and $215 for 2001	528	417

TOTAL STOCKHOLDERS’ EQUITY	16,010	15,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,360	$192,868

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three Months year-to-date ended March 31, 2002 and 2001
($ in thousands, except number of shares and per share information)

	Three Months Ended		Year-to-date
	03/31/02	03/31/01	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited
Interest Income
Interest and fees on loans	$2,501	$2,811	$2,501	$2,811
Interest on securities	598	687	598	687
Interest on federal funds sold	12	62	12	62

TOTAL INTEREST INCOME	3,111	3,560	3,111	3,560

Interest Expense
Interest on deposits	811	1,446	811	1,446
Interest on securities sold under agreement to repurchase	58	190	58	190
Interest on borrowed funds	69	28	70	28

TOTAL INTEREST EXPENSE	938	1,664	938	1,664

NET INTEREST INCOME	2,173	1,896	2,173	1,896
Provision for loan losses	270	135	270	135

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,903	1,761	1,903	1,761

Noninterest Income
Fees and service charges	226	232	226	232
Net gain from sale of loans	107	184	107	184
Other noninterest income	99	63	99	63

TOTAL NONINTEREST INCOME	432	479	432	479

Noninterest Expense
Salaries and employee benefits	1,084	1,047	1,084	1,047
Occupancy/FF&E expense	190	177	190	177
Depreciation and amortization expense	120	115	120	115
Other operating expense	444	439	444	439

TOTAL NONINTEREST EXPENSE	1,838	1,778	1,838	1,778

INCOME BEFORE TAXES	497	462	497	462
Federal income tax expense	169	157	169	157

NET INCOME	$328	$305	$328	$305

	Quarter Ended 03/31/02	Quarter Ended 03/31/01	Year-to-date 03/31/02	Year-to-date 03/31/01
	Unaudited	Unaudited	Unaudited	Unaudited
Weighted average shares outstanding (Note 6)	1,719,659	1,742,244	1,719,659	1,742,244
Basic earnings per share	$0.19	$0.18	$0.19	$0.18

Weighted average shares outstanding (Note 6)	1,719,659	1,742,244	1,719,659	1,742,244
Effect of dilutive securities	851	1,643	851	1,643

Weighted average shares outstanding, adjusted for dilutive securities	1,720,510	1,743,887	1,720,510	1,743,887
Earnings per share assuming full dilution	$0.19	$0.17	$0.19	$0.17

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW
Year-to-date ended March 31, 2002 and 2001
($ in thousands)

	Year-to-date
	2002	2001
	Unaudited	Unaudited
Net income	$328	$305
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	270	135
Depreciation and amortization	120	115
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	36	135
Other assets	185	(151)
Accrued interest payable & other liabilities	266	192

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,205	731
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold	(4)	(4,087)
Net (increase)/decrease in investment securities	2,312	(5,558)
Net (increase)/decrease in loans	(1,880)	206
Net (increase)/decrease in loans held for sale	38	(491)
Purchase of premises and equipment net of gain or loss on asset disposal	(600)	(20)
Foreclosed real estate activity (net)	(724)	66

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(858)	(9,884)
Cash flows from financing activities:
Net increase/(decrease) in deposits	(6,906)	6,119
Net increase/(decrease) in securities sold under agreement to repurchase	253	985
Net proceeds/(payments) from borrowed funds	4,464	(20)
Cash received from stock sales (net)	(9)	25

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(2,198)	7,109

Net increase/(decrease) in cash and cash equivalents	(1,851)	(2,044)
Cash and cash equivalents, beginning of year	8,710	8.644

CASH AND CASH EQUIVALENTS, END OF QUARTER	$6,859	$6,600

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of March 31, 2001

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 1999 (audited)	$11,145,919	$10,312,307	$1,535,355	$(701,743)
Net income 2000	799,185		799,185		$799,185
Unrealized gains (losses) on available for sale securities	892,662			892,662	892,662

Comprehensive income					1,691,847

Proceeds from issuance of capital stock	1,498,026	1,498,026
Transfers	0	1,026,025	(1,026,025)

Balance December 31, 2000 (audited)	14,335,792	12,836,358	1,308,515	190,919
Net income, 2001, year-to-date	305,047		305,047		305,047
Unrealized gains (losses) on available for sale securities	83,664			83,664	83,664

Comprehensive income					$439,301

Proceeds from issuance of capital stock	25,000	25,000

Balance, end-of-quarter, March 31, 2001 (unaudited)	$14,749,503	$12,861,358	$1,613,562	$274,583

Disclosure of 2001 reclassification amount:
Unrealized holding gains during period	$83,664
Less reclassification adjustment for losses reported in net income	0

Net unrealized gains on securities	$83,664

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of March 31, 2002
	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2000 (audited)	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains (losses) on available for sale securities	225,639			225,639	225,639

Comprehensive income					1,414,454

Proceeds from issuance of capital stock	52,360	52,360
Repurchase of capital stock	(221,532)	(221,532)
Fractional shares, issued in cash	(2,369)		(2,369)
Transfers	0	828,000	(828,000)

Balance December 31, 2001 (audited)	15,578,705	13,495,186	1,666,961	416,558
Net income, 2002, year-to-date	328,241		328,241		328,241
Unrealized gains (losses) on available for sale securities	111,060			111,060	111,060

Comprehensive income					$439,301

Repurchase of capital stock	(8,600)	(8,600)

Balance, end-of-quarter, March 31, 2002 (unaudited)	$16,009,407	$13,486,587	$1,995,202	$527,618

Disclosure of 2002 reclassification amount:
Unrealized holding gains during period	$111,060
Less reclassification adjustment for losses reported in net income	0

Net unrealized gains on securities	$111,060

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, as well as the results of operations and changes in financial position for the three-month, year-to-date periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2001.

Certain reclassifications of March 31, 2001 balances have been made to conform to the March 31, 2002 presentation; there was no impact on net income or stockholders’ equity. Shares outstanding and calculation of earnings per share have been restated for the three-month, year-to-date period ending March 31, 2001 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2001.

NOTE 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There are no realized gains or losses included in the results of the three-month periods ending March 31, 2002 or 2001. Carrying amount and fair values at March 31, 2002 and December 31, 2001 were as follows (in thousands):

	March 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Unaudited	Unaudited	Audited	Audited
Securities available-for-sale:
US Treasury securities	$5,501	$5,637	$5,527	$5,661
Obligations of federal government agencies	24,194	24,617	26,290	26,681
Mortgage backed securities	7,074	7,320	7,769	7,876
Corporate Bonds	1,217	1,211	721	720

TOTAL	$37,986	$38,785	$40,307	$40,938

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$225	$238	$225	$228

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Loans

Loan detail by category as of March 31, 2002 and December 31, 2001 is as follows (in thousands):

	March 31	December 31
	2002	2001
	Unaudited	Audited
Commercial loans	$103,380	$105,457
Real estate loans	20,553	16,943
Installment loans	4,362	4,446
Consumer and other loans	4,006	3,726

TOTAL LOANS	132,301	130,572

Allowance for loan losses	(1,798)	(1,649)
Deferred loan fees, net of deferred costs	(292)	(322)

NET LOANS	$130,211	$128,601

NOTE 4.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month, year-to-date periods ended March 31, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Year-to-date
	03/31/02	03/31/01	2001	2000
	Unaudited	Unaudited	Unaudited	Unaudited
Balance, beginning of period	$1,649	$1,625	$1,649	$1,625
Provision for loan losses	270	135	270	135
Loan Charge-offs	126	232	126	232
Loan Recoveries	5	1	5	1

Balance, end of period	$1,798	$1,529	$1,798	$1,529

NOTE 5.    Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $3,000,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and the Federal Home Loan Bank of Seattle (FHLB) for approximately $9,567,300 (5.0% of bank assets.) There were no balances outstanding on any of the lines on March 31, 2002 or December 31 or March 31, 2001. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $9,567,300) and has taken advances to fund Community Investment Program and other loans

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilizing these funds. Long-term notes payable to the FHLB were $6,268,034 on March 31, 2002; $1,803,974 on December 31, 2001; and, $1,865,835 on March 31, 2001.

NOTE 6.    Common Stock

On April 17, 2001, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2001. Earnings per share and weighted average and actual shares outstanding for the three-month period ending March 31, 2001 have been restated to reflect the stock dividend.

On March 19, 2002, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2002. As payment of the dividend will occur in the future, no adjustment to earnings per share or weighted average and actual shares outstanding has been made in this report.

NOTE 7.    Construction in Process

In the fourth-quarter, 2001, Inland Northwest Bank entered into a contract for construction of a new branch facility, located in the Ironwood district of Coeur d’Alene, Idaho, to replace its existing leased facility. The bank had previously purchased the land where the new branch will be located; the land purchase price of $400,000 is included in the December 31, 2001 and March 31, 2002 financial statements under “Premises and equipment, net.” Construction costs will be approximately $690,000; and, another $225,000 will be spent on furniture and equipment. Progress payments of approximately $575,000 are included in the March 31, 2002 financial statements under “Premises and equipment, net.” The new branch is expected to open June 3, 2002.

NOTE 8.    Subsequent Event

At its meeting on April 16, 2002, the Board of Directors of Inland Northwest Bank approved an amendment to the Inland Northwest Bank Non-Qualified Stock Option Plan (the “Plan”), reserving and setting aside an additional 125,000 shares of the common stock of Northwest Bancorporation, Inc. for issuance pursuant to options granted under the Plan. The Board of Directors of the Company had approved the set aside of the shares at its meeting on March 19, 2002, subject to legal review and final action by the Bank board.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Part II    Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit 10.2.61

Randall L. Fewel, Employment Agreement

(b)  Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By:	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey Chief Financial Officer

Date:  May 14, 2002