Form 10QSB
period 2002-06-30
NORTHWEST BANCORPORATION INC
filed 2002-08-12
CIK 893467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                .

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from 4/1/02 to 6/30/02.

Commission File Number 0-24151

NORTHWEST BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403
(Address of principal executive offices)

(509) 456-8888
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The Registrant has a single class of common stock, of which there are 1,808,335 shares issued and outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format:  Yes  ☒  No  ☐

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2002 and December 31, 2001
($ in thousands)

	June 30 2002	December 31 2001
	Unaudited	Audited
ASSETS
Cash and due from banks	$6,766	$8,710
Federal funds sold	3,597	6,620
Securities held-to-maturity (Note 2)	1,085	225
Securities available-for-sale (Note 2)	40,372	40,938
Federal Home Loan Bank stock, at cost	574	557
Loans, net of allowance for loan losses of $1,882 in 2002 and $1,649 in 2001 (Notes 3 & 4)	133,281	128,601
Loans held for sale	1,133	933
Accrued interest receivable	1,090	1,097
Premises and equipment, net (Note 7)	3,762	3,277
Foreclosed real estate	1,070	317
Other assets	1,829	1,593

TOTAL ASSETS	194,559	192,868

LIABILITIES
Noninterest bearing demand deposits	$29,651	$32,998
Money Market accounts	34,665	35,198
NOW accounts	12,371	13,730
Savings accounts	4,455	4,296
Time Certificates of Deposit, $100,000 and over	29,163	23,337
Time Certificates of Deposit, under $100,000	40,344	42,618

TOTAL DEPOSITS	150,649	152,177

Securities sold under agreement to repurchase	20,396	22,409
Borrowed funds, Federal Home Loan Bank (Note 5)	6,175	1,804
Accrued interest payable and other liabilities	1,053	899

TOTAL LIABILITIES	27,624	25,112

TOTAL DEPOSITS AND LIABILITIES	178,273	177,289

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,808,335 on June 30, 2002 and 1,806,556 on December 31, 2001 (Note 6)	14,325	13,495
Retained earnings	1,455	1,667
Accumulated other comprehensive income, net of tax of $261 for 2002 and $215 for 2001	506	417

TOTAL STOCKHOLDERS’ EQUITY	16,286	15,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,559	$192,868

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Three months and year-to-date ended June 30, 2002 and 2001
($ in thousands, except number of shares and per share information)

	Three Months Ended		Year-to-date
	06/30/02	06/30/01	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited
Interest Income
Interest and fees on loans	$2,567	$2,933	$5,068	$5,744
Interest on securities	565	694	1,163	1,381
Interest on federal funds sold	16	42	28	104

TOTAL INTEREST INCOME	3,148	3,669	6,259	7,229

Interest Expense
Interest on deposits	796	1,346	1,607	2,792
Interest on securities sold under agreement to repurchase	72	169	130	359
Interest on borrowed funds	84	33	153	61

TOTAL INTEREST EXPENSE	952	1,548	1,890	3,212

NET INTEREST INCOME	2,196	2,121	4,369	4,017
Provision for loan losses	270	175	540	310

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,926	1,946	3,829	3,707

Noninterest Income
Fees and service charges	230	238	456	470
Net gain from sale of loans	131	206	238	390
Other noninterest income	112	58	211	121

TOTAL NONINTEREST INCOME	473	502	905	981

Noninterest Expense
Salaries and employee benefits	1,124	1,206	2,208	2,253
Occupancy/FF&E expense	202	168	392	345
Depreciation and amortization expense	125	121	245	236
Other operating expense	533	487	977	926

TOTAL NONINTEREST EXPENSE	1,984	1,982	3,822	3,760
INCOME BEFORE TAXES	415	466	912	928
Federal income tax expense	141	158	310	315

NET INCOME	$274	$308	$602	$613

	Quarter Ended	Quarter Ended	Year-to-date	Year-to-date
	06/30/02	06/30/01	06/30/02	06/30/01
	Unaudited	Unaudited	Unaudited	Unaudited
Weighted average shares outstanding (Note 6)	1,807,757	1,829,985	1,806,705	1,829,672
Basic earnings per share	$0.15	$0.17	$0.33	$0.34

Weighted average shares outstanding (Note 6)	1,807,757	1,829,985	1,806,705	1,829,672
Effect of dilutive securities	2,609	1,720	2,609	1,720

Weighted average shares outstanding, adjusted for dilutive securities	1,810,366	1,831,705	1,809,314	1,831,392
Earnings per share assuming full dilution	$0.15	$0.17	$0.33	$0.33

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW
Year-to-date ended June 30, 2002 and 2001
($ in thousands)

	Year-to-date
	2002	2001
	Unaudited	Unaudited
Net income	$602	$613
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	540	310
Depreciation and amortization	245	236
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	7	88
Other assets	(278)	(197)
Accrued interest payable & other liabilities	154	17

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,270	1,067
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold	3,023	(244)
Net (increase)/decrease in investment securities	(175)	(2,964)
Net (increase)/decrease in loans	(5,220)	(10,850)
Net (increase)/decrease in loans held for sale	(200)	(1,610)
Purchase of premises and equipment net of gain or loss on asset disposal	(735)	(597)
Foreclosed real estate activity (net)	(753)	(113)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(4,060)	(16,378)
Cash flows from financing activities:
Net increase/(decrease) in deposits	(1,528)	6,144
Net increase/(decrease) in securities sold under agreement to repurchase	(2,013)	4,620
Net proceeds/(payments) from borrowed funds	4,371	3,560
Cash received from stock sales (net)	16	39

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	846	14,363

Net increase/(decrease) in cash and cash equivalents	(1,944)	(948)
Cash and cash equivalents, beginning of year	8,710	8,644

CASH AND CASH EQUIVALENTS, END OF QUARTER	$6,766	$7,696

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of June 30, 2001

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 1999 (audited)	$11,145,919	$10,312,307	$1,535,355	($701,743)
Net income 2000	799,185		799,185		$799,185
Unrealized gains (losses) on available for sale securities	892,662			892,662	892,662

Comprehensive income					1,691,847

Proceeds from issuance of capital stock	1,498,026	1,498,026
Transfers	0	1,026,025	(1,026,025)

Balance December 31, 2000 (audited)	14,335,792	12,836,358	1,308,515	190,919
Net income, 2001, year-to-date	612,953		612,953		612,953
Unrealized gains (losses) on available for sale securities	8,361			8,361	8,361

Comprehensive income					$621,314

Proceeds from issuance of capital stock	50,000	50,000
Repurchase of capital stock	(9,100)	(9,100)
Fractional shares, issued in cash	(2,369)	(2,369)
Transfers	0	828,000	(828,000)

Balance, end-of-quarter, June 30, 2001 (unaudited)	$14,995,637	$13,702,889	$1,093,468	$199,280

Disclosure of 2001 reclassification amount:
Unrealized holding gains during period	$8,361
Reclassification adjustment for gains or losses reported in net income	0

Net unrealized gains on securities	$8,361

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of June 30, 2002

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2000 (audited)	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains (losses) on available for sale securities	225,639			225,639	225,639

Comprehensive income					1,414,454

Proceeds from issuance of capital stock	52,360	52,360
Repurchase of capital stock	(221,532)	(221,532)
Fractional shares, issued in cash	(2,369)		(2,369)
Transfers	0	828,000	(828,000)

Balance December 31, 2001 (audited)	15,578,705	13,495,186	1,666,961	416,558
Net income, 2002, year-to-date	601,648		601,648		601,648
Unrealized gains (losses) on available for sale securities	89,634			89,634	89,634

Comprehensive income					$691,282

Proceeds from issuance of capital stock	27,802	27,802
Repurchase of capital stock	(9,161)	(9,161)
Fractional shares issued in cash	(2,289)		(2,289)
Transfers	0	811,462	(811,462)

Balance, end-of-quarter, June 30, 2002 (unaudited)	$16,286,339	$14,325,289	$1,454,858	$506,192

Disclosure of 2002 reclassification amount:
Unrealized holding gains during period	$88,685
Reclassification adjustment for losses reported in net income	949

Net unrealized gains on securities	$89,634

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, as well as the results of operations and changes in financial position for the three-month and six-month, year-to-date periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2001.

Certain reclassifications of June 30, 2001 balances have been made to conform to the June 30, 2002 presentation; there was no impact on net income or stockholders’ equity. Shares outstanding and calculation of earnings per share have been restated for the three-month and six-month, year-to-date periods ending June 30, 2001 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2002.

Note 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. A realized loss on the sale of a security in the second-quarter 2002, in the amount of $949, is included in the financial results presented for that period, as well as for the results of the six-month, year-to-date period ending June 30, 2002. There are no realized gains or losses included in the results of the three-month or six-month, year-to-date, periods ending June 30, 2001. Carrying amount and fair values at June 30, 2002 and December 31, 2001 were as follows (in thousands):

	June 30, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	Unaudited	Unaudited	Audited	Audited
Securities available-for-sale:
US Treasury securities	$7,232	$7,379	$5,527	$5,661
Obligations of federal government agencies	22,641	22,989	26,290	26,681
Mortgage backed securities	8,514	8,711	7,769	7,876
Corporate Bonds	1,218	1,233	721	720

TOTAL	$39,605	$40,372	$40,307	$40,938

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$1,085	$1,097	$225	$235

NORTHWEST BANCORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Loans

Loan detail by category as of June 30, 2002 and December 31, 2001 is as follows (in thousands):

	June 30 2002	December 31 2001
	Unaudited	Audited
Commercial loans	$106,564	$105,457
Real estate loans	18,985	16,943
Installment loans	4,532	4,446
Consumer and other loans	5,344	3,726

TOTAL LOANS	135,425	130,572

Allowance for loan losses	(1,882)	(1,649)
Deferred loan fees, net of deferred costs	(262)	(322)

NET LOANS	$133,281	$128,601

Note 4.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and six-month, year-to-date periods ended June 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Year-to-date
	06/30/02	06/30/01	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited
Balance, beginning of period	$1,798	$1,529	$1,649	$1,625
Provision for loan losses	270	175	540	310
Loan Charge-offs	(192)	(200)	(318)	(432)
Loan Recoveries	6	4	11	5

Balance, end of period	$1,882	$1,508	$1,882	$1,508

Note 5.    Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $3,000,000, US Bank for $1,500,000, Zions Bank for $1,500,000 and the Federal Home Loan Bank of Seattle (FHLB) for approximately $9,726,887 (5.0% of bank assets.) There were no balances outstanding on any of the lines on June 30, 2002 or December 31, 2001; there was a balance of $3,600,000 on the FHLB line on June 30, 2001. The bank also has access to an equal (5.0%) amount of long-term funding through the FHLB (that is, an additional $9,726,887) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $6,174,674 on June 30, 2002; $1,803,974 on December 31, 2001; and, $1,845,638 on June 30, 2001.

NORTHWEST BANCORPORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Common Stock

On March 19, 2002, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2002. Shares reported as outstanding as of December 31, 2001, as well as earnings per share and weighted average and actual shares outstanding for the three-month and six-month, year-to-date periods ending June 30, 2001, have been restated to reflect the stock dividend.

Note 7.    Branch Relocation

On June 3, 2002 Inland Northwest Bank opened a new branch office in the Ironwood district of Coeur d’Alene, Idaho; the bank owns the property and facilities at this location. The new office replaces the Sherman Avenue branch, which was located in a leased facility, near downtown Coeur d’Alene. The lease on the Sherman Avenue branch expired in early 2002, with the bank paying monthly rental on the facility until the branch was closed. A nominal amount of leasehold improvements remained un-amortized at the time the branch closed. Second-quarter 2002 financial results include the write-down of the remaining leasehold improvements, offset by a small gain-on-sale generated by disposal of excess equipment from the old facility. The net effect was to reduce after-tax income by $7,417. Total cost of the new facility, $1,415,488, is reported with June 30, 2002 financial information under “Premises and equipment, net.” Bank management is considering the sale of excess land at the new branch location, but does not anticipate either a gain or loss on the sale.

Note 8.    Amendment to the Inland Northwest Bank Non-Qualified Stock Option Plan

At its meeting on April 16, 2002, the Board of Directors of Inland Northwest Bank approved an amendment to the Inland Northwest Bank Non-Qualified Stock Option Plan (the “Plan”), reserving and setting aside an additional 125,000 shares of the common stock of Northwest Bancorporation, Inc. for issuance pursuant to options granted under the Plan. The amended Plan is incorporated in this filing as Exhibit 10.2.31.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

PART II    OTHER INFORMATION

Item 2.     Changes in Securities

A five-percent stock dividend was declared by the directors on March 19, 2002, payable to stockholders of record as of May 15, 2002; 86,111 shares were issued and delivered on June 14, 2002. During the second quarter of the 2002 fiscal year, the Registrant issued 2,700 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 200 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided completion of twelve months of service prior to the annual shareholder meeting.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 20, 2002. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99202-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2002. 1,336,976 shares were voted in favor of the ratification with 3,856 shares being voted against or withheld, including abstentions and broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit 10.2.31

Non-Qualified Stock Option Plan, as amended April 16, 2002

      Exhibit 99.1

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U. S. C. 1350

      Exhibit 99.2

Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to 18 U. S. C. 1350

(b)  Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By:	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Date:    August 12, 2002