Form 10QSB
period 2002-09-30
NORTHWEST BANCORPORATION INC
filed 2002-11-12
CIK 893467

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/02 to 9/30/02.

Commission file number 0-24151

NORTHWEST BANCORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403
(Address of principal executive offices)

(509) 456-8888
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The Registrant has a single class of common stock, of which there are 1,808,335 shares issued and outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format:

Yes  ☒    No  ☐

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2002 and December 31, 2001
($ in thousands)

	September 30, 2002	December 31, 2001
	Unaudited	Audited
Assets
Cash and due from banks	$10,160	$8,710
Federal funds sold	11,121	6,620
Securities held-to-maturity (Note 2)	1,085	225
Securities available-for-sale (Note 2)	41,048	40,938
Federal Home Loan Bank stock, at cost	582	557
Loans, net of allowance for loan losses of $2,055 in 2002 and $1,649 in 2001 (Notes 3 & 4)	135,940	128,601
Loans held for sale	893	933
Accrued interest receivable	995	1,097
Premises and equipment, net	3,639	3,277
Foreclosed real estate	1,042	317
Other assets	1,629	1,593

TOTAL ASSETS	$208,134	$192,868

Liabilities
Noninterest bearing demand deposits	31,023	32,998
Money Market accounts	47,078	35,198
NOW accounts	11,085	13,730
Savings accounts	4,802	4,296
Time Certificates of Deposit, $100,000 & over	33,289	23,337
Time Certificates of Deposit, under $100,000	38,075	42,618

TOTAL DEPOSITS	$165,352	$152,177

Securities sold under agreement to repurchase	18,509	22,409
Borrowed funds, Federal Home Loan Bank (Note 5)	6,081	1,804
Accrued interest payable and other liabilities	1,312	899

TOTAL OTHER LIABILITIES	25,902	25,112

TOTAL DEPOSITS & LIABILITIES	$191,254	$177,289

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,808,335 on September 30, 2002 and 1,806,556 on December 31, 2001 (Note 6)	14,325	13,495
Retained earnings	1,898	1,667
Accumulated other comprehensive income, net of tax of $657 for 2002 and $215 for 2001	657	417

TOTAL STOCKHOLDERS’ EQUITY	16,880	15,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,134	$192,868

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months and nine months, year-to-date, ended September 30, 2002 and 2001
($ in thousands, except number of shares and per share information)

	Three Months Ended		Year-to-date
	09/30/2002	09/30/2001	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited
Interest Income
Interest and fees on loans	$2,581	$2,632	$7,649	$8,377
Interest on securities	542	644	1,706	2,024
Interest on federal funds sold	28	65	58	169

TOTAL INTEREST INCOME	3,151	3,341	9,413	10,570

Interest Expense
Interest on deposits	838	1,270	2,448	4,061
Interest on securities sold under agreement to repurchase	56	156	186	515
Interest on borrowed funds	82	30	235	92

TOTAL INTEREST EXPENSE	976	1,456	2,869	4,668

NET INTEREST INCOME	2,175	1,884	6,544	5,902
Provision for loan losses	270	285	810	595

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,905	1,599	5,734	5,307

Noninterest Income
Fees and service charges	237	240	693	710
Net gain from sale of loans	209	235	446	625
Other noninterest income	293	252	505	374

TOTAL NONINTEREST INCOME	739	728	1,644	1,709

Noninterest Expense
Salaries and employee benefits	1,148	993	3,356	3,246
Occupancy/FF&E expense	193	205	585	550
Depreciation and amortization expense	128	114	373	350
Other operating expense	503	464	1,480	1,390

TOTAL NONINTEREST EXPENSE	1,972	1,776	5,794	5,536

INCOME BEFORE TAXES	672	551	1,584	1,480
Federal income tax expense	228	188	539	503

NET INCOME	$444	$363	$1,045	$977

	Quarter Ended 09/30/2002	Quarter Ended 09/30/2001	Year-to-date 09/30/2002	Year-to-date 09/30/2001
	Unaudited	Unaudited	Unaudited	Unaudited
Weighted average shares outstanding (Note 6)	1,808,335	1,830,637	1,807,254	1,829,997
Basic earnings per share	$0.25	$0.20	$0.58	$0.53

Weighted average shares outstanding (Note 6)	1,808,335	1,830,637	1,807,254	1,829,997
Effect of dilutive securities	2,168	2,369	1,054	2,369

Weighted average shares outstanding, adjusted for dilutive securities	1,810,503	1,833,006	1,808,308	1,832,366
Earnings per share assuming full dilution	$0.25	$0.20	$0.58	$0.53

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Year-to-date ended September 30, 2002 and 2001
($ in thousands)

	Year-to-date
	2002		2001
	Unaudited		Unaudited
Net income		$1,045		$977
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses		810		595
Depreciation and amortization		373		350
(Increase)/decrease in assets and liabilities:
Accrued interest receivable		102		248
Other assets		-186		-325
Accrued interest payable & other liabilities		413		208

NET CASH PROVIDED BY OPERATING ACTIVITIES		$2,557		$2,053

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold		-4,501		-7,488
Net (increase)/decrease in investment securities		-632		713
Net (increase)/decrease in loans		-8,149		-10,681
Net (increase)/decrease in loans held for sale		40		-1,538
Purchase of premises and equipment net of gain or loss on asset disposal		-708		-660
Foreclosed real estate activity (net)		-725		231

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	-$	14,675	-$	19,423

Cash flows from financing activities:
Net increase/(decrease) in deposits		13,175		13,315
Net increase/(decrease) in securities sold under agreement to repurchase		-3,900		2,920
Net proceeds/(payments) from borrowed funds		4,277		-61
Cash received from stock sales (net)		16		33

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES		$13,568		$16,207

Net increase/(decrease) in cash and due from banks		$1,450		-1,163
Cash and due from banks, beginning of year		$8,710		8,644

CASH AND DUE FROM BANKS, END OF QUARTER		$10,160		$7,481

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of September 30, 2001

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income		Comprehensive Income
Balance, December 31, 1999 (audited)	$11,145,919	$10,312,307	$1,535,355	-$	701,743
Net income 2000	799,185		799,185			$799,185
Unrealized gains (losses) on available for sale securities	892,662				892,662	892,662

Comprehensive income						$1,691,847
Proceeds from issuance of capital stock	1,498,026	1,498,026
Transfers	0	1,026,025	-1,026,025

Balance December 31, 2000 (audited)	$14,335,792	$12,836,358	$1,308,515		$190,919
Net income, 2001, year-to-date	976,781		976,781			$976,781
Unrealized gains (losses) on available for sale securities	299,965				299,965	299,965

Comprehensive income						$1,276,746
Proceeds from issuance of capital stock	52,360	52,360
Repurchase of capital stock	-17,058	-17,058
Fractional shares, issued in cash	-2,369	-2,369
Transfers	0	828,000	-828,000

Balance, end-of-quarter, September 30, 2001 (unaudited)	$15,645,471	$13,697,291	$1,457,296		$490,884

Disclosure of 2001 reclassification amount:
Unrealized holding gains during period	$376,295
Less reclassification adjustment for gains reported in net income	76,330

Net unrealized gains on securities	$299,965

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In Actual Dollars
As of September 30, 2002

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2000 (audited)	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains (losses) on available for sale securities	225,639			225,639	225,639

Comprehensive income					$1,414,454
Proceeds from issuance of capital stock	52,360	52,360
Repurchase of capital stock	-221,532	-221,532
Fractional shares, issued in cash	-2,369		-2,369
Transfers		828,000	-828,000

Balance December 31, 2001 (audited)	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income, 2002, year-to-date	1,045,250		1,045,250		$1,045,250
Unrealized gains (losses) on available for sale securities	240,039			240,039	240,039

Comprehensive income					$1,285,289
Proceeds from issuance of capital stock	27,802	27,802
Repurchase of capital stock	-9,161	-9,161
Fractional shares, issued in cash	-2,289		-2,289
Transfers		811,462	-811,462

Balance, end-of-quarter, September 30, 2002 (unaudited)	$16,880,347	$14,325,289	$1,898,460	$656,597

Disclosure of 2002 reclassification amount:
Unrealized holding gains during period	$415,093
Less reclassification adjustment for gains reported in net income	175,054

Net unrealized gains on securities	$240,039

The accompanying notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and December 31, 2001, as well as the results of operations and changes in financial position for the three-month and nine-month, year-to-date periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2001.

Certain reclassifications of September 30, 2001 balances have been made to conform to the September 30, 2002 presentation; there was no impact on net income or stockholders’ equity. Shares outstanding and calculation of earnings per share have been restated for the three-month and nine-month, year-to-date periods ending September 30, 2001 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2002.

NOTE 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Realized gains of $176,003 and $115,652 are included in the financial results for the three-month periods ending September 30, 2002 and 2001, respectively. For the nine-month, year-to-date periods ending September 30, 2002 and 2001, net realized gains included in the financial results are $175,054 and $115,652, respectively. Carrying amount and fair values at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	September 30, 2002		December 31, 2001
	Amortized Cost Unaudited	Fair Value Unaudited	Amortized Cost Audited	Fair Value Audited
Securities available-for-sale:
US Treasury securities	$7,206	$7,462	$5,527	$5,661
Obligations of federal government agencies	20,635	$21,025	$26,290	$26,681
Mortgage backed securities	7,808	$8,153	$7,769	$7,876
Corporate Bonds	4,404	$4,408	721	720

TOTAL	$40,053	$41,048	$40,307	$40,938

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$1,085	$1,099	$225	$235

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Loans

Loan detail by category as of September 30, 2002 and December 31, 2001 is as follows (in thousands):

	September 30, 2002	December 31, 2001
	Unaudited	Audited
Commercial loans	$114,808	$105,457
Real estate loans	13,498	16,943
Installment loans	4,401	4,446
Consumer and other loans	5,542	3,726

TOTAL LOANS	$138,249	$130,572

Allowance for loan losses	-2,055	-1,649
Deferred loan fees, net of deferred costs	-254	-322

NET LOANS	$135,940	$128,601

NOTE 4.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and nine-month, year-to-date periods ended September 30, 2002 and 2001 were as follows (in thousands):

	Three Months Ended		Year-to-date
	09/30/2002	09/30/2001	2002	2001
	Unaudited	Unaudited	Unaudited	Unaudited
Balance, beginning of period	$1,882	$1,508	$1,649	$1,625
Provision for loan losses	270	285	810	595
Loan Charge-offs	102	190	420	622
Loan Recoveries	5	1	16	6

Balance, end of period	$2,055	$1,604	$2,055	$1,604

NOTE 5.    Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $5,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $20,809,152 (10.0% of Bank assets.) There were no balances outstanding on any of the lines on September 30, 2002 or on December 31 or September 30, 2001. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $10,404,576 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $6,080,858 on September 30, 2002; $1,803,974 on December 31, 2001; and, $1,885,622 on September 30, 2001.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Common Stock

On March 19, 2002, the Board of Directors authorized a five-percent stock dividend payable to shareholders of record as of May 15, 2002. Shares reported as outstanding as of December 31, 2001, as well as earnings per share and weighted average and actual shares outstanding for the three-month and nine-month, year-to-date periods ending September 30, 2001, have been restated to reflect the stock dividend.

NOTE 7.    Property and Equipment

On June 3, 2002 Inland Northwest Bank opened a new branch office in the Ironwood district of Coeur d’Alene, Idaho; the bank owns the property and facilities at this location. The new office replaces the Sherman Avenue branch, which was located in a leased facility, near downtown Coeur d’Alene. The lease on the Sherman Avenue branch expired in early 2002, with the bank paying monthly rental on the facility until the branch was closed. A nominal amount of leasehold improvements remained un-amortized at the time the branch closed. Year-to-date 2002 financial results include the write-down of the remaining leasehold improvements, offset by a small gain-on-sale generated by disposal of excess equipment from the old facility. The net effect was to reduce after-tax income by $7,417. Total cost of the new facility, $1,424,838, is reported with September 30, 2002 financial information under “Premises and equipment, net.” Bank management is considering the sale of excess land at the new branch location, but does not anticipate either a gain or loss on the sale.

In the third-quarter 2002, equipment determined to be excess by the bank was liquidated at less than book value, with the loss on sale reducing after-tax income by $8,704

NOTE 8.    Amendment to the Inland Northwest Bank Non-Qualified Stock Option Plan

At its meeting on April 16, 2002, the Board of Directors of Inland Northwest Bank approved an amendment to the Inland Northwest Bank Non-Qualified Stock Option Plan (the “Plan”), reserving and setting aside an additional 125,000 shares of the common stock of Northwest Bancorporation, Inc. for issuance pursuant to options granted under the Plan. The amended Plan was incorporated in the Company’s June 30, 2002 Form 10-QSB filing as Exhibit 10.2.31.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Item 3.    Controls and Procedures

The officers signing this report: are responsible for maintaining internal controls; have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiary is made known to them by others within those entities, particularly for the period(s) for and in which this report was being prepared; have evaluated the effectiveness of the Company’s internal controls as of a date within 90 days prior to this report; and, believe that, as of the date of this report and for the periods presented, existing internal controls are effective and adequate based on their evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 99.1	Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U.S.C. 1350

Exhibit 99.2	Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)  Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/S/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

By	/S/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Date: November 12, 2002

CERTIFICATIONS

I, Randall L. Fewel, certify that:

1.	I have reviewed this report on Form 10-QSB of Northwest Bancorporation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By	/S/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

I, Christopher C. Jurey, certify that:

1.	I have reviewed this report on Form 10-QSB of Northwest Bancorporation, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By	/S/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer