Form 10KSB
period 2002-12-31
NORTHWEST BANCORPORATION INC
filed 2003-03-28
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Name of small business issuer in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
421 W. Riverside,	99201-0403
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number) (509) 456-8888

Securities to be registered under Section 12(b) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per Share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $14,761,896.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,890,244. Based on the March 20, 2003 daily closing price.

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,808,204.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form l0-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

PART I

(ALTERNATIVE 2)

ITEM 1.    DESCRIPTION OF BUSINESS (Model B, Form 1-A, item 6.)

Business Development By Issuer and Subsidiaries

Northwest Bancorporation, Inc. (“the Company”) was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. The Bank operates seven branch offices in Washington and two in Idaho; both states allow for statewide branching

General

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

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2002 and 2001 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” on pages 7-14. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington, and it has eight other branches located in the Spokane, Washington, Coeur d’Alene, Idaho and Post Falls, Idaho areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of approximately 417,939 and Kootenai County, Idaho, with a population of approximately 108,685; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2000. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

Banking Services.    The Bank has offered a variety of banking products and services as its principal products during the past five years. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to mid-size businesses.

The products and services include a full range of FDIC insured deposit accounts, including: non-interest bearing checking accounts; interest bearing checking and savings accounts; money market accounts; and fixed and variable rate time certificates of deposit. Transaction accounts and certificates of deposit, including Individual Retirement Accounts [IRA], are offered at rates competitive in the primary market area. To a lesser extent, the Bank will, from time to time, solicit deposits through the national market. Typically, national deposits consist of time certificates with maturities ranging from one to five years, are purchased by credit unions or other financial institutions, will be more expensive than local deposits but priced comparably to funds borrowed from the Federal Home Loan Bank [FHLB] and will be for an amount that allows for full coverage by FDIC insurance. The FDIC currently insures deposit accounts up to a maximum of $100,000.

The Bank offers a full range of commercial and personal loans. The Bank’s primary focus is on commercial lending and most of its loans are classified as commercial or commercial real estate. Typically, loans classified as commercial real estate are owner-occupied; the Bank does not specialize in financing investment properties. Credit services include:

Loans to businesses:

(1)	Operating loans and lines;

(2)	Equipment loans;

(3)	Commercial real estate and construction loans; and,

(4)	SBA or other government guaranteed/subsidized loan programs for small businesses.

Loans to individuals:

(1)	Loans for vehicle purchase or other personal, family or household purposes, including personal lines of credit;

(2)	Home loans (conventional and insured);

(3)	Home improvement and rehabilitation loans;

(4)	Guaranteed or subsidized loan programs; and,

(5)	National credit card (Visa/MasterCard).

Mortgage loans:

The Bank’s mortgage department offers virtually all mortgage products available in the market, specializing in conventional, FHA & VA home loans for the purchase or refinance of 1-4 family residential living units; all loans originated are sold to third-party investors. The mortgage department is housed in three Bank branches and maintains numerous correspondent relationships, as well as internal underwriting authority. Mortgage department income is derived, primarily, from loan origination fees and payments received from mortgage servicing correspondents, who buy both the loan principal and the right to service the loan.

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and purchases, Internet banking, and automatic drafts and transfers to and from various accounts. For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the

Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past two-years, about eleven-percent of Bank assets.

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

At present, there are 17 other local, independent community-based banks operating in the Bank’s primary market area which offer services similar to, and which are in direct competition with, the Bank. Three of these community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 18 commercial banks and savings banks in Spokane County, Washington, having a total of 111 locations and an estimated total of $3,964 million in deposits as of June 30, 2002, the most recent date for which information is readily available. Based on the same information there are 12 commercial banks and savings banks in Kootenai County, Idaho having a total of 35 locations and an estimated total of $1,029 million in deposits.

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

Bank Holding Company Regulation.    The Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco

(collectively, the “Federal Reserve”). The Company is required to file with the Federal Reserve an annual report and any additional information that the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

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

Source of Strength Policy.    Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

Effect of Other Legislation.    The Gramm-Leach-Bliley (GLB) Financial Modernization Act authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act (CRA) performance are specified. The Company meets the standard to be considered “well-capitalized” and the Bank has a “Satisfactory” CRA rating, meeting the requirements contained in the Act. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

GLB contains provisions related to Bank customer’s rights to financial privacy and requires that financial institutions implement policies and procedures that control the use and reuse of customer and consumer non-public information. The Bank provides its customers with an initial notification of their rights under GLB when they first open an account and annually, thereafter.

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

Affiliate Transactions.    The Bank is subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any non-bank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing “low quality” assets from affiliates.

FDIC Assessments.    The deposits of the Bank are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The semi-annual amount of FDIC assessments paid by individual insured depository institutions ranges from 0% to 0.27% of insured deposits, based on the institution’s relative risk as measured by regulatory capital ratios and certain other factors. In 2002 the Bank qualified to pay 0% to the BIF. Banks insured by the BIF are also assessed, along with financial institutions insured by the Savings Association Insurance Fund [“SAIF”] to provide repayment of the Financing Corporation [“FICO”] bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2002 was 1.82 basis points for the first quarter, 1.76 for the second quarter, 1.72 for the third quarter and 1.70 for the fourth quarter. The first-quarter 2003 rate is 1.68 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk- weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2002, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.16%, 10.68% and 11.93%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2002, the Bank held stock in the FHLB in the amount of $592,000.

The Company and the Bank.    As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

Risk-Based Capital Requirements.    Under the risk-based capital guidelines applicable to the Company and the Bank, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8.0%. At least half of the total capital must be “Tier 1” capital, which primarily includes common shareholders’ equity and qualifying preferred stock, less goodwill and other disallowed intangibles. “Tier 2” capital includes, among other items, partial recognition of increases in the market value of qualifying equity securities, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2002 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 106 employees, representing 94.2 full time equivalent positions as of December 31, 2002; the Company, separate from the Bank, does not have any compensated employees.

Summary Performance Information

Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB.

The Bank has experienced growth in total assets of 8.4% and 11.1% for the fiscal years ended December 31, 2002 and 2001, respectively. Net loan growth, not including loans held for sale, was 5.0% and 8.6% for these same periods. Also for these same periods, loan losses net of recoveries were $688,438 and $1,065,724, respectively. The Bank continues to provide for anticipated future losses through increases in the allowance for loan loss reserve which was at $2,025,596 or 1.47% of outstanding loans, on December 31, 2002 and $1,649,034, or 1.26% of outstanding loans, on December 31, 2001. For information on the Bank’s capital ratios as of December 31, 2002, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

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

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid
ASSETS
Investment Securities:
Taxable Investments	$42,730	$2,251	5.27%	$41,618	$2,609	6.27%
Nontaxable Investments	917	35	3.82%	225	10	4.44%

Total Investment Securities	43,647	2,286	5.24%	41,843	2,619	6.26%

Interest-bearing Deposits with Banks	54	0.3	0.56%	80	1	1.25%
Fed Funds Sold	5,403	86.7	1.60%	6,064	210	3.46%

Total Investments	49,104	2,373	4.83%	47,987	2,830	5.90%

Real Estate Loans	18,834	1,667	8.85%	19,476	1,607	8.25%
Consumer Loans	7,888	601	7.62%	7,645	677	8.86%
VISA/MC	1,289	112	8.69%	1,373	196	14.28%
Commercial Loans	109,614	7,829	7.14%	98,574	8,732	8.86%

Total Loans	137,625	10,209	7.42%	127,068	11,212	8.82%

Total Earning Assets	186,729	12,582	6.74%	175,055	14,042	8.02%
Less Reserve for Possible Loan Losses	-1,947			-1,589
Cash and Due from Banks	8,032			7,261
Other Non-earning Assets	7,409			5,511

Total Assets	$200,223			$186,238

LIABILITIES AND STOCKHOLDER'S EQUITY
NOW Accounts	$11,749	$124	1.06%	$11,519	$218	1.89%
Money Market Accounts	39,018	645	1.65%	32,741	941	2.87%
Savings Accounts	4,482	40	0.89%	3,729	56	1.50%
Other Time Deposits	67,880	2,454	3.62%	69,376	3,819	5.50%

Total Interest-bearing Deposits	123,129	3,263	2.65%	117,365	5,034	4.29%
Securities Sold Under Repurchase Agreements/Borrowed Funds	26,992	540	2.00%	23,257	716	3.08%

Total Interest-bearing Liabilities	150,121	$3,803	2.53%	140,622	$5,750	4.09%
Demand Deposits	30,716			29,247
Other Liabilities	3,135			1,339
Stockholder's Equity	16,251			15,030

Total Liabilities and Stockholder's Equity	$200,223			$186,238

Net Interest Income	$8,779			$8,292
Net Average Yield on Interest-earning Assets	4.70%			4.74%

COMMENTS

1.	There were no out-of-period adjustments.
2.	Interest income has been adjusted to include loan fees earned.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	The Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2002	2001	Variance	2001 Rate	Change in income due to change in volume	Change in rate	Difference in income on 2001 volume due to rate change		Change in income due to change in rate and volume		Net change in income due to rate and volume changes
	($ in thousands)
ASSETS
Loans	$137,625	$127,068	$10,557	8.82%	$931.5	-1.41%		$-1,786.1	-$	148.4		$-1,003
Securities	43,647	41,843	1,804	6.26%	112.9	-1.02%		-427.5		-18.4		-333
Fed Funds Sold/Interest Bearing Bank Balances	5,457	6,144	-687	3.43%	-23.6	-1.84%		-113.0		12.6		-124

			$11,674

Net Change in Income on Total Earning Assets												$-1,460

LIABILITIES
NOW Accounts	$11,749	$11,519	$230	1.89%	$4.4	-0.84%	-$	96.4	-$	1.9	-$	94
Money Market Accounts	39,018	32,741	6,277	2.87%	180.4	-1.22%		-399.8		-76.6		-296
Savings Accounts	4,482	3,729	753	1.50%	11.3	-0.61%		-22.7		-4.6		-16
Time Deposits	67,880	69,376	-1,496	5.50%	-82.4	-1.89%		-1,310.9		-28.3		-1,365
Securities Sold under Repurchase Agreements	26,992	23,257	3,735	3.08%	115.0	-1.08%		-250.7		-40.3		-176

			$9,499

Net Change in Expense on Total Interest Bearing Deposits												$-1,947

Net Increase in Net Interest Income												$487

II.	INVESTMENT PORTFOLIO.

Securities

The book & market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2002		December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,190	$7,328	$5,527	$5,661
Obligations of federal government agencies	31,638	32,253	26,290	26,681
Mortgage backed securities	6,870	7,252	7,769	7,876
Corporate debt obligations	5,427	5,479	721	720

Total	$51,125	$52,312	$40,307	$40,938

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$1,938	$1,962	$225	$235

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2002 ($ in thousands, at amortized cost.):

	Within 1 year Maturity	Weighted Average Yield	After 1 year but Within 5 years Maturity	Weighted Average Yield	After 5 years but Within 10 years Maturity	Weighted Average Yield	After 10 years Maturity	Weighted Average Yield	Total	Weighted Total Average Yield
U.S. Treasury	$4,010	3.57%	$3,179	3.38%	0	0	0	0	$7,189	3.49%
U.S. Government Agencies	0	0	17,801	3.77%	10,642	5.29%	2,996	5.85%	$31,439	4.48%
Mortgage pass-throughs (GNMA/FNMA)	0	0	0	0	0	0	6,870	6.76%	$6,870	6.76%
Corporate Bonds	348	5.07%	5,079	3.97%	0	0	0	0	$5,427	4.04%
State and Political Subdivisions	860	5.49%	413	5.24%	349	5.25%	316	6.02%	$1,938	5.48%

Total by Maturity and Yield	$5,218	3.99%	$26,472	3.78%	$10,991	5.29%	$10,182	6.47%	$52,863	4.63%

Comment 1.    Yields have been adjusted on tax-exempt investments to determine a tax-equivalent yield.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III. LOAN	PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2002	2001
Commercial loans	$109,948	$105,457
Real estate loans	16,676	16,943
Installment loans	4,295	4,446
Consumer and other loans	6,422	3,726

Total Loans	$137,341	$130,572

Allowance for loan losses	-2,026	-1,649
Deferred loan fees, net of deferred costs	-291	-322

Net Loans	$135,024	$128,601

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2002 ($ in thousands):

	Maturing
	Within 1 Year Maturity	After 1 yr. but Within 5 Years Maturity	After 5 Years Maturity	Total
Commercial	$28,219	$24,311	$57,418	$109,948
Real Estate Loans	6,572	3,202	6,902	16,676
Installment	749	2,143	1,403	4,295
Consumer and Other	6,422	0	0	6,422

	$41,962	$29,656	$65,723	$137,341

Loans maturing with:
Fixed Rates	$6,496	$22,181	$10,386	$39,063
Variable Rates	35,466	7,476	55,336	98,278

Totals	$41,962	$29,657	$65,722	$137,341

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

	December 31
	2002	2001
	(dollars in thousands)
Loans accounted for on a nonaccrual basis	$1,465	$1,431
Loans contractually past due ninety days or more as to interest or principal	$61	$492
Gross interest income which would have been recorded under original terms	$127	$210
Gross interest income recorded during the period.	$50	$69

C.2.	As of the end of the most recent reported period, 12/31/2002, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31
	2002	2001
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$137,050	$130,250
YTD average net loans	137,625	127,068
Balance of allowance for possible loan losses at beginning of period	1,649	1,625
Loan charge-offs:
Commercial	287	808
Real Estate	270	98
Installment & Credit Card	153	173

Total Charge-offs	710	1,079
Recoveries of loans previously charged-off:
Commercial	17	8
Real Estate	0	1
Installment & Credit Card	5	4

Total Recoveries	22	13

Net Charge-offs	688	1,066
Provision charged to expense	1,065	1,090

Balance of allowance for possible loan losses at end of period	2,026	1,649

Ratio of net charge-offs during period to average loan outstanding	0.50%	0.84%

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31
	2002		2001
	Amount	% of Allowance to Total Allowance	Amount	% of Allowance to Total Allowance
Risk Category 1 (Excellent)	$1	0.05%	$1	0.06%
Risk Category 2 (Good)	2	0.10%	3	0.18%
Risk Category 3 (Pass)
Commercial	439	21.67%	432	26.20%
Consumer	77	3.80%	64	3.88%
Risk Category 4 (Pass/Monitor)	122	6.02%	81	4.91%
Risk Category 5 (Watch)	*		*
Risk Category 6 (Substandard)	*		*
Risk Category 7 (Doubtful)	*		*
SBA Loans Sold (Retained Portion)	46	2.27%	40	2.43%
Bankcard Loans	66	3.26%	72	4.37%
Specifically Identified Potential Loss *	674	33.27%	414	25.11%
Commitments to Lend under Lines/Letters of Credit	272	13.43%	286	17.34%
Supplementary Allowance/Non-specific Factors	327	16.14%	256	15.52%

	$2,026	100.00%	$1,649	100.00%

*	Risk category 5,6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5,6 & 7 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2002		2001
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$30,716	n/a	$29,247	n/a

Interest Bearing Deposits:
NOW Accounts	11,749	1.06%	11,519	1.89%
Money Market Accounts	39,018	1.65%	32,741	2.87%
Savings Accounts	4,482	0.89%	3,729	1.50%
Time Deposits	67,880	3.62%	69,376	5.50%

Total Interest Bearing Deposits	$123,129	2.65%	$117,365	4.29%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2002	2001
3 months or less (adjusted for matured CDs renewed subsequent to year-end)	$11,386	$15,544
Over 3 through 6 months	3,005	3,393
Over 6 through 12 months	1,470	3,672
Over 1 year through 5 years	6,741	846
Over 5 years	0	0

	$22,602	$23,455

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the years ended December 31, 2002 and December 31, 2001 are as follows:

	2002	2001
Ratio:
Return on Average Assets	0.71%	0.64%
Return on Average Equity	8.73%	7.91%
Average Equity to Average Assets	8.12%	8.07%
Dividend Payout Ratio	0.00%	0.00%

VII.    SHORT-TERM BORROWINGS.

As of the most recent reporting period, 12/31/2002, the Company had borrowed $600,000 on its overnight line of credit with the FHLB.

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

Presented below are the results of the analysis performed on financial information as of December 31, 2002. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. The results of the analysis performed December 31, 2002 were within established limits in an increasing interest rate environment. In a decreasing interest rate environment, results were outside of the established limits. However, with the current Federal Funds rate at 1.25%, management does not anticipate a drop in rates of more that 0.50% and does not believe that the results in the down 100/200/300 basis point environments are meaningful.

Net Interest Income and Market Value

Summary Performance

December 31, 2002

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change From Base	%Change From Base	Estimated Value	$ Change From Base	%Change From Base
+300	8,921	$756	9.26%	22,105	$4,053	22.45%
+200	8,741	$576	7.05%	19,544	$1,492	8.27%
+100	8,503	$338	4.14%	17,311	-$741	-4.10%
Base	8,165	$0	0.00%	18,052	$0	0.00%
-100	7,655	-$510	-6.25%	11,534	-$6,518	-36.11%
-200	6,742	-$1,423	-17.43%	10,081	-$7,971	-44.16%
-300	5,714	-$2,451	-30.02%	10,179	-$7,873	-43.61%

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

ITEM 2.    DESCRIPTION OF PROPERTY (Model B, Form 1-A, item 7.)

The Company previously assumed a lease on real property for a subsidiary, INB Mortgage Company, which was merged with and into the Bank in 2000; the lease expired in September 2002. Expenses related to that lease of approximately $3,000 per month are reflected in the financial results for the years 2002 and 2001. Other than that lease, the Company did not own or lease any real or personal property during the 2002 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe branch located in north Spokane, Washington and the Coeur d’Alene branch, located in Coeur d’Alene, Idaho; the Coeur d’Alene branch opened on June 3, 2002. The Bank owns the building for the South Hill branch located in south Spokane, Washington, which is constructed on leased land.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space, which is used for a drive-through banking station and parking facilities.

The Bank leases five other branches situated inside of retail grocery stores. Four of the branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch). The remaining such branch is located in Post Falls, Idaho (the Post Falls branch.)

The Bank leases one additional office situated in the same retail grocery store as its Spokane Valley branch. The office formerly housed the Spokane Valley branch, which was relocated to more spacious quarters in 1999; this office is used by four employees of the Bank’s mortgage department.

In addition to the two owned locations, the Bank has made significant improvements in the one ground-lease location and in the leasehold improvements in the seven leased locations. As of December 31, 2002, the total net book value of the Bank’s consolidated premises and equipment was $3,566,352.

Item 3.    Directors, Executive Officers and Significant Employees (Model B, Form 1- A, item 8.)

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

Dwight B. Aden, Jr.—Mr. Aden is 60 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Jimmie T.G. Coulson—Mr. Coulson is 69 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2005. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 65 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2005. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 56 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 66 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Clark H. Gemmill—Mr. Gemmill is 60. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. During the past five years, he has been a Vice President with UBS Paine Webber, a financial investment firm with a branch office in Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 54; he is a director, President and Chief Executive Officer of the Bank. He has been a director of the Bank since May 16, 2000 and has served as President of the Company and President and Chief Executive Officer of the Bank since July 1, 2001. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2003.

Bryan S. Norby—Mr. Norby is 45. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the Shareholders to be held in 2003. During the past five years Mr. Norby has been a certified public accountant and is Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 68 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2003. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Hubert F. Randall—Mr. Randall is 74. He has been a director of the Bank since its incorporation on May 26, 1989 and has been a director of the Company since March 30, 1992. Mr. Randall’s current term as a director will expire at the annual meeting of the shareholders to be held in 2003. Because the Company’s bylaws provide for retirement from the Board prior to reaching age 75, Mr. Randall will not stand for re-election when his current term expires. Mr. Randall retired in July 1990. For the five years prior to his retirement, he was the Executive Vice President and Chief Executive Officer of Kim Hotstart Manufacturing Company, Inc., a Spokane company specializing in the design and manufacture of heating systems for industrial engines.

Phillip L. Sandberg—Mr. Sandberg is 70 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 66; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. Since June 10, 2002, Mr. Schunter has been the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 64 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. During the past five years Mr. Shelby has been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 69 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2004. Mr. Walker retired in 1995. For the five years prior to his retirement, he was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 32 and is an officer of the Bank and Secretary of the Company. She has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Ronald M. Bower—Mr. Bower is 61 and joined the Bank in January 2000. For the five years prior to that time, Mr. Bower was Senior Vice President and Manager of Credit Risk Management for Eastern Washington and Northern Idaho for a regional financial institution with offices in Spokane. He currently is Executive Vice President and Chief Credit Officer of the Bank. Mr. Bower has notified the Bank that he plans to retire on May 2, 2003.

Christopher C. Jurey—Mr. Jurey is 53 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees

James M. Abrahamson—Mr. Abrahamson is 61 and has been an officer of the Bank since 1996. He currently is a Senior Vice President, Commercial Loan Officer and team leader.

Douglas J. Beaudoin—Mr. Beaudoin is 52 and has been an officer of the Bank since 1998. Prior to that time, between 1996 and 1998, Mr. Beaudoin worked as a Vice President in the commercial real estate division of a regional financial institution with offices in Spokane. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Richard L. Brittain—Mr. Brittain is 51 and has been an officer of the Bank since 1995. He currently is a Senior Vice President, Commercial Loan Officer and team leader.

Elizabeth A. Herndon—Ms. Herndon is 49 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 47 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

ITEM 4.    REMUNERATION OF DIRECTORS AND OFFICERS (Model B, Form 1- A, item 9.)

The following table sets forth all compensation paid during the last fiscal year to the Chief Executive Officer and executive officer[s] of the Bank whose annual salary and bonus exceeded $100,000 during 2002. Directors are compensated as described below. Other than as detailed, below, no officer or director of the Company has received any other remuneration or indirect financial benefit to date.

Executive Compensation

Name and Capacities in which Remuneration was Received	Year	Salary	Bonus[a]	Deferred Compensation[b]	401(k) Matching Contribution[c]	Total Compensation[d]
Randall L. Fewel President & Chief Executive Officer	2002	129,794	15,214	3,000	3,376	164,982
Christopher C. Jurey Executive Vice President & Chief Financial Officer	2002	105,429	9,682	—	2,878	122,438
Ronald M. Bower Executive Vice President & Chief Credit Officer	2002	87,535	8,770	7,650	2,599	110,569

a)	See “Incentive Plan for Senior Management,” below.
b)	Employees of the Bank with the title of “Vice President” or higher may elect to defer a portion of their compensation, with prior approval (annually) of the Board of Directors. The Bank does not match voluntarily deferred income; it does, however, credit interest on salary thus deferred. The Bank credits interest at the tax-equivalent rate that it earns on a Bank Owned Life Insurance (BOLI) product that it purchased in December 2001.
c)	The Bank matches 50% of employee contributions to the 401(k) Plan. The matching contribution is limited to a maximum of 2.5% of the employee’s salary.
d)	Includes the aggregate value of perquisites and personal benefits that were no more than the lesser of $50,000 or 10% of the executive’s salary and bonus.

Director Compensation

Directors of the Bank (excluding the Chairman and Mr. Fewel) received an attendance fee in the amount of $200 per meeting and $100 per committee meeting. The Chairman receives a $400 attendance fee per meeting. Director/employees are not compensated for meeting attendance. Each director other than the Board Chairman and Mr. Fewel also received 200 shares of Common Stock of the Company as additional compensation. The Board Chairman received 300 shares of Common Stock of the Company as additional compensation. No other compensation arrangement has been established for the directors of the Company as yet.

The aggregate annual remuneration of executive and corporate officers and directors of the Bank as a group was $540,421 for fiscal year 2002.

Employment and Change of Control Agreements

The Bank has entered into an employment agreement with Mr. Fewel that provides for a continuous employment term until such time as the Bank notifies him that the Bank will establish an employment term of one-year, commencing with the date of receipt of such notice by him. Upon receiving such notice Mr. Fewel could resign and continue to receive payment of his fixed-salary and certain benefits for a period of one-year. The agreement provides that, during the term of the agreement, he will remain employed in an executive position, with no reduction in his fixed-salary should his position change and that his fixed-salary will be adjusted annually at the discretion of the Board. The fixed-salary will not be decreased from year-to-year; however, incentive payments, if any, and other benefits may be more or less than received in prior years. The Bank may terminate Mr. Fewel’s employment without cause; however, in that case, he would continue to receive payment of his fixed salary and certain benefits for a period of one-year.

In the event of a change in control of the Company, the agreement provides for a severance payment to Mr. Fewel if his employment is terminated or if he resigns during a thirty-six month period following the date of the change in control; other benefits are discontinued, except as may be required by law. Any severance payment made to him will be reduced to the extent necessary to meet the requirements of Internal Revenue Service regulations then in effect, as well as the rules, regulations or lawful directives of other agencies with regulatory or supervisory authority over the Company or the Bank. The Bank’s obligation for payment to Mr. Fewel under any of the above-described circumstances may be reduced, in part or in full, if he receives compensation from a successor employer or from self-employment while the Bank is making payment to him. If the successor employer is a financial institution located within the Bank’s market area, and if he has not obtained prior approval from the Bank’s Board of Directors, the Bank is under no obligation to continue any payment of salary or benefits.

The Bank has entered into similar employment agreements with Mr. Bower and Mr. Jurey; however, in the event of a change in control, the period considered for severance payments is twenty-four months. Employment agreements with Ms. Austin and other non-executive officers are consistent as to all terms; with the exception that the period considered for severance payment is twelve months.

Incentive Plan for Senior Management

The purpose of the Executive Incentive Plan (the “EIP”) is to reward senior Bank management for its efforts in meeting or exceeding the annual goals presented to the Board of Directors during the annual budgeting process. The EIP defines a number of factors that are considered to be of importance by the Board in enhancing the long-term viability of the bank and return to shareholders. A portion of each officer’s total compensation is dependent upon performance in relation to budget, adjusted to reflect the Bank’s overall performance in comparison to that of similar financial institutions. Incentive payments made to named executives under the EIP are disclosed in the table detailing executive compensation.

Executive Retirement Plan

The Bank maintains an unfunded supplemental executive retirement plan for the benefit of the Bank’s former chief executive officer which is fully vested. The plan provides for monthly payments for a period of fifteen years beginning on June 30, 2001. In the event of his death, the plan provides for payment to his designated beneficiary.

At December 31, 2002 and 2001, $204,965 and $213,216, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements.

The net post-retirement benefit cost recognized during the years ended December 31, 2002 and 2001, was $16,386 and $25,410, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $227,542 and cash surrender value of $198,339 and $182,755 at December 31, 2002 and 2001, respectively.

ITEM 5.    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (MODEL B, FORM 1-A, ITEM 10.)

The Company does not have any compensated officers; the information in this item is provided for each director and executive officer of the Company and the Bank.

Officers and directors as a group own of record, to the knowledge of the Company, 481,925 shares of common stock of the Company, representing 26.65% of the outstanding shares of common stock. No shareholder of record presently owns more than ten-percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of stock options increase any shareholder ownership of record to more than ten-percent (10%).

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

Name and Position	Number of Shares Beneficially Owned(1)		Percentage of Class
Harlan Douglass, Director	153,091	(2)	8.47%
Frederick M. Schunter, Director	50,921	(2)	2.82%
Jimmie T.G. Coulson, Director	48,668	(2)(3)	2.69%
Clark H. Gemmill, Director	39,895		2.21%
Hubert F. Randall, Director	35,651		1.97%
Phillip L. Sandberg, Director	34,107		1.89%
James R. Walker, Director	31,018	(2)	1.72%
Richard H. Peterson, Director	29,555		1.63%
Christopher C. Jurey, EVP/Chief Financial Officer	15,065		*
William E. Shelby, Chairman	11,264		*
Randall L. Fewel, President/Chief Executive Officer	10,619		*
Donald A. Ellingsen, Director	8,944	(4)	*
Bryan S. Norby, Director	6,598	(2)	*
Freeman B. Duncan, Director	3,196	(5)	*
Dwight B. Aden Jr., Director	2,861		*
Holly A. Austin, Secretary	300		*
Ronald M. Bower, EVP/Chief Credit Officer	172	(6)	*

Total	481,925	(2-6)	26.65%

* Less than 1.0%

(1)	Shares held directly with sold voting and investment power, unless otherwise indicated.

(2)	Includes shares held with or by his/her spouse.

(3)	Includes 5,056 shares held by CINV.

(4)	Includes 7,752 shares held by Spokane Eye Clinic.

(5)	Includes 2,976 shares held in the Freeman B. Duncan Profit Sharing Plan.

(6)	Includes 172 shares held by the Bower Living Trust.

Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan (the “Plan”). At its meeting on April 16, 2002, the Board approved an amendment to the Plan, reserving and setting aside an additional 125,000 shares of the common stock of the Company for issuance pursuant to options granted under the Plan. The amended Plan was incorporated in the

Company’s June 30, 2002 Form 10-QSB filing as Exhibit 10.2.31. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 234,640 shares. At December 31, 2002, an additional 133,665 shares were available for granting to employees. The per option price for options granted shall be the fair market value of said share on the date the option is granted. The number of shares granted by the stock option will be adjusted for stock dividends declared prior to exercise or expiration of the option.

Name of Holder	Expiration Date	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price (1)	Date Exercisable if not Currently Exercisable
Randall L. Fewel	01/01/05	option—1,541	7.95	(2)
	12/17/06	option—1,401	8.92	(2)
	12/16/07	option—1,273	10.21	(2)
	12/15/08	option—2,315	13.82	(3)
	12/21/09	option—2,315	13.82	(4)
	12/19/10	option—3,308	9.07	(5)
	07/01/11	option—10,500	9.52	(6)
	12/18/12	option—5,000	10.10	19-Dec-03

Ronald M. Bower	12/19/10	option—2,205	9.07	(5)
	12/18/12	option—1,500	10.10	19-Dec-03

Christopher C. Jurey	01/01/05	option—1,541	7.95	(2)
	12/17/06	option—1,401	8.92	(2)
	12/16/07	option—1,273	10.21	(2)
	12/15/08	option—2,315	13.82	(3)
	12/21/09	option—2,315	13.82	(4)
	12/19/10	option—2,205	9.07	(5)
	12/18/12	option—1,500	10.10	19-Dec-03

(1)	The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)	Options are fully vested and exercisable.

(3)	Options are exercisable to the extent that they are currently vested—80%.

(4)	Options are exercisable to the extent that they are currently vested—60%.

(5)	Options are exercisable to the extent that they are currently vested—40%.

(6)	Options are exercisable to the extent that they are currently vested—20%.

ITEM 6.    INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (MODEL B, FORM 1-A, ITEM 11.)

The Company, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2002 and 2001, were $2,056,381 and $2,157,657, respectively. During the year ended December 31, 2002 and 2001, total principal additions were $48,000 and $93,122 and total principal payments were $149,276 and $1,108,415, respectively. Aggregate deposit balances with related parties at December 31, 2002 and 2001, were $1,330,441 and $1,379,905, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

PART II

ITEM 1.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock. Transactions take place from time to time and the Company becomes aware of those transactions if certificates are presented for transfer. Quotations are published in a daily newspaper in Spokane, Washington but those quotations are not necessarily reflective of actual transactions. Quotations may also be obtained by researching the stock symbol “NBCT.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bullentin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price (for the year 2002) and quotations carried in the newspaper (for 2001, when information on actual transactions was not readily available) by quarters for the Company’s last two fiscal years is set forth below.

	(adjusted for 5% stock dividends in May 2002 and 2001)
	2002		2001
	High	Low	High	Low
January 1 – March 31	$9.52	$7.62	$8.16	$7.26
April 1 – June 30	$10.25	$8.40	$9.07	$8.16
July 1 – September 30	$10.10	$9.20	$10.00	$8.33
October 1 – December 31	$10.44	$9.90	$8.57	$8.57

The Company declared a 5% stock dividend, payable June 14, 2002, to holders of record May 15, 2002; 86,111 shares were issued on June 14, 2002.

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Holders

As of December 31, 2002, there were approximately 473 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by 23 non-affiliated depositories. These non-affiliated depositories hold shares for at least 91 individual shareholders. The Company has relied upon information received from those depositories in determining the number of record holders.

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

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	101	$10.72	134

	101	$10.72	134

ITEM	2. LEGAL PROCEEDINGS

Other than routine litigation incidental to the business of the Bank, there are no pending legal proceedings in which the Company or the Bank is a party or any of their respective properties is subject. There are no pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficiary of more than 5% of the common stock of the Company, or any security holder of the Company is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank.

ITEM	3. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or the Bank.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2002 fiscal year.

ITEM	5. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Company’s review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been timely complied with in 2002.

ITEM	6. REPORTS ON FORM 8-K

No reports were filed on Form 8-K during the last quarter of the fiscal year 2002.

ITEM 7.    CONTROLS AND PROCEDURES

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2002 and 2001

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Moss Adams LLP

Spokane, Washington

January 17, 2003

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2002	2001
ASSETS
Cash and due from banks	$10,826,937	$8,710,181
Federal funds sold	—	6,620,000
Securities available for sale	52,312,298	40,937,748
Securities held to maturity	1,938,161	225,000
Federal Home Loan Bank stock, at cost	592,000	556,900
Loans receivable, net of allowance for loan losses 2002 $2,025,596; 2001 $1,649,034	135,024,081	128,600,767
Loans held for sale	663,793	932,860
Premises and equipment	3,566,352	3,277,157
Accrued interest receivable	1,063,310	1,096,975
Foreclosed real estate and other repossessed assets	1,111,634	317,276
Other assets	2,045,481	1,592,611

Total assets	$209,144,047	$192,867,475

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$166,057,868	$152,176,973
Securities sold under agreements to repurchase	17,970,391	22,409,164
Accrued interest and other liabilities	1,148,388	898,659
Federal funds purchased	600,000	—
Borrowed funds	5,986,574	1,803,974

Total liabilities	191,763,221	177,288,770

Commitments and contingencies (note 10)

Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,808,335 and 1,720,530 shares	14,325,289	13,495,186
Retained earnings	2,271,912	1,666,961
Accumulated comprehensive income	783,625	416,558

Total stockholders' equity	17,380,826	15,578,705

Total liabilities and stockholders' equity	$209,144,047	$192,867,475

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2002	2001
Interest Income:
Loans receivable, including fees	$10,209,089	$11,212,303
Investment securities:
U.S. Treasury securities	262,798	229,382
U.S. government agency securities	1,842,079	2,341,018
Other securities	181,741	49,139
Federal funds sold	86,583	210,188

Total interest income	12,582,290	14,042,030

Interest Expense:
Deposits	3,262,668	5,033,980
Borrowed funds and securities sold under agreements to repurchase	540,197	716,034

Total interest expense	3,802,865	5,750,014

Net interest income	8,779,425	8,292,016
Provision for loan losses	1,065,000	1,090,000

Net interest income after provision for loan losses	7,714,425	7,202,016

Noninterest Income:
Service charges on deposits	922,517	844,561
Net gains from sale of loans	645,878	542,580
Gain on sale of securities	175,054	115,667
Other income	436,157	436,784

	2,179,606	1,939,592

Noninterest Expense:
Salaries and employee benefits	4,511,948	4,346,222
Occupancy expense	651,694	627,691
Equipment expense	607,462	565,059
(Gain) loss on foreclosed real estate	26,173	(30,989)
Other operating expenses	1,930,562	1,832,508

	7,727,839	7,340,491

Net income before income taxes	2,166,192	1,801,117
Income tax expense	747,490	612,302

Net income	$1,418,702	$1,188,815

Basic earnings per share	$0.78	$0.65

Diluted earnings per share assuming full dilution	$0.78	$0.65

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2000	1,656,766	$12,836,358	$1,308,515	$190,919	$14,335,792
Net income	—	—	1,188,815	—	1,188,815	$1,188,815
Stock repurchased	(24,314)	(221,532)	—	—	(221,532)
Stock options exercised	2,542	25,000	—	—	25,000
Stock sold	236	2,360	—	—	2,360
Stock issued to directors	2,500	25,000	—	—	25,000
5% stock dividend	82,800	828,000	(828,000)	—	—
Fractional shares paid in cash	—	—	(2,369)	—	(2,369)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	225,639	225,639	225,639

Balance, December 31, 2001	1,720,530	13,495,186	1,666,961	416,558	15,578,705	$1,414,454

Net income		—	1,418,702	—	1,418,702	$1,418,702
Stock repurchased	(1,006)	(9,161)	—	—	(9,161)
Stock sold	242	2,287	—	—	2,287
Stock issued to directors	2,700	25,515	—	—	25,515
5% stock dividend	85,869	811,462	(811,462)	—	—
Fractional shares paid in cash	—	—	(2,289)	—	(2,289)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	367,067	367,067	367,067

Balance, December 31, 2002	1,808,335	$14,325,289	$2,271,912	$783,625	$17,380,826	$1,785,769

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,418,702	$1,188,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	494,693	460,686
Provision for loan losses	1,065,000	1,090,000
Provision for losses on foreclosed real estate and other repossessed assets	69,100	30,000
Accretion of securities discounts	(88,782)	(97,982)
Amortization of securities premiums	101,472	32,984
Loss on disposal of assets	26,412	10,019
Net gain on sale of foreclosed real estate and other repossessed assets	(42,927)	(60,989)
Stock dividends received	(35,100)	(36,500)
Deferred income taxes	6,773	86,196
Gain on sale of securities	(175,054)	(115,667)
Change in assets and liabilities:
Accrued interest receivable	33,665	239,407
Other assets	(648,739)	(1,266,242)
Loans held for sale	269,067	(304,178)
Accrued interest and other liabilities	249,729	(153,653)

Net cash provided by operating activities	2,744,011	1,102,896

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	6,620,000	(5,921,000)
Securities available for sale:
Proceeds from maturities or principal payments	20,061,995	30,737,901
Proceeds from sales	2,182,783	2,104,500
Purchases	(32,900,648)	(33,802,708)
Securities held to maturity:
Purchases	(1,713,314)	—
Purchases of premises and equipment	(819,795)	(960,271)
Proceeds from sale of premises and equipment	9,495	5,378
Proceeds from sale of foreclosed real estate and other repossessed assets	318,017	579,548
Net increase in loans	(8,626,862)	(11,645,837)

Net cash used by investing activities	(14,868,329)	(18,902,489)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$13,880,895	$13,290,844
Net increase (decrease) in securities sold under agreements to repurchase	(4,438,773)	4,828,349
Proceeds from issuance of capital stock	27,802	52,360
Payment of fractional shares	(2,289)	(2,369)
Repurchase of capital stock	(9,161)	(221,532)
Proceeds from issuance of borrowed funds	4,500,000	—
Repayment of borrowed funds	(317,400)	(81,648)
Net increase in fed funds purchased	600,000	—

Net cash provided by financing activities	14,241,074	17,866,004

NET CHANGE IN CASH AND DUE FROM BANKS	2,116,756	66,411
Cash and due from banks, beginning of year	8,710,181	8,643,770

Cash and due from banks, end of year	$10,826,937	$8,710,181

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$3,847,045	$5,957,407

Income taxes	$785,043	$606,459

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	$556,163	$341,880

Acquisition of real estate and other repossessed assets in settlement of loans	$1,138,548	$398,068

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Corporation) and its wholly-owned subsidiary, Inland Northwest Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash equivalents:

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks,” which mature within ninety days.

Securities held to maturity:

Bonds and notes for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

Securities available for sale:

Securities available for sale consist of bonds and notes not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. No such write-downs have occurred.

Loans held for sale:

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Gains or losses on the sale of such loans are based on the specific identification method.

Loans:

The Corporation grants mortgage, commercial, and consumer loans to its customers. A substantial portion of the loan porfolio is represented by loans throughout eastern Washington and northern Idaho. The ability of the Corporation’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Management may also discontinue accrual of interest if management feels the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income, with interest income subsequently recognized only to the extent cash payments are received. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Stock compensation plan:

At December 31, 2002, the Corporation has a nonqualified stock option plan for key employees, which is described more fully in Note 14. The Corporation accounts for this plan under the recognition and measurement

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value assumptions are based on a risk-free interest rate of 3.63%, 7 year expected life for the options granted in 2002 and 2001, respectively, 7.43% expected volatility and no cash dividends declared.

	December 31,
	2002	2001
Net income, as reported	$1,418,702	$1,188,815
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37,497)	(49,357)

Pro forma net income	$1,381,205	$1,139,458

Earnings per share:
Basic, as reported	$0.78	$0.65

Basic, pro forma	$0.76	$0.62

Diluted, as reported	$0.78	$0.65

Diluted, pro forma	$0.76	$0.62

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2002	2001
Unrealized holding gains on available for sale securities	$731,217	$457,547
Reclassification adjustment for gains realized in income	(175,054)	(115,667)

Net unrealized gains	556,163	341,880
Tax effect	(189,096)	(116,241)

Net of tax amount	$367,067	$225,639

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1.    Summary of Significant Accounting Policies—(Continued)

Recent accounting pronouncements:

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Corporation in the third quarter of 2003. The Corporation does not expect to effect a voluntary change in accounting to the fair value method, and, accordingly, does not expect the adoption of SFAS No. 148 to have a significant impact on the Corporation’s future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements. The initial recognition requirements of Interpretation No. 45 are effective for guarantees issued or modified after December 31, 2002, and adoption of disclosure requirements is effective for the Corporation in the second quarter of 2003. The Corporation does not expect the adoption of Interpretation No. 45 to have a significant impact on the Corporation’s future results of operations or financial position.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2002 and 2001, was $136,606 and $116,105, respectively.

Note 2.    Investments in Securities

Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2002 and 2001, were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$31,638,237	$621,073	$(6,510)	$32,252,800
U.S. treasury securities	7,189,647	138,253	—	7,327,900
Corporate debt obligations	5,427,052	55,409	(3,095)	5,479,366
Mortgage backed securities	6,870,050	382,182	—	7,252,232

	$51,124,986	$1,196,917	$(9,605)	$52,312,298

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Investment in Securities—(Continued)

	December 31, 2001
Securities available for sale:
U.S. government agency securities	$26,290,089	$421,240	$(30,620)	$26,680,709
U.S. treasury securities	5,526,893	134,157	—	5,661,050
Corporate debt obligations	720,683	2,254	(2,494)	720,443
Mortgage backed securities	7,768,934	157,712	(51,100)	7,875,546

	$40,306,599	$715,363	$(84,214)	$40,937,748

At December 31, 2002 and 2001, securities available for sale with an amortized cost of $22,285,894 and $26,982,527, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The approximate market value of these securities was $23,081,955 and $27,406,233 at December 31, 2002 and 2001, respectively. Securities available for sale with an amortized cost of $2,796,719 and $2,996,513 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $2,922,649 and $3,049,491 at December 31, 2002 and 2001, respectively. Securities available for sale with an amortized cost of $7,839,647 and $6,176,893 at December 31, 2002 and 2001, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $8,002,900 and $6,334,925 at December 31, 2002 and 2001, respectively.

For the years ended December 31, 2002 and 2001, proceeds from sales of securities available for sale amounted to $2,182,783 and $2,104,500, respectively. Gross realized gains during the years ended December 31, 2002 and 2001, were $176,003 and $115,667, respectively. Gross realized losses were $949 and $-0- for the years ended December 31, 2002 and 2001, respectively.

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$1,938,161	$24,338	$—	$1,962,499

	December 31, 2001
State and municipal securities	$225,000	$9,718	$—	$234,718

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2002, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$860,000	$860,000	$4,357,972	$4,385,233
Due from one year to five years	413,424	428,410	26,258,722	26,718,933
Due from five to ten years	348,518	356,276	10,642,546	10,873,080
Due after ten years	316,219	317,813	2,995,696	3,082,820
Mortgage backed securities	—	—	6,870,050	7,252,232

	$1,938,161	$1,962,499	$51,124,986	$52,312,298

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 4.    Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2002	2001
Commercial	$109,947,485	$105,456,668
Real estate	16,675,402	16,943,339
Installment	4,295,350	4,446,156
Consumer and other	6,422,424	3,726,124

	137,340,661	130,572,287
Allowance for loan losses	(2,025,596)	(1,649,034)
Net deferred loan fees	(290,984)	(322,486)

	$135,024,081	$128,600,767

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2002	2001
Balance, beginning of year	$1,649,034	$1,624,758
Provision charged to operations	1,065,000	1,090,000
Loans charged off, net of recoveries	(688,438)	(1,065,724)

Balance, end of year	$2,025,596	$1,649,034

The loans fall into the following fixed and variable components:

	December 31,
	2002	2001
Fixed rate loans	$39,063,013	$42,900,767
Variable rate loans	98,277,648	87,671,520

	$137,340,661	$130,572,287

Impairment of loans having recorded investments of $1,585,804 and $1,431,311 at December 31, 2002 and 2001, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $471,616 and $281,671 at December 31, 2002 and 2001, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001, was $1,836,561 and $573,430, respectively. Interest income on impaired loans of $163,241 and $68,946 was recognized for cash payments received in 2002 and 2001, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2002 and 2001, were as follows:

	December 31,
	2002	2001
Land	$675,046	$669,457
Premises	1,697,097	932,604
Furniture, fixtures and equipment	3,359,853	3,336,191
Leasehold improvements	837,578	836,051
Construction in progress	—	239,588

Total cost	6,569,574	6,013,891
Accumulated depreciation	(3,003,222)	(2,736,734)

Net Book Value	$3,566,352	$3,277,157

Depreciation expense was $494,693 and $460,686 for the years ended December 31, 2002 and 2001, respectively.

The Corporation leases its main office and six of its eight branches under lease agreements that expire on various dates through 2009. The lease agreements have various renewal options.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2002:

Year ending December 31,
2003	$362,492
2004	355,318
2005	336,188
2006	321,168
2007	209,294
Thereafter	309,336

Total Minimum Payments Required	$1,893,796

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2002 and 2001, were $393,036 and $406,589, respectively.

Note 6.    Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2002	2001
Balance, beginning of year	$30,000	$—
Provision charged to income	69,100	30,000

Balance, end of year	$99,100	$30,000

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2002 and 2001, are impairment losses of $69,100 and $30,000,

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Foreclosed Real Estate and Other Repossessed Assets—(Continued)

respectively, on real estate and other repossessed assets held for sale. Realized gains of $42,927 and $60,989 are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2002 and 2001, respectively.

Note 7.    Deposits

Major classifications of deposits at December 31, 2002 and 2001, were as follows:

	2002	2001
Demand deposits	$31,648,240	$33,060,276
Money market	46,692,440	35,135,816
NOW accounts	13,737,003	13,729,806
Savings deposits	4,810,289	4,296,046
Time deposits, $100,000 and over	22,602,190	23,337,187
Other time deposits	46,567,706	42,617,842

	$166,057,868	$152,176,973

Maturities for time deposits at December 31, 2002, are summarized as follows:

Maturing one year or less	$42,664,671

Maturing one to five years	26,166,266

Maturing five to ten years	338,959

$69,169,896

Note 8.    Borrowed Funds

Borrowed funds at December 31 consisted of the following:

	2002	2001
Notes payable, FHLB advances maturing 2013, 6.15% fixed rate. Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $14,905.	$1,450,617	$1,534,608
Notes payable, FHLB advances maturing 2028, 6.09% fixed rate. Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $674.	107,917	109,254
Notes payable, FHLB advances maturing 2028, 6.28% fixed rate. Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $664.	104,664	105,881
Notes payable, FHLB advances maturing 2027, 6.60% fixed rate. Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $468.	52,118	54,231

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Borrowed Funds—(Continued)

	2002	2001
Notes payable, FHLB advances maturing 2009, 4.94% fixed rate. Principal and interest payments vary month to month based on the terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $31,247.	$1,771,258	—
Notes payable, FHLB advances maturing 2007, 5.05% fixed rate. Interest only payments monthly, with all principal due upon maturity terms of the debt agreement with the FHLB. At December 31, 2002, the payment was approximately $10,723.	2,500,000	—

	$5,986,574	$1,803,974

The scheduled maturities of borrowed funds at December 31, 2002, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount

2003	5.25%	$382,001
2004	5.27%	390,303
2005	5.29%	399,336
2006	5.31%	409,166
2007 and after	5.36%	4,405,768

		$5,986,574

Note 9.    Other Borrowed Funds

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2.

Information concerning securities sold under agreements to repurchase at December 31, 2002, is summarized as follows:

Average balance during the year	$21,236,368

Average interest rate during the year	1.11%

Maximum month-end balance during the year	$26,499,177

Note 10.    Commitments and Contingencies

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

The Bank has unsecured operating lines of credit with KeyBank of Washington for $5,000,000, maturing July 1, 2003, U.S. Bank for $1,500,000, with no stated maturity, and Zions Bank for $1,500,000 with no stated maturity. The Bank also has a line of credit with Federal Home Loan Bank for $31,234,660 at December 31, 2002, with $20,889,779 available in overnight funds and $10,444,889 available in long-term funds. This line is collateralized by all assets of the Bank. There were $5,986,574 and $1,803,974 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2002 and 2001, respectively (see Note 8). There was $600,000 outstanding on overnight funds on the FHLB line at December 31, 2002.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingencies—(Continued)

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2002 and 2001, commitments under standby letters of credit were $472,859 and $30,300, and firm loan commitments were $36,481,624 and $34,776,307, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

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

Note 12.    Income Taxes

The components of income tax expense are as follows:

	2002	2001
Current tax expense	$740,717	$526,106
Deferred tax expense	6,773	86,196

Income tax expense	$747,490	$612,302

The components of the net deferred tax asset (liability) are as follows:

	2002	2001
Deferred tax assets:
Allowance for loan losses	$429,813	$400,628
Deferred compensation	110,442	105,051
Nonaccrual loan interest	7,808	4,983
Goodwill amortization	49,535	54,168
Allowance for writedown of other real estate owned	34,685	—

	632,283	564,830

Deferred tax liabilities:
Accumulated depreciation	291,554	259,076
Deferred loan fees	144,010	106,688
Net unrealized gain on securities available for sale	403,689	214,593
Other	76,227	71,801

	915,480	652,158

Net deferred tax liability	$(283,197)	$(87,328)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes—(Continued)

The net deferred tax liabilities are included in accrued interest and other liabilities on the consolidated statements of financial condition at December 31, 2002 and 2001.

At December 31, 2002 and 2001, an income tax receivable of $9,184 and $797, respectively, was included in other assets on the consolidated statement of financial condition.

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2002	2001
Federal income tax at statutory rate	$736,505	$612,380
Effect of tax-exempt interest income	(25,846)	(10,404)
Effect of tax-exempt interest expense	1,909	698
Effect of nondeductible expenses	(12,598)	15,978
Effect of state income taxes	13,704	—
Other	33,816	(6,350)

INCOME TAX EXPENSE	$747,490	$612,302

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

At December 31, 2002 and 2001, $204,965 and $213,216, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements.

The net post-retirement benefit cost recognized during the years ended December 31, 2002 and 2001, was $16,386 and $25,410, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $227,542 and cash surrender value of $198,339 and $182,755 at December 31, 2002 and 2001, respectively. The Bank purchased life insurance policies on several officers of the Bank with a total face value of $2,936,500 and cash surrender value of $1,053,974 at December 31, 2002. The cash surrender values are included in the consolidated statement of financial condition in other assets.

Note 14.    Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 234,640 shares. At December 31, 2002, an additional 133,665 shares were available for granting to employees. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted are eligible for stock dividends.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Stock Option Plan—(Continued)

A summary of the status of the Bank’s stock option plans and changes during the years ending on those dates is presented below:

	2002		2001
	Shares Actual	Weighted-Average Exercise Price	Shares Actual	Weighted-Average Exercise Price
Outstanding options, beginning of year	89,000	$10.80	83,689	$11.03
Granted	12,500	$10.10	15,750	$9.52
Exercised	—	$—	(2,542)	$9.83
Forfeited	(525)	$9.52	(7,897)	$10.64

Outstanding options, end of year	100,975	$10.72	89,000	$10.80

Options exercisable at year end	52,207		36,978

Weighted-average fair value of options granted during the year	$2.33		$2.75

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Exercisable Options
	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at End of Year	Weighted-Average Exercise Price
Price ranges ($7.95 through $10.20)	70,299	7.4	$9.36	31,304	$9.13
Price ranges ($10.21 through $13.82)	30,676	6.6	13.82	20,903	13.82

Total	100,975	7.2	$10.72	52,207	$11.01

Note 15.    Common Stock

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

On March 19, 2002, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2002, and issued June 14, 2002. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at May 15, 2002.

During 2002 and 2001, the Board of Directors voted to issue 2,700 and 2,500 shares, respectively, to each nonemployee Director pursuant to the Corporation’s Director Compensation Plan.

Note 16.    Profit Sharing Plan

The Bank has a 401(k) profit sharing plan covering all employees who meet the eligibility requirements. The Plan provides for employees to elect up to 18% of their compensation to be paid into the fund. The Bank’s

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.    Profit Sharing Plan—(Continued)

policy is to match contributions equal to 50% of the participant’s contribution not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. The Bank’s contribution was $83,066 and $71,752 for years ended December 31, 2002 and 2001, respectively.

Note 17.    Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2002 and 2001, were $2,056,381 and $2,157,657, respectively. During the year ended December 31, 2002 and 2001, total principal additions were $48,000 and $93,122 and total principal payments were $149,276 and $1,108,415, respectively. Aggregate deposit balances with related parties at December 31, 2002 and 2001, were $1,330,441 and $1,379,905, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 18.    Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Corporation. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, which was $5,449,624 at December 31, 2002. Accordingly, $11,737,238 of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2002.

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

As of December 31, 2002, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Regulatory Capital Requirements—(Continued)

The Corporation’s and Bank’s actual December 31, 2002 and 2001, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2002
Total capital (to risk-weighted assets):
Northwest Bancorporation	$18,517,234	12.06%	$12,288,209	≥	8%	n/a		n/a
Inland Northwest Bank	18,323,260	11.93%	12,288,146	≥	8%	$15,360,182	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	16,597,201	10.81%	6,144,105	≥	4%	n/a		n/a
Inland Northwest Bank	16,403,237	10.68%	6,144,073	≥	4%	9,216,109	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	16,597,201	8.26%	8,040,246	≥	4%	n/a		n/a
Inland Northwest Bank	16,403,237	8.16%	8,040,213	≥	4%	10,050,266	≥	5%

December 31, 2001
Total capital (to risk-weighted assets):
Northwest Bancorporation	$17,095,198	12.16%	$11,247,896	≥	8%	n/a		n/a
Inland Northwest Bank	16,969,882	12.07%	11,243,121	≥	8%	$14,053,901	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	15,162,147	10.78%	5,623,948	≥	4%	n/a		n/a
Inland Northwest Bank	15,036,831	10.70%	5,621,560	≥	4%	8,432,341	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	15,162,147	8.27%	7,330,416	≥	4%	n/a		n/a
Inland Northwest Bank	15,036,831	8.21%	7,327,431	≥	4%	9,159,288	≥	5%

Note 20.    Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,418,702	1,807,527	$0.78

Effect of Dilutive Securities
Stock options		1,386

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,418,702	1,808,913	$0.78

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20.    Earnings Per Share—(Continued)

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,188,815	1,828,907	$0.65

Effect of Dilutive Securities
Stock options		881

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,188,815	1,829,788	$0.65

The Corporation’s stock (stock symbol: NBCT) is quoted locally over the counter and on various Internet listing services, including the OTC Bullentin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of month end closing market values.

Note 21.    Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$10,826,937	$10,826,937	$8,710,181	8,710,181
Federal funds sold	—	—	6,620,000	6,620,000
Securities available for sale	52,312,298	52,312,298	40,937,748	40,937,748
Securities held to maturity	1,938,161	1,962,499	225,000	234,718
Federal Home Loan Bank stock	592,000	592,000	556,900	556,900
Loans and loans held for sale, net	135,687,874	136,952,231	129,533,627	129,911,558
Accrued interest receivable	1,063,310	1,063,310	1,096,975	1,096,975
Financial Liabilities:
Borrowed funds	5,986,574	6,505,491	1,803,974	1,871,707
Deposits	166,057,868	167,453,076	152,176,973	153,204,745
Federal funds purchased	600,000	600,000	—	—
Accrued interest payable	297,278	297,278	341,458	341,458

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and due from banks, and federal funds sold:

The carrying amount approximates fair value because of the short maturity of these investments.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2002 and 2001, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Dated: March 18, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 18, 2003

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 18, 2003

/s/ DWIGHT B. ADEN JR. Dwight B. Aden, Jr.	Director	March 18, 2003

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 18, 2003

Harlan D. Douglass	Director	March , 2003

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 18, 2003

/s/ DONALD A. ELLINGSEN, M.D. Donald A. Ellingsen, M.D.	Director	March 18, 2003

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 18, 2003

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 18, 2003

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 18, 2003

/s/ HUBERT F. RANDALL Hubert F. Randall	Director	March 18, 2003

/s/ PHILLIP L. SANDBERG Phillip L. Sandberg	Director	March 18, 2003

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 18, 2003

James R. Walker	Director	March , 2003

*By: /s/ CHRISTOPHER C. JUREY Christopher C. Jurey Attorney-in-Fact

CERTIFICATIONS

I, Randall L. Fewel, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Northwest Bancorporation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

I, Christopher C. Jurey, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Northwest Bancorporation, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”);

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Part III

Item 1.    Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96(a) and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(b)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(b)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(b)
23.1	Consent of Accountant(b)
99.1	Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U.S.C. 1350(b)
99.2	Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-KSB.
c)	Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.
d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.
e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.

g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.