Form 10QSB
period 2003-03-31
NORTHWEST BANCORPORATION INC
filed 2003-05-12
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 1/1/03 to 3/31/03.

Commission file number 0-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1574174 (I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403

(Address of principal executive offices)

(509) 456-8888

(Issuer’s telephone number, including area code)

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 1,808,204 shares issued and outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format:

Yes  ☒         No  ☐

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2003 and December 31, 2002

($ in thousands)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$8,733	$10,233
Federal funds sold/FHLB interest bearing balances	14,342	594
Securities held-to-maturity (Note 2)	2,099	1,938
Securities available-for-sale (Note 2)	42,238	52,312
Federal Home Loan Bank stock, at cost	602	592
Loans, net of allowance for loan losses of $2,172 in 2003 and $2,026 in 2002 (Notes 3 & 4)	135,182	135,024
Loans held for sale	2,895	664
Accrued interest receivable	1,032	1,063
Premises and equipment, net	3,462	3,566
Foreclosed real estate	1,953	1,112
Other assets	1,977	2,046

TOTAL ASSETS	$214,515	$209,144

Liabilities
Noninterest bearing demand deposits	$33,328	$31,519
Money Market accounts	51,002	46,821
NOW accounts	14,191	13,737
Savings accounts	5,182	4,810
Time Certificates of Deposit, $100,000 and over	22,909	23,211
Time Certificates of Deposit, under $100,000	44,717	45,959

TOTAL DEPOSITS	171,329	166,057
Securities sold under agreement to repurchase	18,367	17,970
Borrowed funds, Federal Home Loan Bank (Note 5)	5,892	6,587
Dividend payable (Note 6)	181	0
Accrued interest payable and other liabilities	1,232	1,149

TOTAL OTHER LIABILITIES	25,672	25,706

TOTAL DEPOSITS & LIABILITIES	197,001	191,763

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,808,204 on March 31, 2003 and 1,808,335 on December 31, 2002 (Note 6)	14,324	14,325
Retained earnings	2,465	2,272
Accumulated other comprehensive income, net of tax of $374 for 2003 and $404 for 2002	725	784

TOTAL STOCKHOLDERS’ EQUITY	17,514	17,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,515	$209,144

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months, year-to-date, ended March 31, 2003 and 2002

($ in thousands, except number of shares and per share information)

	Quarter Ended March 31,
	2003	2002
Interest Income
Interest and fees on loans	$2,354	$2,501
Interest on securities	578	598
Interest on federal funds sold	24	12

TOTAL INTEREST INCOME	2,956	3,111

Interest Expense
Interest on deposits	730	811
Interest on securities sold under agreement to repurchase	30	58
Interest on borrowed funds	78	69

TOTAL INTEREST EXPENSE	838	938

NET INTEREST INCOME	2,118	2,173
Provision for loan losses	225	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,893	1,903

Noninterest Income
Fees and service charges	244	226
Net gain from sale of loans	161	107
Other noninterest income	159	99

TOTAL NONINTEREST INCOME	564	432

Noninterest Expense
Salaries and employee benefits	1,150	1,084
Occupancy/FF&E expense	185	190
Depreciation and amortization expense	120	120
Other operating expense	458	444

TOTAL NONINTEREST EXPENSE	1,913	1,838

INCOME BEFORE TAXES	544	497
Income tax expense	170	169

NET INCOME	$374	$328

Weighted average shares outstanding (Note 6)	1,808,223	1,805,641
Basic earnings per share	$0.21	$0.18

Weighted average shares outstanding (Note 6)	1,808,223	1,805,641
Effect of dilutive securities	3,614	894

Weighted average shares outstanding, adjusted for dilutive securities	1,811,837	1,806,535
Earnings per share assuming full dilution	$0.21	$0.18

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Year-to-date ended March 31, 2003 and 2002

($ in thousands)

	Year-to-date
	2003	2002
Net income	$374	$328

Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	225	270
Depreciation and amortization	120	120
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	31	36
Other assets	98	185
Accrued interest payable & other liabilities	83	266

NET CASH PROVIDED BY OPERATING ACTIVITIES	931	1,205

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold	(13,748)	(4)
Net (increase)/decrease in investment securities	9,815	2,312
Net (increase)/decrease in loans	(383)	(1,880)
Net (increase)/decrease in loans held for sale	(2,231)	38
Purchase of premises and equipment net of gain or loss on asset disposal	(16)	(600)
Foreclosed real estate activity (net)	(841)	(723)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(7,404)	(858)

Cash flows from financing activities:
Net increase/(decrease) in deposits	5,272	(6,906)
Net increase/(decrease) in securities sold under agreement to repurchase	397	253
Net proceeds/(payments) from borrowed funds	(695)	4,464
Cash received from stock sales (net)	(1)	(9)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	4,973	(2,198)

Net increase/(decrease) in cash and cash equivalents	(1,500)	(1,851)
Cash and due from banks, beginning of year	$10,233	8,710

CASH AND DUE FROM BANKS, END OF QUARTER	$8,733	$6,859

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
As of March 31, 2003
Balance, December 31, 2001	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income 2002	1,418,702		1,418,702		$1,418,702
Unrealized gains on available for sale securities	367,067			367,067	367,067

Comprehensive income					1,785,769

Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Fractional shares, issued in cash	(2,289)		(2,289)
Transfers	0	811,462	(811,462)

Balance December 31, 2002	17,380,826	14,325,289	2,271,912	783,625
Net income, 2003, year-to-date	373,752		373,752		373,752
Unrealized losses on available for sale securities	(58,535)			(58,535)	(58,535)

Comprehensive income					$315,217

Dividend declared & payable April 4, 2003	(180,820)		(180,820)
Repurchase of common stock	(1,241)	(1,241)

Balance, end-of-quarter, March 31, 2003	$17,513,982	$14,324,048	$2,464,844	$725,090

Disclosure of 2003 reclassification amount:
Unrealized holding loss during period	$(26,052)
Less reclassification adjustment for gains reported in net income	32,483

Net unrealized loss on securities	$(58,535)

As of March 31, 2002
Balance, December 31, 2000	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains on available for sale securities	225,639			225,639	225,639

Comprehensive income					1,414,454

Proceeds from issuance of common stock	52,360	52,360
Repurchase of common stock	(221,532)	(221,532)
Fractional shares, issued in cash	(2,369)		(2,369)
Transfers	0	828,000	(828,000)

Balance December 31, 2001	15,578,705	13,495,186	1,666,961	416,558
Net income, 2002, year-to-date	328,241		328,241		328,241
Unrealized gains on available for sale securities	111,060			111,060	111,060

Comprehensive income					$439,301

Repurchase of common stock	(8,600)	(8,600)

Balance, end-of-quarter, March 31, 2002	$16,009,406	$13,486,586	$1,995,202	$527,618

Disclosure of 2002 reclassification amount:
Unrealized holding gains during period	$111,060
Less reclassification adjustment for gains reported in net income	0

Net unrealized gains on securities	$111,060

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and December 31, 2002, as well as the results of operations and changes in financial position for the three-month, year-to-date periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2002.

Certain reclassifications of March 31, 2002 balances have been made to conform to the March 31, 2003 presentation; there was no impact on net income or stockholders’ equity. Shares outstanding and calculation of earnings per share have been restated for the three-month, year-to-date period ending March 31, 2002 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2002.

NOTE 2.     Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Realized net gains of $32,483 and $-0- are included in the financial results for the three-month, year-to-date periods ending March 31, 2003 and 2002, respectively. Carrying amounts and fair values at March 31, 2003 and December 31, 2002 were as follows (in thousands):

	March 31, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,157	$7,277	$7,190	$7,328
Obligations of federal government agencies	23,525	$24,088	$31,638	$32,253
Mortgage backed securities	5,952	$6,317	$6,870	$7,252
Corporate Bonds	4,505	$4,556	5,427	5,479

TOTAL	$41,139	$42,238	$51,125	$52,312

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,099	$2,134	$1,938	$1,962

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.     Loans

Loan detail by category as of March 31, 2003 and December 31, 2002 is as follows (in thousands):

	March 31, 2003	December 31, 2002
Commercial loans	$109,101	$109,947
Real estate loans	17,365	16,675
Installment loans	4,307	4,295
Consumer and other loans	6,884	6,424

TOTAL LOANS	$137,657	$137,341

Allowance for loan losses	(2,172)	(2,026)
Net deferred loan fees	(303)	(291)

NET LOANS	$135,182	$135,024

NOTE 4.     Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month, year-to-date periods ended March 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Balance, beginning of period	$2,026	$1,649
Provision for loan losses	225	270
Loan Charge-offs	82	126
Loan Recoveries	3	5

Balance, end of period	$2,172	$1,798

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.     Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $5,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $21,445,496 (10.0% of Bank assets.) There were no balances outstanding on any of the lines on March 31, 2003 or 2002. On December 31, 2002 there was $600,000 outstanding on the FHLB line. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $10,722,748 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $5,891,815 on March 31, 2003 and $5,986,574 on December 31, 2002.

NOTE 6.     Common Stock

On March 19, 2002, the Board of Directors declared a five-percent stock dividend payable to shareholders of record as of May 15, 2002. Shares reported as outstanding as of March 31, 2002, as well as earnings per share and weighted average and actual shares outstanding for the three-month, year-to-date period ending March 31, 2002, have been restated to reflect the stock dividend.

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend payable on April 4, 2003 to shareholders of record as of March 21, 2003.

NOTE 7.     Subsequent Event

On February 18, 2003, the Board of Directors declared a five-percent stock dividend payable on June 13, 2003 to shareholders of record as of May 15, 2003. No adjustment has been made to actual or weighted average shares reported as outstanding or to earnings per share; prior year financial results will be adjusted on the quarterly report on Form 10-QSB filed for the period ending June 30, 2003.

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

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibit 99.1

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U.S.C. 1350

Exhibit 99.2

Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

Not applicable

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date:   May 12, 2003

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Date:   May 12, 2003

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

Date:   May 12, 2003

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

Date:   May 12, 2003

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer