Form 10QSB
period 2003-06-30
NORTHWEST BANCORPORATION INC
filed 2003-08-07
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/03 to 6/30/03.

Commission file number 0-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403

(Address of principal executive offices)

(509) 456-8888

(Issuer’s telephone number, including area code)

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 1,901,449 shares issued and outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format:

Yes ☒     No ☐

Part I    Financial Information

Item 1.    Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2003 and December 31, 2002

($ in thousands)

	June 30 2003	December 31 2002
Assets
Cash and due from banks	$9,609	$10,233
Federal funds sold/FHLB interest bearing balances	9,258	594
Securities held-to-maturity (Note 2)	2,098	1,938
Securities available-for-sale (Note 2)	36,036	52,312
Federal Home Loan Bank stock, at cost	610	592
Loans, net of allowance for loan losses of $2,291 in 2003 and $2,026 in 2002 (Notes 3 & 4)	141,387	135,024
Loans held for sale	2,532	664
Accrued interest receivable	955	1,063
Premises and equipment, net	3,361	3,566
Foreclosed real estate	1,477	1,112
Other assets	2,707	2,046

TOTAL ASSETS	$210,030	$209,144

Liabilities
Noninterest bearing demand deposits	$32,971	$31,519
Money Market accounts	50,006	46,821
NOW accounts	19,005	13,737
Savings accounts	5,729	4,810
Time Certificates of Deposit, $100,000 and over	20,952	23,211
Time Certificates of Deposit, under $100,000	40,610	45,959

TOTAL DEPOSITS	169,273	166,057
Securities sold under agreement to repurchase	15,934	17,970
Borrowed funds, Federal Home Loan Bank (Note 5)	5,797	6,587
Accrued interest payable and other liabilities	1,148	1,149

TOTAL OTHER LIABILITIES	22,879	25,706

TOTAL DEPOSITS & LIABILITIES	192,152	191,763

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,901,449 on June 30, 2003 and 1,898,752 on December 31, 2002 (Note 6)	15,357	14,325
Retained earnings	1,863	2,272
Accumulated other comprehensive income, net of tax of $339 for 2003 and $404 for 2002	658	784

TOTAL STOCKHOLDERS’ EQUITY	17,878	17,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,030	$209,144

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months and six-months, year-to-date, ended June 30, 2003 and 2002

($ in thousands, except number of shares and per share information)

	Quarter ended June 30		Six-months, year-to-date
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$2,470	$2,567	$4,824	$5,068
Interest on securities	446	565	1,024	1,163
Interest on federal funds sold	32	16	56	28

TOTAL INTEREST INCOME	2,948	3,148	5,904	6,259

Interest Expense
Interest on deposits	694	796	1,424	1,607
Interest on securities sold under agreement to repurchase	22	72	52	130
Interest on borrowed funds	78	84	155	153

TOTAL INTEREST EXPENSE	794	952	1,631	1,890
NET INTEREST INCOME	2,154	2,196	4,273	4,369
Provision for loan losses	188	270	413	540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,966	1,926	3,860	3,829
Noninterest Income
Fees and service charges	271	230	515	456
Net gain from sale of loans	239	131	399	238
Other noninterest income	115	112	274	211

TOTAL NONINTEREST INCOME	625	473	1,188	905
Noninterest Expense
Salaries and employee benefits	1,198	1,124	2,348	2,208
Occupancy/FF&E expense	185	202	369	392
Depreciation and amortization expense	118	125	238	245
Other operating expense	466	533	925	977

TOTAL NONINTEREST EXPENSE	1,967	1,984	3,880	3,822
INCOME BEFORE TAXES	624	415	1,168	912
Income tax expense	221	141	391	310

NET INCOME	$403	$274	$777	$602

	Quarter ended June 30		Six-months, year-to-date
	2003	2002	2003	2002
Weighted average shares outstanding (Note 6)	1,900,487	1,897,101	1,899,566	1,896,516
Basic earnings per share	$0.21	$0.14	$0.41	$0.32

Weighted average shares outstanding (Note 6)	1,900,487	1,897,101	1,899,566	1,896,516
Effect of dilutive securities	14,355	2,739	10,608	1,839
Weighted average shares outstanding, adjusted for dilutive securities	1,914,842	1,899,840	1,910,174	1,898,355
Earnings per share assuming full dilution	$0.21	$0.14	$0.41	$0.32

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Six-months, year-to-date, ended June 30, 2003 and 2002

($ in thousands)

	Year-to-date
	2003	2002
Net income	$777	$602
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	413	540
Depreciation and amortization	238	245
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	108	7
Net (increase)/decrease in loans held for sale	(1,868)	(200)
Other assets	(597)	(278)
Accrued interest payable & other liabilities	(1)	154

NET CASH PROVIDED BY OPERATING ACTIVITIES	(930)	1,070

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	(8,664)	3,023
Net (increase)/decrease in investment securities	15,908	(175)
Net (increase)/decrease in loans	(6,776)	(5,220)
Purchase of premises and equipment net of gain or loss on asset disposal	(33)	(735)
Foreclosed real estate activity (net)	(365)	(753)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	70	(3,860)

Cash flows from financing activities:
Net increase/(decrease) in deposits	3,216	(1,528)
Net increase/(decrease) in securities sold under agreement to repurchase	(2,036)	(2,013)
Net proceeds/(payments) from borrowed funds	(790)	4,371
Cash received from stock sales (net)	30	18
Cash dividend paid/purchase partial shares created by stock dividend	(184)	(2)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	236	846
Net increase/(decrease) in cash and cash equivalents	(624)	(1,944)
Cash and due from banks, beginning of year	10,233	8,710

CASH AND DUE FROM BANKS, END OF QUARTER	$9,609	$6,766

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of June 30, 2003

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income 2002	1,418,702		1,418,702		$1,418,702
Unrealized gains on available for sale securities	367,067			367,067	367,067

Comprehensive income					1,785,769
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Fractional shares, issued in cash	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance December 31, 2002	17,380,826	14,325,289	2,271,912	783,625
Net income, 2003, year-to-date	776,777		776,777		776,777
Unrealized losses on available for sale securities	(125,719)			(125,719)	(125,719)

Comprehensive income					$651,058
Proceeds from issuance of common stock	31,148	31,148
Repurchase of common stock	(1,241)	(1,241)
Cash dividend paid/purchase partial shares created by stock dividend	(183,620)		(183,620)
Transfers	—	1,002,252	(1,002,252)

Balance, end-of-quarter, June 30, 2003	$17,878,171	$15,357,448	$1,862,817	$657,906

Disclosure of 2003 reclassification amount:
Unrealized holding loss during period	$(93,236)
Reclassification adjustment for gains reported in net income	(32,483)

Net unrealized loss on securities	$(125,719)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of June 30, 2002

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2000	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains on available for sale securities	225,639			225,639	225,639

Comprehensive income					1,414,454
Proceeds from issuance of common stock	52,360	52,360
Repurchase of common stock	(221,532)	(221,532)
Fractional shares, issued in cash	(2,369)		(2,369)
Transfers	—	828,000	(828,000)

Balance December 31, 2001	15,578,705	13,495,186	1,666,961	416,558
Net income, 2002, year-to-date	601,648		601,648		601,648
Unrealized gains on available for sale securities	89,634			89,634	89,634

Comprehensive income					$691,282
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Cash dividend paid/purchase partial shares created by stock dividend	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance, end-of-quarter, June 30, 2002	$16,286,339	$14,325,289	$1,454,858	$506,192

Disclosure of 2002 reclassification amount:
Unrealized holding gains during period	$88,685
Reclassification adjustment for losses reported in net income	949

Net unrealized gains on securities	$89,634

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and December 31, 2002, as well as the results of operations and changes in financial position for the three-month and six-month, year-to-date periods ended June 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2002.

Certain reclassifications of June 30, 2002 balances have been made to conform to the June 30, 2003 presentation; there was no impact on net income or stockholders’ equity. Shares outstanding and calculation of earnings per share have been restated for the three-month and six-month, year-to-date periods ending June 30, 2002 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2003.

NOTE 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Realized net gains of $32,483 are included in the financial results for the six-month, year-to-date period ending June 30, 2003. Realized net losses of $949 are included in the financial results for the three-month and six-month, year-to-date periods ending June 30, 2002. Carrying amounts and fair values at June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,152	$7,263	$7,190	$7,328
Obligations of federal government agencies	18,525	$19,061	$31,638	$32,253
Mortgage backed securities	4,878	$5,142	$6,870	$7,252
Corporate Bonds	4,484	$4,570	5,427	5,479

TOTAL	$35,039	$36,036	$51,125	$52,312

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,098	$2,161	$1,938	$1,962

NOTE 3.    Loans

Loan detail by category as of June 30, 2003 and December 31, 2002 is as follows (in thousands):

	June 30 2003	December 31 2002
Commercial loans	$114,256	$109,947
Real estate loans	18,069	16,675
Installment loans	4,426	4,295
Consumer and other loans	7,222	6,424

TOTAL LOANS	$143,973	$137,341

Allowance for loan losses	-2,291	-2,026
Net deferred loan fees	-295	-291

NET LOANS	$141,387	$135,024

NOTE 4.    Allowance for Loan Losses

The allowance for loan loss is maintained at levels considered adequate by management to provide for possible loan losses. The allowance is based on management’s assessment of various factors affecting the loan portfolio, including problem loans, business conditions and loss experience, and an overall evaluation of the quality of underlying collateral. Changes in the allowance for loan loss during the three-month and six-month, year-to-date periods ended June 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Year-to-date
	06/30/2003	06/30/2002	2003	2002
Balance, beginning of period	$2,172	$1,798	$2,026	$1,649
Provision for loan losses	188	270	413	540
Loan Charge-offs	91	192	173	318
Loan Recoveries	22	6	25	11

Balance, end of period	$2,291	$1,882	$2,291	$1,882

NOTE 5.    Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $6,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $21,000,791 (10.0% of Bank assets.) There were no balances outstanding on any of the lines on June 30, 2003 or 2002. On December 31, 2002 there was $600,000 outstanding on the FHLB line. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $10,500,395 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $5,796,568 on June 30, 2003 and $5,986,574 on December 31, 2002.

NOTE 6.    Common Stock

On February 18, 2003, the Board of Directors declared a five-percent stock dividend payable to shareholders of record as of May 15, 2003. Shares reported as outstanding as of December 31, 2002, as well as earnings per share and weighted average and actual shares outstanding for the three-month and six-month, year-to-date periods ending June 30, 2002, have been restated to reflect the stock dividend.

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003.

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

Part II Other Information

Item 2.    Changes in Securities

A five-percent stock dividend was declared by the directors on February 18, 2003, payable to stockholders of record as of May 15, 2003; 90,545 shares [including 252 shares resulting from payment of partial shares in cash and the accumulation and sale of those partial shares to bank employees] were issued and delivered on June 13, 2003. During the second quarter of the 2003 fiscal year, the Registrant issued 2,700 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 200 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided completion of twelve months of service prior to the annual shareholder meeting.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 19, 2003. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99202-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2003. 1,583,792 shares were voted in favor of the ratification with 162 shares being voted against or withheld, including abstentions and broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U.S.C. 1350.

Exhibit 32.2

Certification of Christopher C. Jurey, Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. 1350.

(b)	Reports on Form 8-K

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed April 16, 2003. On April 16, 2003 the Company issued a press release announcing financial information for the first-quarter of 2003.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By:	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: August 7, 2003

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By:	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Date: August 7, 2003