Form 10QSB
period 2003-09-30
NORTHWEST BANCORPORATION INC
filed 2003-11-10
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/03 to 9/30/03.

Commission file number 0-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The Registrant has a single class of common stock, of which there are 1,898,772 shares issued and outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format:

Yes  ☒    No  ☐

Part I    Financial Information

Item 1.    Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2003 and December 31, 2002

($ in thousands)

	September 30 2003	December 31 2002
Assets
Cash and due from banks	$8,942	$10,233
Federal funds sold/FHLB interest bearing balances	55	594
Securities held-to-maturity (Note 2)	2,738	1,938
Securities available-for-sale (Note 2)	33,303	52,312
Federal Home Loan Bank stock, at cost	618	592
Loans, net of allowance for loan losses of $2,324 in 2003 and $2,026 in 2002 (Notes 3 & 4)	145,252	135,024
Loans held for sale	2,136	664
Accrued interest receivable	847	1,063
Premises and equipment, net	3,655	3,566
Foreclosed real estate	1,436	1,112
Other assets	2,810	2,046

TOTAL ASSETS	$201,792	$209,144

Liabilities
Noninterest bearing demand deposits	$34,410	$31,519
Money Market accounts	43,397	46,821
NOW accounts	12,476	13,737
Savings accounts	5,782	4,810
Time Certificates of Deposit, $100,000 and over	20,508	23,211
Time Certificates of Deposit, under $100,000	41,056	45,959

TOTAL DEPOSITS	157,629	166,057
Securities sold under agreement to repurchase	13,792	17,970
Borrowed funds (Note 5)	11,101	6,587
Accrued interest payable and other liabilities	1,138	1,149

TOTAL OTHER LIABILITIES	26,031	25,706

TOTAL DEPOSITS & LIABILITIES	183,660	191,763

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,898,772 on September 30, 2003 and 1,898,752 on December 31, 2002 (Note 6)	15,332	14,325
Retained earnings	2,369	2,272
Accumulated other comprehensive income, net of tax of $222 for 2003 and $404 for 2002	431	784

TOTAL STOCKHOLDERS’ EQUITY	18,132	17,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,792	$209,144

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months and nine-months, year-to-date, ended September 30, 2003 and 2002

($ in thousands, except number of shares and per share information)

	Quarter ended September 30		Nine-months, year-to-date
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$2,459	$2,581	$7,283	$7,649
Interest on securities	409	542	1,433	1,706
Interest on federal funds sold	8	28	64	58

TOTAL INTEREST INCOME	2,876	3,151	8,780	9,413
Interest Expense
Interest on deposits	605	838	2,029	2,448
Interest on securities sold under agreement to repurchase	20	56	72	186
Interest on borrowed funds	79	82	234	235

TOTAL INTEREST EXPENSE	704	976	2,335	2,869
NET INTEREST INCOME	2,172	2,175	6,445	6,544
Provision for loan losses	150	270	563	810

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,022	1,905	5,882	5,734
Noninterest Income
Fees and service charges	256	237	771	693
Net gain from sale of loans	277	209	677	446
Other noninterest income	158	293	431	505

TOTAL NONINTEREST INCOME	691	739	1,879	1,644
Noninterest Expense
Salaries and employee benefits	1,221	1,148	3,569	3,356
Occupancy/FF&E expense	179	193	548	585
Depreciation and amortization expense	123	128	360	373
Other operating expense	420	503	1,345	1,480

TOTAL NONINTEREST EXPENSE	1,943	1,972	5,822	5,794
INCOME BEFORE TAXES	770	672	1,939	1,584
Income tax expense	264	228	656	539

NET INCOME	$506	$444	$1,283	$1,045

	Quarter ended September 30		Nine-months, year-to-date
	2003	2002	2003	2002
Weighted average shares outstanding (Note 6)	1,899,626	1,898,752	1,899,587	1,897,269
Basic earnings per share	$0.27	$0.23	$0.68	$0.55

Weighted average shares outstanding (Note 6)	1,899,626	1,898,752	1,899,587	1,897,269
Effect of dilutive securities	20,518	2,276	14,302	1,107
Weighted average shares outstanding, adjusted for dilutive securities	1,920,144	1,901,028	1,913,889	1,898,376
Earnings per share assuming full dilution	$0.26	$0.23	$0.67	$0.55

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Nine-months, year-to-date, ended September 30, 2003 and 2002

($ in thousands)

	Year-to-date
	2003	2002
Net income	$1,283	$1,045
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	563	810
Depreciation and amortization	360	373
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	216	102
Net (increase)/decrease in loans held for sale	(1,472)	40
Other assets	(585)	(186)
Accrued interest payable & other liabilities	(11)	413

NET CASH PROVIDED BY OPERATING ACTIVITIES	354	2,597

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	539	(4,501)
Net (increase)/decrease in investment securities	17,650	(632)
Net (increase)/decrease in loans	(10,790)	(8,149)
Purchase of premises and equipment net of gain or loss on asset disposal	(449)	(708)
Foreclosed real estate activity (net)	(324)	(725)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	6,626	(14,715)

Cash flows from financing activities:
Net increase/(decrease) in deposits	(8,428)	13,175
Net increase/(decrease) in securities sold under agreement to repurchase	(4,178)	(3,900)
Net proceeds/(payments) from borrowed funds	4,514	4,277
Cash received from stock sales (net of stock repurchases)	5	18
Cash dividend paid/purchase partial shares created by stock dividend	(184)	(2)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(8,271)	13,568
Net increase/(decrease) in cash and cash equivalents	(1,291)	1,450
Cash and due from banks, beginning of year	10,233	8,710

CASH AND DUE FROM BANKS, END OF QUARTER	$8,942	$10,160

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of September 30, 2003

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income 2002	1,418,702		1,418,702		$1,418,702
Unrealized gains on available for sale securities	367,067			367,067	367,067

Comprehensive income					1,785,769
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Fractional shares, issued in cash	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance December 31, 2002	17,380,826	14,325,289	2,271,912	783,625
Net income, 2003, year-to-date	1,282,773		1,282,773		1,282,773
Unrealized losses on available for sale securities	(352,378)			(352,378)	(352,378)

Comprehensive income					$930,395
Proceeds from issuance of common stock	31,580	31,580
Repurchase of common stock	(26,776)	(26,776)
Cash dividend paid/purchase partial shares created by stock dividend	(183,620)		(183,620)
Transfers	—	1,002,252	(1,002,252)

Balance, end-of-quarter, September 30, 2003	$18,132,405	$15,332,345	$2,368,813	$431,247

Disclosure of 2003 reclassification amount:
Unrealized holding loss on available for sale securities	$(454,168)
Reclassification adjustment for gains realized in income	$(79,738)

Net unrealized loss	$(533,906)

Tax effect	(181,528)

Net of tax amount	$(352,378)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of September 30, 2002

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2000	$14,335,792	$12,836,358	$1,308,515	$190,919
Net income 2001	1,188,815		1,188,815		$1,188,815
Unrealized gains on available for sale securities	225,639			225,639	225,639

Comprehensive income					1,414,454
Proceeds from issuance of common stock	52,360	52,360
Repurchase of common stock	(221,532)	(221,532)
Fractional shares, issued in cash	(2,369)		(2,369)
Transfers	—	828,000	(828,000)

Balance December 31, 2001	15,578,705	13,495,186	1,666,961	416,558
Net income, 2002, year-to-date	1,045,250		1,045,250		1,045,250
Unrealized gains on available for sale securities	240,039			240,039	240,039

Comprehensive income					$1,285,289
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Cash dividend paid/purchase partial shares created by stock dividend	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance, end-of-quarter, September 30, 2002	$16,880,346	$14,325,289	$1,898,460	$656,597

Disclosure of 2002 reclassification amount:
Unrealized holding gain on available for sale securities	$538,749
Reclassification adjustment for gains realized in income	$(175,054)

Net unrealized gain	$363,695

Tax effect	123,656

Net of tax amount	$240,039

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1.    Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and December 31, 2002, as well as the results of operations and changes in financial position for the three-month and nine-month, year-to-date periods ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB as of December 31, 2002.

Certain reclassifications of September 30, 2002 balances have been made to conform to the September 30, 2003 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been restated for the three-month and nine-month, year-to-date periods ending September 30, 2002 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2003.

NOTE 2.    Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, realized net gains of $47,255 and $79,738 are included in the financial results for the three-month and nine-month, year-to-date periods ending September 30, 2003; gains of $176,003 and $175,054 are included in the financial results for the three-month and nine-month, year-to-date periods ending September 30, 2002. Carrying amounts and fair values at September 30, 2003 and December 31, 2002 were as follows (in thousands):

	September 30, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,141	$7,232	$7,190	$7,328
Obligations of federal government agencies	18,522	$18,834	$31,638	$32,253
Mortgage backed securities	3,903	$4,110	$6,870	$7,252
Corporate Bonds	3,084	$3,127	5,427	5,479

TOTAL	$32,650	$33,303	$51,125	$52,312

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,738	$2,776	$1,938	$1,962

NOTE 3.    Loans

Loan detail by category as of September 30, 2003 and December 31, 2002 is as follows (in thousands):

	September 30 2003	December 31 2002
Commercial loans	$115,392	$109,947
Real estate loans	21,090	16,675
Installment loans	4,532	4,295
Consumer and other loans	6,868	6,424

TOTAL LOANS	$147,882	$137,341

Allowance for loan losses	-2,324	-2,026
Net deferred loan fees	-306	-291

NET LOANS	$145,252	$135,024

NOTE 4.    Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. Changes in the allowance for loan losses during the three-month and nine-month, year-to-date periods ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Year-to-date
	09/30/2003	09/30/2002	2003	2002
Balance, beginning of period	$2,291	$1,882	$2,026	$1,649
Provision for loan losses	150	270	563	810
Loan Charge-offs	122	102	295	420
Loan Recoveries	5	5	30	16

Balance, end of period	$2,324	$2,055	$2,324	$2,055

NOTE 5.    Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $6,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. The

Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $20,156,682 (10.0% of Bank assets.) On September 30, 2003 the Bank had balances outstanding on its unsecured operating lines of credit in the amount of $1,000,000 and on its secured (FHLB) line of credit in the amount of $2,400,000. There were no balances outstanding on any of the lines on September 30, 2002. On December 31, 2002 there was $600,000 outstanding on the FHLB line. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $10,078,341 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $7,700,824 on September 30, 2003 and $5,986,574 on December 31, 2002.

NOTE 6.    Common Stock

On February 18, 2003, the Board of Directors declared a five-percent stock dividend payable to shareholders of record as of May 15, 2003. Shares reported as outstanding as of December 31, 2002, as well as earnings per share and the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and nine-month, year-to-date periods ending September 30, 2002, have been restated to reflect the stock dividend.

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

Item 3.    Controls and Procedures

The officers signing this report: are responsible for maintaining internal controls; have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiary is made known to them by others within those entities, particularly for the period(s) for and in which this report was being prepared; have evaluated the effectiveness of the Company’s internal controls as of the end of the period covered by this report; and, believe that, as of the date of this report and for the periods presented, existing internal controls are effective and adequate based on their evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed July 15, 2003. On July 15, 2003 the Company issued a press release announcing financial information for the second-quarter of 2003.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: November 10, 2003

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Executive Vice President and Chief Financial Officer

Date: November 10, 2003