Form 10KSB
period 2003-12-31
NORTHWEST BANCORPORATION INC
filed 2004-03-24
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Name of small business issuer in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
421 W. Riverside, Spokane, WA	99201-0403
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: $13,940,892.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the end of the Company’s fiscal year: $19,634,779 based on a trade transacted on December 31, 2003.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,898,772.

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

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2003 and 2002 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” on pages 8-15. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

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

The products and services include a full range of FDIC insured deposit accounts, including: non-interest bearing checking accounts; interest bearing checking and savings accounts; money market accounts; and fixed and variable rate time certificates of deposit. Transaction accounts and certificates of deposit, including Individual Retirement Accounts (IRA), are offered at rates competitive in the primary market area. To a lesser extent, the Bank will, from time to time, solicit deposits through the national market. Typically, national deposits consist of time certificates with maturities ranging from one to five years, are purchased by credit unions or other financial institutions, will be more expensive than local deposits but priced comparably to funds borrowed from the Federal Home Loan Bank (FHLB) and will be for an amount that allows for full coverage by FDIC insurance. The FDIC currently insures deposit accounts up to a maximum of $100,000.

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

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and purchases, Internet banking, and automatic drafts and transfers to and from various accounts. For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past two-years, about nine-percent of Bank assets.

Competition

The Bank.    Competition in the banking and financial services industry is significant and has intensified in recent years. Competitors include financial institutions within the traditional banking system, such as commercial banks, savings banks and credit unions. Furthermore, financial institutions from outside the traditional banking system, such as investment banking and brokerage firms, insurance companies, credit card issuers, mortgage companies, and related industries offering bank-like products, have widened the competition. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, and other recent developments, it is anticipated that competition will increase in the future. Competition in the Bank’s market area is not greater than competition in other parts of the United States. Consequently, neither the Bank nor the Company believes that the Bank faces unusual competitive conditions.

At present, there are 16 other local, independent community-based banks operating in the Bank’s primary market area which offer services similar to, and which are in direct competition with, the Bank. Three of these community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 17 commercial banks and savings banks in Spokane County, Washington, having a total of 121 locations and an estimated total of $4,323 million in deposits as of June 30, 2003, the most recent date for which information is readily available. Based on the same information there are 14 commercial banks and savings banks in Kootenai County, Idaho having a total of 38 locations and an estimated total of $1,129 million in deposits.

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

The approval of a Bank’s primary regulator is required prior to any merger or consolidation or the establishment or relocation of any office. Various consumer laws and regulations also affect the operations of the Bank.

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

FDIC Assessments.    The deposits of the Bank are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The semi-annual amount of FDIC assessments paid by individual insured depository institutions ranges from 0% to 0.27% of insured deposits, based on the institution’s relative risk as measured by regulatory capital ratios and certain other factors. In 2003 the Bank qualified to pay 0% to the BIF. Banks insured by the BIF are also assessed, along with financial institutions insured by the Savings Association Insurance Fund (“SAIF”) to provide repayment of the Financing Corporation (“FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2003 was 1.68 basis points for the first quarter, 1.62 for the second quarter, 1.60 for the third quarter and 1.52 for the fourth quarter. The first-quarter 2004 rate is 1.54 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2003, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.60%, 11.21% and 12.46%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2003, the Bank held stock in the FHLB in the amount of $625,300.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2003 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 103 employees, representing 92 full time equivalent positions as of December 31, 2003; the Company, separate from the Bank, does not have any compensated employees.

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

The Bank has experienced growth in total assets of 0.6% and 8.4% for the fiscal years ended December 31, 2003 and 2002, respectively. Net loan growth, not including loans held for sale, was 9.8% and 5.2% for these same periods. Also for these same periods, loan losses net of recoveries were $453,931 and $688,438, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was at $2,224,165, or 1.48% of outstanding loans, on December 31, 2003 and $2,025,596, or 1.47% of outstanding loans, on December 31, 2002. For information on the Bank’s capital ratios as of December 31, 2003, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

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

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid	Average Balance	Interest Income/ Expense	Average Yield Earned/ Rate Paid
ASSETS:

Investment Securities:
Taxable Investments	$37,974	$1,689	4.45%	$42,730	$2,251	5.27%
Nontaxable Investments	2,337	$81	3.47%	917	$35	3.82%

Total Investment Securities	$40,311	$1,770	4.39%	$43,647	$2,286	5.24%
Interest-bearing Deposits with Banks	$5,150	$53.0	1.03%	$54	$0.3	0.56%
Fed Funds Sold	3,099	$33.0	1.06%	5,403	$86.7	1.60%

Total Investments	$48,560	$1,856	3.82%	$49,104	$2,373	4.83%

Real Estate Loans	$20,569	$1,893	9.20%	$18,834	$1,667	8.85%
Consumer Loans	9,968	$620	6.22%	7,888	$601	7.62%
VISA/MC	1,222	$102	8.35%	1,289	$112	8.69%
Commercial Loans	112,226	$7,110	6.34%	109,614	$7,829	7.14%

Total Loans	$143,985	$9,725	6.75%	$137,625	$10,209	7.42%

Total Earning Assets	$192,545	$11,581	6.01%	$186,729	$12,582	6.74%
Less Reserve for Possible Loan Losses	$-2,224			$-1,947
Cash and Due from Banks	$7,466			$8,032
Other Non-earning Assets	10,892			7,409

Total Assets	$208,679			$200,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

NOW Accounts	$13,320	$112	0.84%	$11,749	$124	1.06%
Money Market Accounts	48,594	$582	1.20%	39,018	$645	1.65%
Savings Accounts	5,545	$30	0.54%	4,482	$40	0.89%
Other Time Deposits	63,916	$1,920	3.00%	67,880	$2,454	3.62%

Total Interest-bearing Deposits	$131,375	$2,644	2.01%	$123,129	$3,263	2.65%
Securities Sold Under Repurchase Agreements/Borrowed Funds	22,890	$408	1.78%	26,992	$540	2.00%

Total Interest-bearing Liabilities	$154,265	$3,052	1.98%	$150,121	$3,803	2.53%
Demand Deposits	$35,425			$30,716
Other Liabilities	1,446			3,135
Stockholders’ Equity	17,543			16,251

Total Liabilities and Stockholders’ Equity	$208,679			$200,223

Net Interest Income	$8,529			$8,779
Net Average Yield on Interest-earning Assets	4.43%			4.70%

COMMENTS

1.	There were no out-of-period adjustments.
2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
3.	Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2003	2002	Variance	2002 Rate	Change in income due to change in volume	Change in rate	Difference in income on 2002 volume due to rate change	Change in income due to change in rate and volume	Net change in income due to rate and volume changes
ASSETS

Loans	$143,985	$137,625	$6,360	7.42%	$471.8	-0.66%	$-913.6	$-42.2	$-484
Securities	$40,311	$43,647	$-3,336	5.24%	$-174.7	-0.85%	$-369.5	$28.2	$-516
Fed Funds Sold/Interest Bearing Bank Balances	$8,249	$5,457	$2,792	1.59%	$44.5	-0.55%	$-30.1	$-15.4	$-1

Net Change in Total Earning Assets			$5,816

Net Change in Income on Total Earning Assets									$-1,001

LIABILITIES

NOW Accounts	$13,320	$11,749	$1,571	1.06%	$16.6	-0.21%	$-25.2	$-3.4	$-12
Money Market Accounts	48,594	39,018	9,576	1.65%	$158.3	-0.46%	$-177.7	$-43.6	$-63
Savings Accounts	5,545	4,482	1,063	0.89%	$9.5	-0.35%	$-15.8	$-3.7	$-10
Time Deposits	63,916	67,880	-3,964	3.62%	$-143.3	-0.61%	$-414.9	$24.2	$-534
Securities Sold under Repurchase Agreements	22,890	26,992	-4,102	2.00%	$-82.1	-0.22%	$-58.9	$8.9	$-132

Net Change Total Interest Bearing Deposits			$4,144

Net Change in Expense on Total Interest Bearing Deposits									$-751

Net Decrease in Net Interest Income									$-250

II.    INVESTMENT PORTFOLIO.

Securities

The book and market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,142	$7,211	$7,190	$7,328
Obligations of federal government agencies	19,518	19,761	31,638	32,253
Mortgage backed securities	3,290	3,473	6,870	7,252
Corporate debt obligations	2,028	2,046	5,427	5,479

Total	$31,978	$32,491	$51,125	$52,312

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$1,717	$1,760	$1,938	$1,962

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2003 ($ in thousands, at amortized cost.):

	Within 1 yr. Maturity	Weighted Average Yield	After 1 yr. but Within 5 yr. Maturity	Weighted Average Yield	After 5 yr. but Within 10 yr. Maturity	Weighted Average Yield	After 10 yr. Maturity	Weighted Average Yield	Total	Weighted Total Average Yield
U.S. Treasury	$5,597	1.44%	$1,545	4.24%	—	—	—	—	$7,142	2.04%
U.S. Government Agencies	4,000	5.05%	3,500	4.34%	9,018	5.02%	3,000	6.16%	$19,518	5.08%
Mortgage pass-throughs (GNMA/FNMA)	—	—	—	—	—	—	3,290	6.66%	$3,290	6.66%
Corporate Bonds	504	3.47%	1,524	3.55%	—	—	—	—	$2,028	3.53%
State and Political Subdivisions	325	5.42%	781	4.21%	154	6.38%	457	6.20%	$1,717	5.17%

Total by Maturity and Yield	$10,426	3.04%	$7,350	4.14%	$9,172	5.04%	$6,747	6.41%	$33,695	4.50%

Comment 1.    Yields have been adjusted on tax-exempt investments to determine a tax-equivalent yield.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III.    LOAN PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2003	2002
Commercial loans	$117,055	$109,948
Real estate loans	22,127	16,676
Installment loans	4,625	4,295
Consumer and other loans	6,983	6,422

Total Loans	$150,790	$137,341

Allowance for loan losses	-2,224	-2,026
Deferred loan fees, net of deferred costs	-307	-291

Net Loans	$148,259	$135,024

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2003 ($ in thousands):

	Maturing
	Within 1 yr. Maturity	After 1 yr. but Within 5 yr. Maturity	After 5 yr. Maturity	Total
Commercial	$34,446	$25,232	$57,377	$117,055
Real Estate Loans	11,452	1,692	8,983	22,127
Installment	1,071	2,072	1,482	4,625
Consumer and Other	1,272	0	5,711	6,983

Totals	$48,241	$28,996	$73,553	$150,790

Loans maturing with:
Fixed Rates	$6,274	$22,551	$10,812	$39,637
Variable Rates	41,967	6,445	62,741	$111,153

Totals	$48,241	$28,996	$73,553	$150,790

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

	December 31
	2003	2002
	(dollars in thousands)
Loans accounted for on a non-accrual basis	$216	$1,465
Loans contractually past due ninety days or more as to interest or principal	$8	$61
Gross interest income which would have been recorded under original terms	$19	$127
Gross interest income recorded during the period.	$1	$50

C.2.	As of the end of the most recent reported period, 12/31/2003, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31
	2003	2002
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$150,483	$137,050
YTD average net loans	$143,985	$137,625
Balance of allowance for possible loan losses at beginning of period	$2,026.0	$1,649.0
Loan charge-offs:
Commercial	13	287
Real Estate	378	270
Installment & Credit Card	95	153

Total Charge-offs	486	710
Recoveries of loans previously charged-off:
Commercial	28	17
Real Estate	1	0
Installment & Credit Card	3	5

Total Recoveries	32	22

Net Charge-offs	454	688
Provision charged to expense	652	1,065

Balance of allowance for possible loan losses at end of period	$2,224	$2,026

Ratio of net charge-offs during period to average loans outstanding	0.32%	0.50%

Breakdown of Allowance for Loan Losses ($ in thousands)—2003:

	December 31, 2003
	Amount	% of Allowance To Total Allowance
Construction and land development (pass)	$131	5.89%
Secured by farmland (pass)	0	0.00%
Home equity loans (pass)	55	2.47%
Revolving loans secured by 1-4 family residential (pass)	22	0.99%
Secured by multi-family residential (pass)	12	0.54%
Secured by non-farm, non-residential real estate (pass)	303	13.62%
Commercial and industrial loans (pass)	558	25.09%
Loans to individuals (pass)	202	9.08%
Credit card loans	124	5.58%
All other loans and leases (pass)	3	0.13%
Mortgage loans held for sale	0	0.00%
Specifically Identified Potential Loss *	579	26.03%
Commitments to Lend under Lines/Letters of Credit	182	8.18%
Supplementary Allowance/Non-specific Factors	53	2.38%

	$2,224	100.00%

*	Risk category 5, 6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5, 6 & 7 are reported as “Specifically Identified Potential Loss.”

Breakdown of Allowance for Loan Losses ($ in thousands)—2002:

	December 31, 2002
	Amount	% of Allowance to Total Allowance
Risk Category 1 (Excellent)	$1	0.05%
Risk Category 2 (Good)	2	0.10%
Risk Category 3 (Pass)
Commercial	439	21.67%
Consumer	77	3.80%
Risk Category 4 (Pass/Monitor)	122	6.02%
Risk Category 5 (Watch)	*
Risk Category 6 (Substandard)	*
Risk Category 7 (Doubtful)	*
SBA Loans Sold (Retained Portion)	46	2.27%
Bankcard Loans	66	3.26%
Specifically Identified Potential Loss *	674	33.27%
Commitments to Lend under Lines/Letters of Credit	272	13.43%
Supplementary Allowance/Non-specific Factors	327	16.14%

	$2,026	100.00%

*	Risk category 5, 6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5, 6 & 7 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2003		2002
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$35,425	n/a	$30,716	n/a

Interest Bearing Deposits:
NOW Accounts	13,320	0.84%	11,749	1.06%
Money Market Accounts	48,594	1.20%	39,018	1.65%
Savings Accounts	5,545	0.54%	4,482	0.89%
Time Deposits	63,916	3.00%	67,880	3.62%

Total Interest Bearing Deposits	$131,375	2.01%	$123,129	2.65%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2003	2002
3 months or less (adjusted for matured CDs renewed subsequent to year-end)	$11,235	$11,386
Over 3 through 6 months	817	3,005
Over 6 through 12 months	1,108	1,470
Over 1 year through 5 years	7,773	6,741
Over 5 years	0	0

	$20,933	$22,602

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the years ended December 31, 2003 and December 31, 2002 are as follows:

	2003	2002
Ratio:

Return on Average Assets	0.84%	0.71%
Return on Average Equity	9.95%	8.73%
Average Equity to Average Assets	8.41%	8.12%
Dividend Payout Ratio	10.35%	0.00%

VII.    SHORT-TERM BORROWINGS.

As of the most recent reporting period, 12/31/2003, the Company had no short-term borrowings.

Rate Shock

Each month, the Bank performs an analysis (the Rate Shock Analysis) of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank’s equity. The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of as much as +300 basis points and -300 basis points (+3% to -3%) as applied to all earning assets and interest bearing liabilities. Depending upon the re-pricing characteristics of the Bank’s assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income; the value of the Bank’s equity will, likewise, be affected. Considering net interest income, for example, if substantially all of the Bank’s deposits are fixed rate and substantially all of the Bank’s loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar effect on the value of the Bank’s equity. Non-interest income and non-interest expense are assumed to remain constant.

Presented below are the results of the analysis performed on financial information as of December 31, 2003. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. With the current Federal Funds rate at 1.00%, management elected to shock downward rates at 0.25%, 0.50% and 0.75% rather than the higher rates that would be used in a more typical interest rate environment; upward rates were shocked at 1.00%, 2.00% and 3.00%. The results of the net interest income analysis performed December 31, 2003 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, because of the current interest rate environment, downward rate shocks were adjusted to reflect the unlikelihood of rates falling more than 0.75%. The results of the economic value of equity analysis performed December 31, 2003 are within established limits.

Net Interest Income and Market Value

Summary Performance

December 31, 2003

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change From Base	% Change From Base	Estimated Value	$ Change From Base	% Change From Base
+300	7,877	-$749	-8.68%	12,260	-$5,845	-32.28%
+200	8,135	-$491	-5.69%	14,192	-$3,913	-21.61%
+100	8,387	-$239	-2.77%	16,162	-$1,943	-10.73%
Base	8,626	$0	0.00%	18,105	$0	0.00%
-25	8,683	$57	0.66%	18,584	$479	2.65%
-50	8,739	$113	1.31%	19,065	$960	5.30%
-75	8,742	$116	1.34%	19,548	$1,443	7.97%

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

ITEM 2.    DESCRIPTION OF PROPERTY (Model B, Form 1-A, item 7.)

The Company previously assumed a lease on real property for a subsidiary, INB Mortgage Company, which was merged with and into the Bank in 2000; the lease expired in September 2002. Expenses related to that lease of approximately $3,000 per month are reflected in the financial results for the year 2002. The Company did not own or lease any real or personal property during the 2003 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe branch located in north Spokane, Washington and the Coeur d’Alene branch, located in Coeur d’Alene, Idaho; the Coeur d’Alene branch opened on June 3, 2002. The Bank has recently purchased property in Post Falls, Idaho and anticipates constructing a branch office on this site by year-end 2004; when completed, the existing Post Falls branch will be relocated into the new facility. The Bank owns the building for the South Hill branch located in south Spokane, Washington, which is constructed on leased land.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space, which is used for a drive-through banking station and parking facilities.

The Bank leases five other branches situated inside of retail grocery stores. Four of the branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch). The remaining such branch is located in Post Falls, Idaho (the Post Falls branch).

The Bank leases one additional office situated in the same retail grocery store as its Spokane Valley branch. The office formerly housed the Spokane Valley branch, which was relocated to more spacious quarters within the grocery store in 1999; this office is now used by four employees of the Bank’s mortgage department.

In addition to the two owned locations, the Bank has made significant improvements in the one ground-lease location and in leasehold improvements at the seven leased locations. As of December 31, 2003, the total net book value of the Bank’s consolidated premises and equipment was $3,699,691.

ITEM 3.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES (Model B, Form 1-A, item 8.)

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

Dwight B. Aden, Jr.—Mr. Aden is 61 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Jimmie T.G. Coulson—Mr. Coulson is 70 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2005. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 66 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2005. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 57 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 67 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Clark H. Gemmill—Mr. Gemmill is 61. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. During the past five years, he has been a Vice President with UBS Paine Webber, a financial investment firm with a branch office in Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 55; he is a director, President and Chief Executive Officer of the Bank. He has been a director of the Bank since May 16, 2000 and has served as President of the Company and President and Chief Executive Officer of the Bank since July 1, 2001. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2006.

Bryan S. Norby—Mr. Norby is 46. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. Mr. Norby is a certified public accountant and during the past five years has been Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 69 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Phillip L. Sandberg—Mr. Sandberg is 71 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 67; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. Since June 10, 2002, Mr. Schunter has been the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 65 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2004. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 70 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2004. Mr. Walker retired in 1995. For the five years prior to his retirement, he was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 33 and is an officer of the Bank and Secretary/Treasurer of the Company. She is a certified public accountant and has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Christopher C. Jurey—Mr. Jurey is 54 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees

James M. Abrahamson—Mr. Abrahamson is 62 and has been an officer of the Bank since 1996. He currently is a Senior Vice President, Commercial Loan Officer and Team Leader.

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

Ronald G. Jacobson—Mr. Jacobson is 48 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

Leif C. Torgenrud—Mr. Torgenrud is 49 and joined the Bank in April 2003. For the five years prior to that time, Mr. Torgenrud was Vice President and Credit Risk Manager for the southern Idaho district of a regional financial institution. He currently is Senior Vice President and Credit Administrator of the Bank.

Code of Ethics

The Company has adopted a code of ethics within the meaning of Item 406(b) of Regulation S-B promulgated by the Securities and Exchange Commission. This code of ethics applies to all officers, directors and employees of the Company and is filed electronically as Exhibit 14 to this Annual Report. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

Northwest Bancorporation, Inc.

Attention: Christopher C. Jurey

421 W. Riverside Avenue

Spokane, WA 99201

(509) 456-8888

Audit Committee Matters

The Company’s Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The Audit Committee is comprised solely of directors Bryan S. Norby, Phillip L. Sandberg, Dwight B. Aden, Jr., Freeman B. Duncan, Donald A. Ellingsen, M.D. and James R. Walker, each of whom is an independent director. The Audit Committee has oversight responsibilities of the Company’s financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the systems of internal financial controls, the internal audit function and the annual independent audit of the Company’s financial statements. Mr. Norby has been designated as the Audit Committee “financial expert” as defined by the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Norby has the attributes required by Item 401(e) of Regulation S-B to act in that capacity.

ITEM 4.	REMUNERATION OF DIRECTORS AND OFFICERS (Model B, Form 1-A, item 9.)

The following table sets forth all compensation paid during the last fiscal year to the Chief Executive Officer and executive officer(s) of the Company and its subsidiary. Directors are compensated as described below. Other than as detailed, below, no officer or director of the Company has received any other remuneration or indirect financial benefit to date.

Executive Compensation

Name and Capacities in which Remuneration was Received	Year	Salary	Bonus(a)	Deferred Compensation(b)	Other Annual Compensation(c)	401(k) Matching Contribution(d)	Total Compensation
Randall L. Fewel President & Chief Executive Officer	2003	136,061	16,810	4,000	11,046	3,554	171,470
Christopher C. Jurey Executive Vice President & Chief Financial Officer	2003	108,875	10,453	—	4,708	2,983	127,020
Holly A. Austin Senior Vice President & Cashier	2003	78,793	7,565	—	4,385	2,159	92,903

(a)	See “Incentive Plan for Senior Management,” below.
(b)	Employees of the Bank with the title of “Vice President” or higher may elect to defer a portion of their compensation, with prior approval (annually) of the Board of Directors. The Bank does not match voluntarily deferred income; it does, however, credit interest on salary thus deferred. The Bank credits interest at the tax-equivalent rate that it earns on Bank Owned Life Insurance (BOLI) products that it owns.
(c)	Includes the aggregate value of perquisites and personal benefits that were no more than the lesser of $50,000 or 10% of the executive’s salary and bonus.
(d)	The Bank matches 50% of employee contributions to the 401(k) Plan. The matching contribution is limited to a maximum of 2.5% of the employee’s salary.

Director Compensation

In 2003, Directors of the Bank (excluding the Chairman and Mr. Fewel) received an attendance fee in the amount of $200 per meeting and $100 per committee meeting. The Chairman received a $400 attendance fee per board meeting. Director-employees are not compensated for meeting attendance. Each director other than the Board Chairman and Mr. Fewel also received 200 shares of Common Stock of the Company as additional compensation. The Board Chairman received 300 shares of Common Stock of the Company as additional compensation. Beginning in January 2004, attendance fees for meetings of the Bank board were increased to $250 ($450 for the Board Chairman) and for meetings of Bank committees to $150; additionally, the number of shares of Common Stock of the Company paid to each non-employee director will be 300 in 2004, with the exception of the Board Chairman, who will receive 400 shares. No other compensation arrangement has been established for the directors of the Company as yet.

The aggregate annual remuneration of executive and corporate officers and directors of the Bank as a group was $453,309 for fiscal year 2003.

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

The Bank has entered into a similar employment agreement with Mr. Jurey; however, in the event of a change in control, the period considered for severance payments is twenty-four months. Employment agreements with Ms. Austin and other non-executive officers are consistent as to all terms; with the exception that the period considered for severance payment is twelve months.

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

Executive Retirement Plan

The Bank maintains an unfunded supplemental executive retirement plan for the benefit of the Bank’s former chief executive officer, which is fully vested. The plan provides for monthly payments for a period of fifteen years beginning on June 30, 2001. In the event of his death, the plan provides for payment to his designated beneficiary.

At December 31, 2003 and 2002, $196,045 and $204,965, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements.

The net post-retirement benefit cost recognized during the years ended December 31, 2003 and 2002, was $15,717 and $16,386, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $227,542 and cash surrender value of $206,679 and $198,339 at December 31, 2003 and 2002, respectively.

ITEM 5.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (Model B, Form 1-A, item 10.)

The Company does not have any compensated officers; the information in this item is provided for each director and executive officer of the Company and the Bank.

Officers and directors as a group own of record, to the knowledge of the Company, 468,708 shares of common stock of the Company, representing 25.92% of the outstanding shares of common stock. No shareholder of record presently owns more than ten-percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of stock options increase any shareholder ownership of record to more than ten-percent (10%).

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

Name and Position	Number of Shares Beneficially Owned(1)	Notes	Percentage of Class
Harlan D. Douglass, Director	160,953	(2)(6)	8.48%
Frederick M. Schunter, Director	53,675	(2)	2.83%
Jimmie T.G. Coulson, Director	51,308	(2)(3)	2.70%
Clark H. Gemmill, Director	42,099		2.22%
Phillip L. Sandberg, Director	36,022		1.90%
James R. Walker, Director	32,204	(2)	1.70%
Richard H. Peterson, Director	29,570		1.56%
Christopher C. Jurey, EVP/Chief Financial Officer	15,817		*
William E. Shelby, Chairman	12,042		*
Randall L. Fewel, President/Chief Executive Officer	11,149		*
Donald A. Ellingsen, Director	9,601	(4)	*
Bryan S. Norby, Director	7,137	(2)	*
Freeman B. Duncan, Director	3,560	(5)	*
Dwight B. Aden Jr., Director	3,213		*
Holly A. Austin, SVP/Cashier, Secretary/Treasurer	358		*

Total	468,708	(2-6)	25.92%

 * Less than 1.0%

(1)	Shares held directly with sole voting and investment power, unless otherwise indicated.

(2)	Includes shares held with or by his/her spouse.

(3)	Includes 5,308 shares held by CINV.

(4)	Includes 7,919 shares held by Spokane Eye Clinic.

(5)	Includes 2,625 shares held in the Freeman B. Duncan Profit Sharing Plan and 720 shares held in the National Associates Spokane Corp. FBO Freeman Duncan Profit Sharing Plan.

(6)	Includes 3,603 shares held by Harlan Douglass, Inc.

Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan (the “Plan”). At its meeting on April 16, 2002, the Board approved an amendment to the Plan, reserving and setting aside an additional 125,000 shares of the common stock of the Company for issuance pursuant to options granted under the Plan. The amended Plan was incorporated in the Company’s June 30, 2002 Form 10-QSB filing as Exhibit 10.2.31. Under the Plan, the Board of Directors may

grant options to purchase shares of common stock of the Corporation, not to exceed 254,763 shares. At December 31, 2003, 128,087 options remained available for future grant to employees. The per option price for options granted is the fair market value of said share on the date the option is granted. The number of shares granted by the stock option are adjusted for stock dividends declared prior to exercise or expiration of the option.

Name of Holder	Expiration Date	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price(1)	Date Exercisable if not Currently Exercisable
Randall L. Fewel	01/01/05	option—1,618	7.57	(2)
	12/16/06	option—1,471	8.50	(2)
	12/15/07	option—1,337	9.72	(2)
	12/14/08	option—2,431	13.16	(2)
	12/20/09	option—2,431	13.16	(3)
	12/18/10	option—3,473	8.64	(4)
	06/30/11	option—11,025	9.07	(5)
	12/17/12	option—5,250	9.62	(6)
	12/16/13	option—3,000	13.30	18-Dec-04

Christopher C. Jurey	01/01/05	option—1,618	7.57	(2)
	12/16/06	option—1,471	8.50	(2)
	12/15/07	option—1,337	9.72	(2)
	12/14/08	option—2,431	13.16	(2)
	12/20/09	option—2,431	13.16	(3)
	12/18/10	option—2,315	8.64	(4)
	12/17/12	option—1,575	9.62	(6)
	12/16/13	option—1,500	13.30	18-Dec-04

Holly A. Austin	12/14/08	option—1,216	13.16	(2)
	12/20/09	option—2,431	13.16	(3)
	12/18/10	option—2,315	8.64	(4)
	12/17/12	option—525	9.62	(6)
	12/16/13	option—1,000	13.30	18-Dec-04

(1)	The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)	Options are fully vested and exercisable.

(3)	Options are exercisable to the extent that they are currently vested—80%.

(4)	Options are exercisable to the extent that they are currently vested—60%.

(5)	Options are exercisable to the extent that they are currently vested—40%.

(6)	Options are exercisable to the extent that they are currently vested—20%.

ITEM 6.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (Model B, Form 1-A, item 11.)

The Company, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2003 and 2002, were $2,980,403 and $2,056,381, respectively. During the year ended December 31, 2003 and 2002, total principal additions were $1,190,256 and $48,000 and total principal payments were $266,235 and $149,276, respectively. Aggregate deposit balances with related parties at December 31, 2003 and 2002, were $3,474,468 and $1,330,441, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

PART II

ITEM 1.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock. Transactions take place from time to time and the Company becomes aware of those transactions if certificates are presented for transfer. Quotations are published in a daily newspaper in Spokane, Washington but those quotations are not necessarily reflective of actual transactions. Quotations may also be obtained by researching the stock symbol “NBCT.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the Company’s last two fiscal years is set forth below.

	(adjusted for 5% stock dividends in May 2003 and 2002)
	2003		2002
	High	Low	High	Low
January 1 – March 31	$10.48	$9.62	$9.29	$8.10
April 1 – June 30	$11.80	$10.00	$9.48	$8.57
July 1 – September 30	$13.50	$11.80	$9.62	$9.24
October 1 – December 31	$13.73	$13.25	$9.77	$9.52

The Company declared a 5% stock dividend, payable June 13, 2003, to holders of record May 15, 2003; 90,332 shares were issued on June 13, 2003.

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Holders

As of December 31, 2003, there were approximately 459 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by 23 non-affiliated depositories. These non-affiliated depositories hold shares for at least 123 individual shareholders. The Company has relied upon information received from those depositories in determining the number of record holders.

Dividends

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003. The Company did not declare or pay any cash dividends on its common stock in 2002.

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

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	118	$10.59	128

	118	$10.59	128

ITEM 2.	DESCRIPTION OF EXHIBITS

The Company previously has filed, electronically, the documents required to be filed as Exhibits Nos. 2, 3, 5, 6, and 7 of Part III of Form 1-A. The Company is filing its Code of Ethics as Exhibit 14 to this Annual Report and the Certifications of Randall L. Fewel, President and Chief Executive Officer and Christopher C. Jurey, Chief Financial Officer, as Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Part II, Item 2.

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2003 fiscal year.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Company’s review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been timely complied with in 2003, with the following exception: Form 4 filings related to the issuance of shares of common stock to directors, as described in Part 1., Item 4., Director Compensation, were not timely filed.

ITEM 6.	REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the last quarter of the fiscal year 2003:

Report filed November 10, 2003. On November 10, 2003 the company issued a press release announcing financial information for the third-quarter 2003.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2003 and 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Moss Adams LLP

Spokane, Washington

January 23, 2004

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	December 31,
	2003	2002
A S S E T S
Cash and due from banks	$7,465,931	$10,232,410
Interest bearing deposits in other institutions	5,117,863	594,527
Federal funds sold	5,000,000	—
Securities available for sale	32,491,488	52,312,298
Securities held to maturity	1,717,399	1,938,161
Federal Home Loan Bank stock, at cost	625,300	592,000
Loans receivable, net of allowance for loan losses 2003 $2,224,165; 2002 $2,025,596	148,259,107	135,024,081
Loans held for sale	446,245	663,793
Premises and equipment	3,699,691	3,566,352
Accrued interest receivable	824,458	1,063,310
Foreclosed real estate and other repossessed assets	1,832,085	1,111,634
Other assets	2,882,265	2,045,481

Total assets	$210,361,832	$209,144,047

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Deposits	$166,030,900	$166,057,868
Securities sold under agreements to repurchase	17,206,456	17,970,391
Accrued interest and other liabilities	758,431	1,148,388
Federal funds purchased	—	600,000
Borrowed funds	7,862,281	5,986,574

Total liabilities	191,858,068	191,763,221

Commitments and Contingencies (note 10)

Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,898,772 and 1,808,335 shares	15,332,345	14,325,289
Retained earnings	2,832,316	2,271,912
Accumulated comprehensive income	339,103	783,625

Total stockholders’ equity	18,503,764	17,380,826

Total liabilities and stockholders’ equity	$210,361,832	$209,144,047

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002
Interest Income:
Loans receivable, including fees	$9,725,053	$10,209,089
Investment securities:
U.S. Treasury securities	176,326	262,798
U.S. government agency securities	1,321,637	1,842,079
Other securities	271,465	181,741
Federal funds sold and interest bearing deposits	86,401	86,583

Total interest income	11,580,882	12,582,290

Interest Expense:
Deposits	2,643,880	3,262,668
Borrowed funds and securities sold under agreements to repurchase	408,130	540,197

Total interest expense	3,052,010	3,802,865

Net interest income	8,528,872	8,779,425
Provision for loan losses	652,500	1,065,000

Net interest income after provision for loan losses	7,876,372	7,714,425

Noninterest Income:
Service charges on deposits	1,007,243	922,517
Net gains from sale of loans	800,365	645,878
Gain on sale of securities	100,303	175,054
Other income	452,099	436,157

	2,360,010	2,179,606

Noninterest Expense:
Salaries and employee benefits	4,678,833	4,511,948
Occupancy expense	687,296	651,694
Equipment expense	526,787	607,462
(Gain) loss on foreclosed real estate and other repossessed assets	(58,757)	26,173
Other operating expenses	1,822,083	1,930,562

	7,656,242	7,727,839

Net income before income taxes	2,580,140	2,166,192
Income tax expense	833,865	747,490

Net income	$1,746,275	$1,418,702

Basic earnings per share	$0.92	$0.75

Diluted earnings per share assuming full dilution	$0.91	$0.75

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2001	1,720,530	$13,495,186	$1,666,961	$416,558	$15,578,705
Net income	—	—	1,418,702	—	1,418,702	$1,418,702
Stock repurchased	(1,006)	(9,161)	—	—	(9,161)
Stock sold	242	2,287	—	—	2,287
Stock issued to directors	2,700	25,515	—	—	25,515
5% stock dividend	85,869	811,462	(811,462)	—	—
Fractional shares paid in cash	—	—	(2,289)	—	(2,289)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	367,067	367,067	367,067

Comprehensive income						$1,785,769

Balance, December 31, 2002	1,808,335	14,325,289	2,271,912	783,625	17,380,826
Net income		—	1,746,275	—	1,746,275	$1,746,275
Stock repurchased	(2,847)	(26,776)	—	—	(26,776)
Stock sold	252	2,797	—	—	2,797
Stock issued to directors	2,700	28,350	—	—	28,350
5% stock dividend	90,332	1,002,685	(1,002,685)	—	—
Cash dividend ($0.10 per share)	—	—	(180,820)		(180,820)
Fractional shares paid in cash	—	—	(2,366)	—	(2,366)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	(444,522)	(444,522)	(444,522)

Comprehensive income						$1,301,753

Balance, December 31, 2003	1,898,772	$15,332,345	$2,832,316	$339,103	$18,503,764

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,746,275	$1,418,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478,424	494,693
Provision for loan losses	652,500	1,065,000
Provision for losses on foreclosed real estate and other repossessed assets	105,000	69,100
Accretion of securities discounts	(65,818)	(88,782)
Amortization of securities premiums	163,945	101,472
Loss on disposal of assets	—	26,412
Net gain on sale of foreclosed real estate and other repossessed assets	(163,757)	(42,927)
Stock dividends received	(33,300)	(35,100)
Deferred income taxes	(73,571)	6,773
Net gain on sale of securities	(100,303)	(175,054)
Change in assets and liabilities:
Accrued interest receivable	238,852	33,665
Other assets	(817,412)	(648,739)
Loans held for sale	217,548	269,067
Accrued interest and other liabilities	(106,760)	249,729

Net cash provided by operating activities	2,241,623	2,744,011

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(5,000,000)	6,620,000
Securities available for sale:
Proceeds from maturities or principal payments	34,273,719	20,061,995
Proceeds from sales	3,391,925	2,182,783
Purchases	(18,513,136)	(32,900,648)
Securities held to maturity:
Proceeds from maturities or principal payments	1,020,000	—
Purchases	(802,280)	(1,713,314)
Purchases of premises and equipment	(760,471)	(819,795)
Proceeds from sale of premises and equipment	148,708	9,495
Proceeds from sale of foreclosed real estate and other repossessed assets	1,007,046	318,017
Net increase in loans	(15,295,368)	(8,626,862)

Net cash used by investing activities	(529,857)	(14,868,329)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(26,968)	$13,880,895
Net decrease in securities sold under agreements to repurchase	(763,935)	(4,438,773)
Proceeds from issuance of common stock	31,147	27,802
Payment of fractional shares	(2,366)	(2,289)
Repurchase of common stock	(26,776)	(9,161)
Payment of cash dividends	(180,820)	—
Proceeds from issuance of borrowed funds	2,000,000	4,500,000
Repayment of borrowed funds	(385,191)	(317,400)
Net increase (decrease) in fed funds purchased	(600,000)	600,000

Net cash provided by financing activities	45,091	14,241,074

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,756,857	2,116,756
Cash and cash equivalents, beginning of year	10,826,937	8,710,181

Cash and cash equivalents, end of year	$12,583,794	$10,826,937

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$3,067,452	$3,847,045

Income taxes	$982,918	$785,043

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net increase (decrease) in unrealized gain on securities available for sale	$(673,520)	$556,163

Acquisition of real estate and other repossessed assets in settlement of loans	$1,407,842	$1,138,548

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Assumption of note on foreclosed real estate	$260,898	$—

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Corporation) and its wholly-owned subsidiary, Inland Northwest Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:

The Bank is a state chartered commercial bank under the laws of the state of Washington, and provides banking services primarily in eastern Washington and northern Idaho. The Corporation and its subsidiary are subject to competition from other financial institutions, as well as nonfinancial intermediaries. The Corporation and its subsidiary are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks” and “interest-bearing deposits in other institutions,” which mature within 90 days.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments, principal, or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Stock compensation plan:

At December 31, 2003, the Corporation has a nonqualified stock option plan for key employees, which is described more fully in Note 14. The Corporation accounts for this plan under the recognition and measurement principles of Acounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value assumptions for options granted in 2003 are based on a risk-free interest rate of 3.79%, 7 year expected life, 18.70% expected volatility and a 0.78% expected dividend rate. The fair value assumptions for options granted in 2002 were based on a risk-free interest rate of 3.63%, 7 year expected life, 7.43% expected volatility and a 0% expected dividend rate.

	December 31,
	2003	2002
Net income, as reported	$1,746,275	$1,418,702
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,762)	(37,497)

Pro forma net income	$1,718,513	$1,381,205

Earnings per share:
Basic, as reported	$0.92	$0.75

Basic, pro forma	$0.90	$0.73

Diluted, as reported	$0.91	$0.75

Diluted, pro forma	$0.90	$0.73

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2003	2002
Unrealized holding gains (losses) on available for sale securities	$(573,217)	$731,217
Reclassification adjustment for gains realized in income	(100,303)	(175,054)

Net unrealized gains (losses)	(673,520)	556,163
Tax effect	228,998	(189,096)

Net of tax amount	$(444,522)	$367,067

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Recent accounting pronouncements:

In November 2003, the FASB ratified the Emerging Issues Task Force Issue (EITF) 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 requires certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. EITF 03-01 is effective for fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in these consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Corporation at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not currently have financial instruments with characteristics of both liabilities and equity, and, accordingly, does not expect the adoption of SFAS No. 150 to have a significant impact on the Corporation’s future results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was effective for the Corporation for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The Corporation does not currently have hedging activities, and, accordingly, does not expect the adoption of SFAS No. 149 to have a significant impact on the Corporation’s future results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns. The provisions of this interpretation are effective as of December 31, 2003. The Corporation has no unconsolidated investments in variable interest entities, and, accordingly, does not expect the adoption of FIN 46 to have a significant impact on the Corporation’s future results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. This Interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote. The Interpretation’s disclosure requirements are effective for the Corporation as of December 31, 2002. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. There have been no previous significant

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

guarantees that have been entered into by the Corporation, and, accordingly, the Corporation does not expect the adoption of FIN 45 to have a significant impact on the Corporation’s future results of operations or financial position.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2003 and 2002, was $83,155 and $136,606, respectively.

Note 2—Investments in Securities

Securities held by the Corporation have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2003 and 2002, were as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$19,518,191	$246,020	$(3,191)	$19,761,020
U.S. treasury securities	7,141,676	70,204	(425)	7,211,455
Corporate debt obligations	2,027,892	19,653	(1,715)	2,045,830
Mortgage backed securities	3,289,937	183,246	—	3,473,183

	$31,977,696	$519,123	$(5,331)	$32,491,488

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$31,638,237	$621,073	$(6,510)	$32,252,800
U.S. treasury securities	7,189,647	138,253	—	7,327,900
Corporate debt obligations	5,427,052	55,409	(3,095)	5,479,366
Mortgage backed securities	6,870,050	382,182	—	7,252,232

	$51,124,986	$1,196,917	$(9,605)	$52,312,298

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$1,717,399	$43,423	$(916)	$1,759,906

	December 31, 2002
State and municipal securities	$1,938,161	$24,338	$—	$1,962,499

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2003. These securities consist primarily of debt securities and are not considered other than temporarily impaired because their impairment is due primarily to short term fluctuations in interest rates.

	December 31, 2003
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$998,120	$3,191	$—	$—	$998,120	$3,191
U.S. treasury securities	1,001,250	425	—	—	1,001,250	425
Corporate debt obligations	498,285	1,715	—	—	498,285	1,715
State and municipal securities	399,084	916	—	—	399,084	916

	$2,896,739	$6,247	$—	$—	$2,896,739	$6,247

At December 31, 2003 and 2002, securities available for sale with an amortized cost of $21,336,167 and $22,285,894, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The approximate market value of these securities was $21,705,957 and $23,081,955 at December 31, 2003 and 2002, respectively. Securities available for sale with an amortized cost of $2,499,853 and $2,796,719 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $2,572,041 and $2,922,649 at December 31, 2003 and 2002, respectively. Securities available for sale with an amortized cost of $7,641,676 and $7,839,647 at December 31, 2003 and 2002, respectively, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $7,715,205 and $8,002,900 at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, proceeds from sales of securities available for sale amounted to $3,391,925 and $2,182,783, respectively. Gross realized gains during the years ended December 31, 2003 and 2002, were $103,390 and $176,003, respectively. Gross realized losses were $3,087 and $949 for the years ended December 31, 2003 and 2002, respectively.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2003, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$325,000	$332,073	$10,099,708	$10,201,245
Due from one year to five years	780,943	790,157	6,569,662	6,692,320
Due from five to ten years	154,504	165,162	9,018,389	9,109,790
Due after ten years	456,952	472,514	3,000,000	3,014,950
Mortgage backed securities	—	—	3,289,937	3,473,183

	$1,717,399	$1,759,906	$31,977,696	$32,491,488

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Federal Home Loan Bank Stock

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

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2003	2002
Commercial	$117,054,889	$109,947,485
Real estate	22,126,935	16,675,402
Installment	4,624,983	4,295,350
Consumer and other	6,982,961	6,422,424

	150,789,768	137,340,661
Allowance for loan losses	(2,224,165)	(2,025,596)
Net deferred loan fees	(306,496)	(290,984)

	$148,259,107	$135,024,081

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2003	2002
Balance, beginning of year	$2,025,596	$1,649,034
Provision charged to operations	652,500	1,065,000
Loans charged off, net of recoveries	(453,931)	(688,438)

Balance, end of year	$2,224,165	$2,025,596

The loans fall into the following fixed and variable components:

	December 31,
	2003	2002
Fixed rate loans	$39,636,762	$39,063,013
Variable rate loans	111,153,006	98,277,648

	$150,789,768	$137,340,661

Impairment of loans having recorded investments of $595,274 and $1,585,804 at December 31, 2003 and 2002, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $207,941 and $471,616 at December 31, 2003 and 2002, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002, was $595,625 and $1,836,561, respectively. Interest income on impaired loans of $478 and $163,241 was recognized for cash payments received in 2003 and 2002, respectively. The Corporation had $216,332 and $1,465,331 of loans placed on nonaccrual at December 31, 2003 and 2002, respectively. Loans over 90 days past due and still on accrual status were approximately $8,000 and $61,000 at December 31, 2003 and 2002, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2003 and 2002, were as follows:

	December 31,
	2003	2002
Land	$900,868	$675,046
Premises	1,697,097	1,697,097
Furniture, fixtures, and equipment	3,563,979	3,359,853
Leasehold improvements	929,516	837,578
Construction in progress	54,966	—

Total cost	7,146,426	6,569,574
Accumulated depreciation	(3,446,735)	(3,003,222)

Net Book Value	$3,699,691	$3,566,352

Depreciation expense was $478,424 and $494,693 for the years ended December 31, 2003 and 2002, respectively.

The Corporation leases its main office and six of its eight branches under lease agreements that expire on various dates through 2009. The lease agreements have various renewal options.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2003:

Year ending December 31,
2004	$358,426
2005	339,296
2006	324,276
2007	209,294
2008	205,338
Thereafter	103,998

Total Minimum Payments Required	$1,540,628

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2003 and 2002, were $362,560 and $393,036, respectively.

Note 6—Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2003	2002
Balance, beginning of year	$99,100	$30,000
Charge offs	(99,100)	—
Provision charged to income	105,000	69,100

Balance, end of year	$105,000	$99,100

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Foreclosed Real Estate and Other Repossessed Assets—(Continued)

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2003 and 2002, are impairment losses of $105,000 and $69,100, respectively, on real estate and other repossessed assets held for sale. Realized gains of $163,757 and $42,927 are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2003 and 2002, respectively.

Note 7—Deposits

Major classifications of deposits at December 31, 2003 and 2002, were as follows:

	2003	2002
Demand deposits	$34,551,452	$31,648,240
Money market	47,260,337	46,692,440
NOW accounts	13,427,324	13,737,003
Savings deposits	5,987,926	4,810,289
Time deposits, $100,000 and over	20,933,361	22,602,190
Other time deposits	43,870,500	46,567,706

	$166,030,900	$166,057,868

Maturities for time deposits at December 31, 2003, are summarized as follows:

Maturing one year or less	$30,745,454

Maturing one to five years	33,699,107

Maturing five to ten years	359,300

$64,803,861

Overdraft deposit accounts with balances of $178,119 and $49,998 at December 31, 2003 and 2002, respectively, were reclassified as loans receivable.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds

Borrowed funds at December 31 consisted primarily of Federal Home Loan Bank advances. Federal Home Loan Bank advances are secured by a blanket pledge on Bank assets and specially by loans with a carrying value of $14,935,643 at September 30, 2003, which was the date of the Corporation’s highest outstanding borrowing during the year ending December 31, 2003. Advances from the Federal Home Loan Bank and other creditors consist of the following:

Advance Date	Maturity Date	Interest Rate	2003	2002
07/29/97	07/29/27	6.60%	$50,004	$52,118
04/20/98	04/19/13	6.15%	1,359,201	1,450,617
05/11/98	05/11/28	6.28%	103,346	104,664
08/19/98	08/18/28	6.09%	106,477	107,917
02/11/02	02/09/07	5.05%	2,500,000	2,500,000
02/11/02	02/11/09	4.94%	1,485,545	1,771,258
09/29/03	09/29/04	1.33%	2,000,000	—

Total Federal Home Loan Bank advances			7,604,573	5,986,574
Other borrowed funds			257,708	—

Total borrowed funds			$7,862,281	$5,986,574

Other borrowed funds consist of a note assumed by the Corporation related to a foreclosure of real estate. The note is collateralized by a first lien on foreclosed assets with a carrying value of $396,000. Monthly principal and interest payments total $3,100, with interest at 9%. The note matures on October 31, 2004.

The scheduled maturities of borrowed funds at December 31, 2003, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2004	2.65%	$2,648,011
2005	5.29%	399,336
2006	5.31%	409,166
2007	5.33%	419,863
2008	5.09%	2,931,503
Thereafter	6.11%	1,054,402

		$7,862,281

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

Note 10—Commitments and Contingencies

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies—(Continued)

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $6,200,000, with two lines totaling $6,100,000, maturing July 1, 2004, and the remaining $100,000 line maturing on July 1, 2005. In addition, the Bank maintains a line of credit with U.S. Bank for $1,500,000, maturing June 30, 2004, and Zions Bank for $1,500,000 with no stated maturity. The Bank also has a line of credit with Federal Home Loan Bank for $31,557,734 at December 31, 2003, with $21,038,489 available in overnight funds and $10,519,245 available in long-term funds. This line is collateralized by all assets of the Bank. There were $7,604,573 and $5,986,574 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2003 and 2002, respectively (see Note 8). There was zero and $600,000 outstanding on overnight funds on the FHLB line at December 31, 2003 and 2002, respectively.

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2003 and 2002, commitments under standby letters of credit were $133,360 and $472,859, respectively, and firm loan commitments were $36,118,968 and $36,481,624, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

Note 11—Concentrations of Credit Risk

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

Note 12—Income Taxes

The components of income tax expense are as follows:

	2003	2002
Current tax expense	$907,436	$740,717
Deferred tax (benefit) expense	(73,571)	6,773

Income tax expense	$833,865	$747,490

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The components of the net deferred tax asset (liability) are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$492,293	$429,813
Deferred compensation	85,401	110,442
Nonaccrual loan interest	1,849	7,808
Goodwill amortization	42,457	49,535
Allowance for writedown of other real estate owned	36,750	34,685

	658,750	632,283

Deferred tax liabilities:
Accumulated depreciation	286,123	291,554
Deferred loan fees	90,682	144,010
Net unrealized gain on securities available for sale	174,691	403,689
Federal Home Loan Bank stock	87,882	76,227

	639,378	915,480

Net deferred tax asset (liability)	$19,372	$(283,197)

At December 31, 2003, an income tax receivable of $127,388 and a net deferred tax asset of $19,372 were included in other assets on the consolidated statement of financial condition. At December 31, 2002, an income tax payable of $79,103 and a net deferred tax liability of $283,197 were included in other assets on the consolidated statement of financial condition.

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2003	2002
Federal income tax at statutory rate	$877,248	$736,505
Effect of tax-exempt interest income	(38,165)	(25,846)
Effect of nondeductible interest expense	1,246	1,909
Effect of other nondeductible expenses	(14,202)	(12,598)
Effect of state income taxes	15,014	13,704
Other	(7,276)	33,816

INCOME TAX EXPENSE	$833,865	$747,490

Note 13—Executive Retirement Plan

Inland Northwest Bank maintains an unfunded supplemental executive retirement plan for the benefit of the Bank’s former chief executive officer which is fully vested. The plan provides for monthly payments for a period of fifteen years to the executive, which began on June 30, 2001. In the event of his death, the plan provides payment to his designated beneficiary.

At December 31, 2003 and 2002, $196,045 and $204,965, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the consolidated statement of financial condition.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Executive Retirement Plan—(Continued)

The net post-retirement benefit cost recognized during the years ended December 31, 2003 and 2002, was $15,717 and $16,386, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $227,542 and cash surrender value of $206,679 and $198,339 at December 31, 2003 and 2002, respectively. The Bank purchased life insurance policies on several officers of the Bank with a total face value of $5,847,046 and cash surrender value of $2,135,406 at December 31, 2003. The cash surrender values are included in the consolidated statement of financial condition in other assets.

Note 14—Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 254,763 shares. At December 31, 2003, an additional 128,087 shares were available for granting to employees. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted are eligible for stock dividends.

A summary of the status of the Bank’s stock option plans and changes during the years ending on those dates is presented below:

	2003		2002
	Shares Actual	Weighted-Average Exercise Price	Shares Actual	Weighted-Average Exercise Price
Outstanding options, beginning of year	106,025	$10.21	93,450	$10.29
Granted	16,150	$12.75	13,125	$9.62
Exercised	—	$—	—	$—
Forfeited	(3,890)	$9.04	(550)	$9.07

Outstanding options, end of year	118,285	$10.59	106,025	$10.21

Options exercisable at year end	70,650		54,817

Weighted-average fair value of options granted during the year	$3.49		$2.33

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Exercisable Options
	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at End of Year	Weighted-Average Exercise Price
Price ranges ($7.58 through $9.62)	69,923	6.35	$8.91	41,963	$8.77
Price ranges ($9.63 through $13.30)	48,362	7.06	13.02	28,687	13.16

Total	118,285	6.64	$10.59	70,650	$10.55

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common Stock

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

On February 18, 2003, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2003, and issued June 13, 2003. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the book value of the additional shares issued at May 15, 2003.

During 2003 and 2002, the Board of Directors voted to issue 2,700 shares of Corporation stock to nonemployee Directors pursuant to the Corporation’s Director Compensation Plan.

Note 16—Profit Sharing Plan

The Bank established a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The Plan provides for employees to elect up to 50% of their compensation to be paid into the fund. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. The Bank’s contribution was $85,945 and $83,066 for years ended December 31, 2003 and 2002, respectively.

Note 17—Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2003 and 2002, were $2,980,403 and $2,056,381, respectively. During the years ended December 31, 2003 and 2002, total principal additions were $1,190,256 and $48,000 and total principal payments were $266,235 and $149,276, respectively. Aggregate deposit balances with related parties at December 31, 2003 and 2002, were $3,474,468 and $1,330,441, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 18—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $7,055,493 at December 31, 2003. Accordingly, $11,292,716 of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2003.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 19—Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Regulatory Capital Requirements—(Continued)

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

As of December 31, 2003, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and Bank’s actual December 31, 2003 and 2002, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets):
Northwest Bancorporation	$20,174,000	12.56%	$12,848,800	≥	8%	NA		NA
Inland Northwest Bank	20,019,404	12.46%	12,848,800	≥	8%	$16,061,000	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	18,164,661	11.31%	6,424,400	≥	4%	NA		NA
Inland Northwest Bank	18,009,106	11.21%	6,424,400	≥	4%	9,636,600	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	18,164,661	8.67%	8,376,000	≥	4%	NA		NA
Inland Northwest Bank	18,009,106	8.60%	8,376,000	≥	4%	10,470,000	≥	5%

December 31, 2002
Total capital (to risk- weighted assets):
Northwest Bancorporation	$18,517,234	12.06%	$12,288,209	≥	8%	NA		NA
Inland Northwest Bank	18,323,260	11.93%	12,288,146	≥	8%	$15,360,182	≥	10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	16,597,201	10.81%	6,144,105	≥	4%	NA		NA
Inland Northwest Bank	16,403,237	10.68%	6,144,073	≥	4%	9,216,109	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	16,597,201	8.26%	8,040,246	≥	4%	NA		NA
Inland Northwest Bank	16,403,237	8.16%	8,040,213	≥	4%	10,050,266	≥	5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,746,275	1,899,381	$0.92

Effect of Dilutive Securities
Stock options		17,446

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,746,275	1,916,827	$0.91

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,418,702	1,897,903	$0.75

Effect of Dilutive Securities
Stock options		1,456

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,418,702	1,899,359	$0.75

The Corporation’s stock (stock symbol: NBCT) is quoted locally over the counter and on various Internet listing services, including the OTC Bullentin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of month end closing market values.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$12,583,794	$12,583,794	$10,826,937	10,826,937
Federal funds sold	5,000,000	5,000,000	—	—
Securities available for sale	32,491,488	32,491,488	52,312,298	52,312,298
Securities held to maturity	1,717,399	1,759,906	1,938,161	1,962,499
Federal Home Loan Bank stock	625,300	625,300	592,000	592,000
Loans and loans held for sale, net	148,705,352	149,594,851	135,687,874	136,952,231
Accrued interest receivable	824,458	824,458	1,063,310	1,063,310
Financial Liabilities:
Borrowed funds	7,862,281	8,102,510	5,986,574	6,505,491
Deposits	166,030,900	167,556,467	166,057,868	167,453,076
Securities sold under agreements to repurchase	17,206,456	17,206,456	17,970,391	17,970,391
Federal funds purchased	—	—	600,000	600,000
Accrued interest payable	281,836	281,836	297,278	297,278

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, and funds sold:

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

Deposits and securities sold under agreements to repurchase:

The fair value of demand deposits, savings accounts, NOW, securities sold under agreements to repurchase and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Fair Value of Financial Instruments—(Continued)

Borrowed funds:

The fair values of the Bank’s long-term debt are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest:

The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2003 and 2002, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Part III

Item 1.    Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96(a) and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(j)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(j)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(j)
14	Code of Ethics(b)
23.1	Consent of Accountant(b)
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350(b)
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-KSB.
c)	Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.
d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.

e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.
g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.
j)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 28, 2003, and incorporated herein by reference.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2004

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2004

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Dated: March 16, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL L. FEWEL	Director and President	March 16, 2004
Randall L. Fewel

/s/ WILLIAM E. SHELBY	Chairman and Director	March 16, 2004
William E. Shelby

/s/ DWIGHT B. ADEN, JR.	Director	March 16, 2004
Dwight B. Aden, Jr.

/s/ JIMMIE T.G. COULSON	Director	March 16, 2004
Jimmie T.G. Coulson

/s/ HARLAN D. DOUGLASS	Director	March 16, 2004
Harlan D. Douglass

/s/ FREEMAN B. DUNCAN	Director	March 16, 2004
Freeman B. Duncan

/s/ DONALD A. ELLINGSEN, M.D.	Director	March 16, 2004
Donald A. Ellingsen, M.D.

/s/ CLARK H. GEMMILL	Director	March 16, 2004
Clark H. Gemmill

/s/ BRYAN S. NORBY	Director	March 16, 2004
Bryan S. Norby

/s/ RICHARD H. PETERSON	Director	March 16, 2004
Richard H. Peterson

/s/ PHILLIP L. SANDBERG	Director	March 16, 2004
Phillip L. Sandberg

/s/ FREDERICK M. SCHUNTER	Director	March 16, 2004
Frederick M. Schunter

/s/ JAMES R. WALKER	Director	March 16, 2004
James R. Walker

*By: /s/ CHRISTOPHER C. JUREY
Christopher C. Jurey
Attorney-in-Fact