Form 10QSB
period 2004-03-31
NORTHWEST BANCORPORATION INC
filed 2004-05-07
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from 1/1/04 to 3/31/04.

Commission file number 000-24151

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

The Registrant has a single class of common stock, of which there are 1,993,711 shares issued and outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format:    Yes  ☒    No  ☐

Part I Financial Information

Item 1. Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2004 and December 31, 2003

($ in thousands)

	March 31 2004	December 31 2003
Assets

Cash and due from banks	$7,067	$7,466
Federal funds sold/FHLB interest bearing balances	12,735	10,118
Securities held-to-maturity (Note 2)	2,119	1,717
Securities available-for-sale (Note 2)	32,442	32,491
Federal Home Loan Bank stock, at cost	632	625
Loans, net of allowance for loan losses of $2,175 in 2004 and $2,172 in 2003 (Notes 3 & 4)	144,050	148,259
Loans held for sale	1,665	446
Accrued interest receivable	745	824
Premises and equipment, net	3,709	3,700
Foreclosed real estate	1,806	1,832
Other assets	2,997	2,884

TOTAL ASSETS	$209,967	$210,362

Liabilities

Noninterest bearing demand deposits	$35,783	$34,381
Money Market accounts	46,679	47,431
NOW accounts	12,538	13,427
Savings accounts	6,283	5,988
Time Certificates of Deposit, $100,000 and over	19,991	20,743
Time Certificates of Deposit, under $100,000	44,004	44,061

TOTAL DEPOSITS	165,278	166,031

Securities sold under agreement to repurchase	16,976	17,206
Borrowed funds, FHLB (Note 5)	7,508	7,605
Borrowed funds, other (Note 5)	254	258
Accrued interest payable and other liabilities	1,063	759

TOTAL OTHER LIABILITIES	25,801	25,828

TOTAL DEPOSITS & LIABILITIES	191,079	191,859

Stockholders’ Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,993,711 on March 31, 2004 and on December 31, 2003 (Note 6)	15,332	15,332
Retained earnings	3,240	2,832
Accumulated other comprehensive income, net of tax of $163 for 2004 and $175 for 2003	316	339

TOTAL STOCKHOLDERS’ EQUITY	18,888	18,503

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,967	$210,362

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months, year-to-date, ended March 31, 2004 and 2003

($ in thousands, except number of shares and per share information)

	Quarter ended March 31
	2004	2003
Interest Income
Interest and fees on loans	$2,354	$2,354
Interest on securities	368	578
Interest on federal funds sold	18	24

TOTAL INTEREST INCOME	2,740	2,956

Interest Expense

Interest on deposits	598	730
Interest on securities sold under agreement to repurchase	20	30
Interest on borrowed funds	86	78

TOTAL INTEREST EXPENSE	704	838

NET INTEREST INCOME	2,036	2,118
Provision for loan losses	80	225

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,956	1,893

Noninterest Income

Fees and service charges	242	244
Net gain from sale of loans	68	161
Gain on sale of securities	37	32
Other noninterest income	101	127

TOTAL NONINTEREST INCOME	448	564

Noninterest Expense

Salaries and employee benefits	1,104	1,150
Occupancy/FF&E expense	195	185
Depreciation and amortization expense	114	120
Other operating expense	374	458

TOTAL NONINTEREST EXPENSE	1,787	1,913
INCOME BEFORE TAXES	617	544
Income tax expense	210	170

NET INCOME	$407	$374

The accompanying Notes are an integral part of these condensed financial statements.

	Quarter ended March 31
	2004	2003
Weighted average shares outstanding (Note 6)	1,993,711	1,993,566
Basic earnings per share	$0.20	$0.19

Weighted average shares outstanding (Note 6)	1,993,711	1,993,566
Effect of dilutive securities	30,416	3,984
Weighted average shares outstanding, adjusted for dilutive securities	2,024,127	1,997,550
Earnings per share assuming full dilution	$0.20	$0.19

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Three months, year-to-date, ended March 31, 2004 and 2003

($ in thousands)

	Three months, year-to-date
	2004	2003
Net income	$407	$374
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	80	225
Depreciation and amortization	114	120
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	79	31
Net increase in loans held for sale	(1,219)	(2,231)
Other assets	(101)	98
Accrued interest payable & other liabilities	304	83

NET CASH PROVIDED BY OPERATING ACTIVITIES	(335)	(1,300)

Cash flows from investing activities:
Net increase in federal funds sold/FHLB interest bearing balances	(2,617)	(13,748)
Net (increase)/decrease in investment securities	(394)	9,815
Net (increase)/decrease in loans	4,129	(383)
Purchase of premises and equipment net of gain or loss on asset disposal	(123)	(16)
Foreclosed real estate activity (net)	26	(841)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	1,020	(5,173)

Cash flows from financing activities:
Net increase/(decrease) in deposits	(753)	5,272
Net increase/(decrease) in securities sold under agreement to repurchase	(230)	397
Net repayment of borrowed funds	(101)	(695)
Cash received from stock sales (net of stock repurchases)	—	(1)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(1,084)	4,973

Net decrease in cash and cash equivalents	(399)	(1,500)
Cash and due from banks, beginning of year	7,466	10,233

CASH AND DUE FROM BANKS, END OF QUARTER	$7,067	$8,733

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of March 31, 2004

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	$17,380,826	$14,325,289	$2,271,912	$783,625
Net income 2003	1,746,275		1,746,275		$1,746,275
Unrealized gains on available for sale securities	(444,522)			(444,522)	(444,522)

Comprehensive income					1,301,753
Proceeds from issuance of common stock	31,147	31,147
Repurchase of common stock	(26,776)	(26,776)
Fractional shares, issued in cash	(183,186)		(183,186)
Transfers	—	1,002,685	(1,002,685)

Balance December 31, 2003	18,503,764	15,332,345	2,832,316	339,103
Net income, 2004, year-to-date	407,140		407,140		407,140
Unrealized losses on available for sale securities	(23,181)			(23,181)	(23,181)

Comprehensive income					$383,959

Balance, end-of-quarter, March 31, 2004	$18,887,723	$15,332,345	$3,239,456	$315,922

Disclosure of 2004 reclassification amount:

Unrealized holding gain on available for sale securities	$1,633
Reclassification adjustment for gains realized in income	(36,756)
Net unrealized loss	(35,123)
Tax effect	(11,942)

Net of tax amount	$(23,181)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of March 31, 2003

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income 2002	1,418,702		1,418,702		$1,418,702
Unrealized gains on available for sale securities	367,067			367,067	367,067

Comprehensive income					1,785,769
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Fractional shares, issued in cash	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance December 31, 2002	17,380,826	14,325,289	2,271,912	783,625
Net income, 2003, year-to-date	373,752		373,752		373,752
Unrealized gains on available for sale securities	(58,535)			(58,535)	(58,535)

Comprehensive income					$315,217
Repurchase of common stock	(1,241)	(1,241)
Cash dividend paid/purchase partial shares created by stock dividend	(180,820)		(180,820)

Balance, end-of-quarter, March 31, 2003	$17,513,982	$14,324,048	$2,464,844	$725,090

Disclosure of 2003 reclassification amount:

Unrealized holding loss on available for sale securities	$(56,206)
Reclassification adjustment for gains realized in income	(32,483)
Net unrealized loss	(88,689)
Tax effect	(30,154)

Net of tax amount	$(58,535)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1. Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and December 31, 2003, as well as the results of operations and changes in financial position for the three-month, year-to-date periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2003.

Certain reclassifications of March 31, 2003 balances have been made to conform to the March 31, 2004 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been restated for the three-month, year-to-date period ending March 31, 2003 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2003. A similar adjustment has been made to all periods presented to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 14, 2004 and payable on June 15, 2004.

NOTE 2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, realized net gains of $36,756 are included in the financial results for the three-month, year-to-date period ending March 31, 2004; and, net gains of $32,483 are included in the financial results for the three-month, year-to-date period ending March 31, 2003. Carrying amounts and fair values at March 31, 2004 and December 31, 2003 were as follows (in thousands):

	March 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,136	$7,159	$7,142	$7,211
Obligations of federal government agencies	19,501	19,786	19,518	19,761
Mortgage backed securities	2,831	2,993	3,290	3,473
Corporate Bonds	2,495	2,504	2,028	2,046

TOTAL	$31,963	$32,442	$31,978	$32,491

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,119	$2,176	$1,717	$1,760

NOTE 3. Loans

Loan detail by category as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31 2004	December 31 2003
Commercial loans	$112,444	$117,055
Real estate loans	22,989	22,127
Installment loans	4,434	4,625
Consumer and other loans	6,657	6,983

TOTAL LOANS	$146,524	$150,790

Allowance for loan losses	-2,175	-2,224
Net deferred loan fees	-299	-307

NET LOANS	$144,050	$148,259

NOTE 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. Changes in the allowance for loan losses during the three-month, year-to-date periods ended March 31, 2004 and 2003 were as follows (in thousands):

	Three months, year to date, ended
	03/31/2004	03/31/2003
Balance, beginning of period	$2,225	$2,026
Provision for loan losses	80	225
Loan Charge-offs	132	82
Loan Recoveries	2	3

Balance, end of period	$2,175	$2,172

NOTE 5. Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $6,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. In addition, Key Bank provides the Bank with two $100,000 credit facilities to support issuance of letters of credit and to facilitate foreign currency transactions. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $20,976,000 (10.0% of Bank assets.) The Bank did not have any balances outstanding on its operating lines of credit on either March 31,

2004 or December 31, 2003. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $10,488,000 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $7,507,803 on March 31, 2004 and $7,604,573 on December 31, 2003.

Other borrowed funds consist of a note assumed by the Company related to the foreclosure of real estate. The note is collateralized by a first lien on foreclosed assets with a carrying value of $396,000. Monthly principal and interest payments total $3,100, with interest at 9%. The note matures on October 31, 2004.

NOTE 6. Common Stock

On February 18, 2003, the Board of Directors declared a five-percent stock dividend payable on June 15, 2003 to shareholders of record as of May 15, 2003. On April 20, 2004, the Board of Directors declared a five-percent stock dividend payable on June 15, 2004 to shareholders of record as of May 14, 2004. Shares reported as outstanding on March 31, 2003, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month, year-to-date period ending March 31, 2003, have been restated to reflect the 2003 stock dividend. Shares reported as outstanding, earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for all periods presented have been adjusted to reflect the 2004 stock dividend.

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003. On April 20, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend which is payable on June 15, 2004 to shareholders of record as of May 14, 2004.

NOTE 7. Subsequent Events

In April 2004, Inland Northwest Bank accepted a bid for the construction of a new branch office facility, to be located in Post Falls, Idaho. As discussed in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2003, the Bank had purchased property in Post Falls in 2003 in anticipation of relocating its existing Post Falls branch from a retail grocery store to a stand-alone facility. Land acquisition and land-improvement costs included in the 2003 Annual Report were approximately $374,500. Total costs for construction of the 3,300 square foot branch facility, including furniture and equipment, are estimated to be $825,500, for a total investment in the branch of $1,200,000.

At its April 20, 2004 meeting, the Board of Directors of the Company declared cash and stock dividends as detailed in Note 6. As detailed in Note 6, shares reported as outstanding, earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for all periods presented have been adjusted to reflect the stock dividend payable.

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

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Christopher C. Jurey, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Randall L. Fewel, President and Chief Executive Officer pursuant to 18 U.S.C. 1350

Exhibit 32.2

Certification of Christopher C. Jurey, Chief Financial Officer pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this Report:

Report filed February 5, 2004. On February 5, 2004 the Company issued a press release announcing financial information for the fourth-quarter of 2003.

Report filed March 29, 2004. On March 29, 2004 the Company issued a press release announcing that SunTrust Mortgage, Inc. had awarded Inland Northwest Bank’s mortgage department the “Portland Award.”

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel,
President and Chief Executive Officer

Date: May 7, 2004

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey,
Chief Financial Officer

Date: May 7, 2004