Form 10QSB
period 2004-06-30
NORTHWEST BANCORPORATION INC
filed 2004-08-05
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from 4/1/04 to 6/30/04.

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

The Registrant has a single class of common stock, of which there are 1,998,108 shares issued and outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format:    Yes  ☒    No  ☐

Part I Financial Information

Item 1. Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2004 and December 31, 2003

($ in thousands)

	June 30 2004	December 31 2003
Assets
Cash and due from banks	$9,292	$7,466
Federal funds sold/FHLB interest bearing balances	11,831	10,118
Securities held-to-maturity (Note 2)	2,368	1,717
Securities available-for-sale (Note 2)	44,223	32,492
Federal Home Loan Bank stock, at cost	638	625

Loans, net of allowance for loan losses of $2,169 in 2004 and $2,224 in 2003 (Notes 3 & 4)	144,718	148,259
Loans held for sale	1,516	446
Accrued interest receivable	840	825
Premises and equipment, net	3,785	3,700
Foreclosed real estate	1,236	1,832
Other assets	3,064	2,882

TOTAL ASSETS	$223,511	$210,362

Liabilities

Noninterest bearing demand deposits	$41,943	$34,552
Money Market accounts	54,796	47,260
NOW accounts	13,501	13,427
Savings accounts	7,447	5,988
Time Certificates of Deposit, $100,000 and over	19,412	20,933
Time Certificates of Deposit, under $100,000	42,836	43,871

TOTAL DEPOSITS	179,935	166,031

Securities sold under agreement to repurchase	16,182	17,206
Borrowed funds (Note 5)	7,410	7,604
Borrowed funds, other (Note 5)	251	258
Accrued interest payable and other liabilities	989	759

TOTAL OTHER LIABILITIES	24,832	25,827

TOTAL DEPOSITS & LIABILITIES	204,767	191,858

Stockholders’ Equity

Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,998,108 on June 30, 2004 and 1,993,711 on December 31, 2003 (Note 6)	16,894	15,332
Retained earnings	1,942	2,833
Accumulated other comprehensive income, net of tax of $-31,416 for 2004 and $174,760 for 2003	(92)	339

TOTAL STOCKHOLDERS’ EQUITY	18,744	18,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,511	$210,362

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Three months and six months, year-to-date, ended June 30, 2004 and 2003

($ in thousands, except number of shares and per share information)

	Quarter ended June 30		Six-months, year-to-date
	2004	2003	2004	2003
Interest Income

Interest and fees on loans	$2,394	$2,470	$4,748	$4,824
Interest on securities	407	446	775	1,024
Interest on federal funds sold	30	32	48	56

TOTAL INTEREST INCOME	2,831	2,948	5,571	5,904

Interest Expense

Interest on deposits	584	694	1,182	1,424
Interest on securities sold under agreement to repurchase	23	22	43	52
Interest on borrowed funds	85	78	171	155

TOTAL INTEREST EXPENSE	692	794	1,396	1,631

NET INTEREST INCOME	2,139	2,154	4,175	4,273
Provision for loan losses	40	188	120	413

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,099	1,966	4,055	3,860

Noninterest Income

Fees and service charges	258	271	500	515
Net gain from sale of loans	158	239	226	399
Gain on sale of securities	0	0	37	32
Other noninterest income	104	115	205	242

TOTAL NONINTEREST INCOME	520	625	968	1,188

Noninterest Expense

Salaries and employee benefits	1,138	1,198	2,242	2,348
Occupancy/FF&E expense	186	185	381	369
Depreciation and amortization expense	109	118	223	238
Other operating expense	520	466	894	925

TOTAL NONINTEREST EXPENSE	1,953	1,967	3,740	3,880

INCOME BEFORE TAXES	666	624	1,283	1,168
Income tax expense	230	221	440	391

NET INCOME	$436	$403	$843	$777

	Quarter ended June 30		Six-months, year-to-date
	2004	2003	2004	2003
Weighted average shares outstanding (Note 6)	1,996,479	1,995,511	1,994,978	1,994,544
Basic earnings per share	$0.22	$0.20	$0.42	$0.39

Weighted average shares outstanding (Note 6)	1,996,479	1,995,511	1,994,978	1,994,544
Effect of dilutive securities	34,724	15,073	31,466	11,138

Weighted average shares outstanding, adjusted for dilutive securities	2,031,203	2,010,584	2,026,444	2,005,682
Earnings per share assuming full dilution	$0.21	$0.20	$0.42	$0.39

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Six months, year-to-date, ended June 30, 2004 and 2003

($ in thousands)

	Six months, year-to-date
	2004	2003
Net income	$843	$777
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	120	413
Depreciation and amortization	223	238
(Increase)/decrease in assets and liabilities:
Accrued interest receivable	(15)	108
Net (increase)/decrease in loans held for sale	(1,070)	(1,868)
Other assets	41	(597)
Accrued interest payable & other liabilities	230	(1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	372	(930)

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	(1,713)	(8,664)
Net (increase)/decrease in investment securities	(13,049)	15,908
Net (increase)/decrease in loans	3,421	(6,776)
Purchase of premises and equipment net of gain or loss on asset disposal	(308)	(33)
Foreclosed real estate activity (net)	596	(365)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(11,053)	70

Cash flows from financing activities:
Net increase/(decrease) in deposits	13,904	3,216
Net increase/(decrease) in securities sold under agreement to repurchase	(1,024)	(2,036)
Net proceeds/(payments) from borrowed funds	(201)	(790)
Cash received from stock sales (net of stock repurchases)	60	30
Cash dividend paid/purchase partial shares created by stock dividend	(232)	(184)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	12,507	236

Net increase/(decrease) in cash and cash equivalents	1,826	(624)
Cash and due from banks, beginning of year	$7,466	10,233

CASH AND DUE FROM BANKS, END OF QUARTER	$9,292	$9,609

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of June 30, 2004

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	$17,380,826	$14,325,289	$2,271,912	$783,625
Net income 2003	1,746,275		1,746,275		$1,746,275
Unrealized losses on available for sale securities	(444,522)			(444,522)	(444,522)

Comprehensive income					1,301,753
Proceeds from issuance of common stock	31,147	31,147
Repurchase of common stock	(26,776)	(26,776)
Fractional shares, issued in cash	(183,186)		(183,186)
Transfers	—	1,002,685	(1,002,685)

Balance December 31, 2003	18,503,764	15,332,345	2,832,316	339,103
Net income, 2004, year-to-date	843,279		843,279		843,279
Unrealized losses on available for sale securities	(431,400)			(431,400)	(431,400)

Comprehensive income					$411,879
Proceeds from issuance of common stock	60,383	60,383
Repurchase of common stock	—	—
Cash dividend paid	(231,755)		(231,755)

Transfers	—	1,501,714	(1,501,714)

Balance, end-of-quarter, June 30, 2004	$18,744,271	$16,894,442	$1,942,126	$(92,297)
Disclosure of 2004 reclassification amount:
Unrealized holding loss on available for sale securities	$(616,869)
Reclassification adjustment for gains realized in income	$(36,767)
Net unrealized loss	$(653,636)

Tax effect	(222,236)

Net of tax amount	$(431,400)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In Actual Dollars

As of June 30, 2003

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$15,578,705	$13,495,186	$1,666,961	$416,558
Net income 2002	1,418,702		1,418,702		$1,418,702
Unrealized gains on available for sale securities	367,067			367,067	367,067

Comprehensive income					1,785,769
Proceeds from issuance of common stock	27,802	27,802
Repurchase of common stock	(9,161)	(9,161)
Fractional shares, issued in cash	(2,289)		(2,289)
Transfers	—	811,462	(811,462)

Balance December 31, 2002	17,380,826	14,325,289	2,271,912	783,625

Net income, 2003, year-to-date	776,777		776,777		776,777
Unrealized losses on available for sale securities	(125,719)			(125,719)	(125,719)

Comprehensive income					$651,058
Proceeds from issuance of common stock	31,148	31,148
Repurchase of common stock	(1,241)	(1,241)
Cash dividend paid/purchase partial shares created by stock dividend	(183,620)		(183,620)
Transfers	—	1,002,252	(1,002,252)

Balance, end-of-quarter, June 30, 2003	$17,878,171	$15,357,448	$1,862,817	$657,906

Disclosure of 2003 reclassification amount:
Unrealized holding loss on available for sale securities	$(158,000)
Reclassification adjustment for gains realized in income	$(32,483)
Net unrealized loss	$(190,483)
Tax effect	(64,764)

Net of tax amount	$(125,719)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1. Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and December 31, 2003, as well as the results of operations and changes in financial position for the three-month and six-month, year-to-date periods ended June 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2003.

Certain reclassifications of June 30, 2003 balances have been made to conform to the June 30, 2004 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been restated for the three-month and six-month, year-to-date periods ending June 30, 2003 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 14, 2004.

NOTE 2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, realized net gains of $36,767 are included in the financial results for the six-month, year-to-date period ending June 30, 2004; and, net gains of $32,483 are included in the financial results for the six-month, year-to-date period ending June 30, 2003. Carrying amounts and fair values at June 30, 2004 and December 31, 2003 were as follows (in thousands):

	June 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,628	$7,622	$7,142	$7,212
Obligations of federal government agencies	31,764	31,546	19,518	19,761
Mortgage backed securities	2,481	2,600	3,290	3,473
Corporate Bonds	2,490	2,455	2,028	2,046

TOTAL	$44,363	$44,223	$31,978	$32,492

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,368	$2,377	$1,717	$1,760

NOTE 3. Loans

Loan detail by category as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

	June 30 2004	December 31 2003
Commercial loans	$111,512	$117,055
Real estate loans	24,197	22,127
Installment loans	4,406	4,625
Consumer and other loans	7,070	6,983

TOTAL LOANS	$147,185	$150,790

Allowance for loan losses	(2,169)	(2,224)
Net deferred loan fees	(298)	(307)

NET LOANS	$144,718	$148,259

NOTE 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. Changes in the allowance for loan losses during the three-month and six-month, year-to-date periods ended June 30, 2004 and 2003 were as follows (in thousands):

	Three months ended		Six months, year-to-date, ended
	06/30/2004	06/30/2003	2004	2003
Balance, beginning of period	$2,175	$2,172	$2,224	$2,026
Provision for loan losses	40	188	120	413
Loan Charge-offs	48	91	180	173
Loan Recoveries	2	22	5	25

Balance, end of period	$2,169	$2,291	$2,169	$2,291

NOTE 5. Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $9,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. In addition, Key Bank provides the Bank with two $100,000 credit facilities to support issuance of letters of credit and to facilitate foreign currency transactions. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $22,346,000 (10.0% of Bank assets.) The Bank did not have any balances outstanding on its operating lines of credit on either June 30, 2004 or December 31, 2003. In addition to overnight funds, the Bank has access to long-term funding through the FHLB in the approximate amount of $11,173,000 (5.0% of Bank assets) and has taken advances to fund Community Investment Program and other loans utilizing these funds. Long-term notes payable to the FHLB were $7,410,504 on June 30, 2004 and $7,604,573 on December 31, 2003.

Other borrowed funds consist of a note assumed by the Company related to the foreclosure of real estate. The note is collateralized by a first lien on foreclosed assets with a carrying value of $396,000. Monthly principal and interest payments total $3,100, with interest at 9%. The note matures on October 31, 2004.

NOTE 6. Common Stock

On April 20, 2004, the Board of Directors declared a five-percent stock dividend payable on June 15, 2004 to shareholders of record as of May 14, 2004. Shares reported as outstanding on June 30, 2003, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and six-month, year-to-date periods ending June 30, 2003, have been restated to reflect the 2004 stock dividend.

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003. On April 20, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend which was paid on June 15, 2004 to shareholders of record as of May 14, 2004.

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

A five-percent stock dividend was declared by the directors on April 20, 2004, payable to stockholders of record as of May 14, 2004; 94,925 shares were issued and delivered on June 15, 2004. During the second quarter of the 2004 fiscal year, the Registrant issued 3,700 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 300 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided completion of twelve months of service prior to the annual shareholder meeting. Also during the second quarter of 2004, pursuant to the Company’s Non-Qualified Stock Option Plan, employees purchased 711 shares of common stock with an average exercise price per share of $8.43 and an average market value, at the date of exercise, of $14.58.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item	4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 17, 2004. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99201-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2004. 1,706,083 shares were voted in favor of the ratification with 15,198 shares being voted against or withheld, including abstentions and broker non-votes.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1

Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2

Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350

Exhibit 32.2

Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the period covered by this Report:

Report filed April 14, 2004. On April 14, 2004 the Company issued a press release announcing financial information for the first-quarter of 2004.

Report filed April 26, 2004. On April 26, 2004 the Company issued a press release announcing the declaration of a five-percent (5%) stock dividend and a twelve-cent ($0.12) per share cash dividend, as described in Note 6. to this filing.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and
Chief Executive Officer

Date: August 5, 2004

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: August 5, 2004