Form 10QSB
period 2004-09-30
NORTHWEST BANCORPORATION INC
filed 2004-11-09
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from 7/1/04 to 9/30/04.

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

The Registrant has a single class of common stock, of which there are 1,998,108 shares issued and outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format:    Yes  ☒    No  ☐

Part I Financial Information

Item 1. Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

September 30, 2004 and December 31, 2003

($ in thousands)

	September 30 2004	December 31 2003
Assets
Cash and due from banks	$9,934	$7,466
Federal funds sold/FHLB interest bearing balances	1,366	10,118
Securities held-to-maturity (Note 2)	2,472	1,717
Securities available-for-sale (Note 2)	42,239	32,492
Federal Home Loan Bank stock, at cost	643	625
Loans, net of allowance for loan losses of $1,930 in 2004 and $2,224 in 2003 (Notes 3 & 4)	152,628	148,259
Loans held for sale	1,416	446
Accrued interest receivable	912	825
Premises and equipment, net	4,216	3,700
Foreclosed real estate	1,236	1,832
Bank owned life insurance	2,415	2,342
Other assets	619	540

TOTAL ASSETS	$220,096	$210,362

Liabilities
Noninterest bearing demand deposits	$37,975	$34,552
Money Market accounts	54,286	47,260
NOW accounts	14,999	13,427
Savings accounts	7,542	5,988
Time Certificates of Deposit, $100,000 and over	21,411	20,933
Time Certificates of Deposit, under $100,000	38,576	43,871

TOTAL DEPOSITS	174,789	166,031

Securities sold under agreement to repurchase	19,021	17,206
Borrowed funds (Note 5)	5,313	7,604
Borrowed funds, other (Note 5)	247	258
Accrued interest payable and other liabilities	1,216	759

TOTAL OTHER LIABILITIES	25,797	25,827

TOTAL DEPOSITS & LIABILITIES	200,586	191,858

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 1,998,108 on September 30, 2004 and 1,993,711 on December 31, 2003 (Note 6)
	16,894	15,332
Retained earnings	2,499	2,833
Accumulated other comprehensive income, net of tax of $61 for 2004 and $175 for 2003	117	339

TOTAL STOCKHOLDERS’ EQUITY	19,510	18,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$220,096	$210,362

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months and nine months, year-to-date, ended September 30, 2004 and 2003

($ in thousands, except number of shares and per share information)

	Quarter ended September 30		Nine-months, year-to-date
	2004	2003	2004	2003
Interest Income

Interest and fees on loans	$2,431	$2,459	$7,179	$7,283
Interest on securities	471	409	1,246	1,433
Interest on federal funds sold	26	8	74	64

TOTAL INTEREST INCOME	2,928	2,876	8,499	8,780

Interest Expense

Interest on deposits	605	605	1,787	2,029
Interest on securities sold under agreement to repurchase	36	20	79	72
Interest on borrowed funds	80	79	251	234

TOTAL INTEREST EXPENSE	721	704	2,117	2,335
NET INTEREST INCOME	2,207	2,172	6,382	6,445
Provision for loan losses	40	150	160	563

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,167	2,022	6,222	5,882

Noninterest Income

Fees and service charges	276	256	776	771
Net gain from sale of loans	137	277	363	677
Gain on sale of securities	0	0	37	32
Other noninterest income	143	158	348	399

TOTAL NONINTEREST INCOME	556	691	1,524	1,879

Noninterest Expense

Salaries and employee benefits	1,104	1,221	3,346	3,569
Occupancy, furniture, fixture & equipment expense	200	179	581	548
Depreciation and amortization expense	110	123	333	360
Other operating expense	460	420	1,354	1,345

TOTAL NONINTEREST EXPENSE	1,874	1,943	5,614	5,822
INCOME BEFORE TAXES	849	770	2,132	1,939
Income tax expense	292	264	732	656

NET INCOME	$557	$506	$1,400	$1,283

	Quarter ended September 30		Nine-months, year-to-date
	2004	2003	2004	2003
Weighted average shares outstanding (Note 6)	1,998,108	1,994,607	1,996,029	1,994,566
Basic earnings per share	$0.28	$0.25	$0.70	$0.64

Weighted average shares outstanding (Note 6)	1,998,108	1,994,607	1,996,029	1,994,566
Effect of dilutive securities	28,611	21,544	30,620	15,017
Weighted average shares outstanding, adjusted for dilutive securities	2,026,719	2,016,151	2,026,649	2,009,583
Earnings per share assuming full dilution	$0.27	$0.25	$0.69	$0.64

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

nine months, year-to-date, ended September 30, 2004 and 2003

($ in thousands)

	Nine months, year-to-date
	2004	2003
Net income	$1,400	$1,283
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	160	563
Depreciation and amortization	333	360
Change in assets and liabilities:
Accrued interest receivable	(87)	216
Net increase in loans held for sale	(970)	(1,472)
Net increase in bank owned life insurance, net of purchases/premium paid	(73)	(66)
Other assets	35	481
Accrued interest payable & other liabilities	457	(11)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,255	1,354

Cash flows from investing activities:
Net decrease in federal funds sold/FHLB interest bearing balances	8,752	539
Net (increase)/decrease in investment securities	(10,856)	17,650
Net increase in loans	(4,529)	(10,790)
Purchase of premises and equipment net of gain or loss on asset disposal	(849)	(449)
Purchase of bank owned life insurance	—	(1,000)
Foreclosed real estate activity (net)	596	(324)

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(6,886)	5,626

Cash flows from financing activities:
Net increase/(decrease) in deposits	8,758	(8,428)
Net increase/(decrease) in securities sold under agreement to repurchase	1,815	(4,178)
Net proceeds/(payments) from borrowed funds	(2,302)	4,514
Cash received from stock sales (net of stock repurchases)	60	5
Cash dividend paid/purchase partial shares created by stock dividend	(232)	(184)

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	8,099	(8,271)

Net increase/(decrease) in cash and cash equivalents	2,468	(1,291)
Cash and due from banks, beginning of year	7,466	10,233

CASH AND DUE FROM BANKS, END OF QUARTER	$9,934	$8,942

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

In thousands

As of September 30, 2004

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	$17,382	$14,325	$2,273	$784
Net income 2003	1,746		1,746		$1,746
Unrealized losses on available for sale securities	(445)			(445)	(445)

Comprehensive income					1,301
Proceeds from issuance of common stock	31	31
Repurchase of common stock	(27)	(27)
Fractional shares, issued in cash	(183)		(183)
Transfers	—	1,003	(1,003)

Balance December 31, 2003	18,504	15,332	2,833	339
Net income, 2004, year-to-date	1,400		1,400		1,400
Unrealized losses on available for sale securities	(222)			(222)	(222)

Comprehensive income					$1,178
Proceeds from issuance of common stock	60	60
Repurchase of common stock	—	—
Cash dividend paid	(232)		(232)
Transfers	—	1,502	(1,502)

Balance, end-of-quarter, September 30, 2004	$19,510	$16,894	$2,499	$117

Disclosure of 2004 reclassification amount:
Unrealized holding loss on available for sale securities	$(299)
Reclassification adjustment for gains realized in income	$(37)
Net unrealized loss	$(336)
Tax effect	(114)

Net of tax amount	$(222)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

In thousands

As of September 30, 2003

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2001	$15,579	$13,495	$1,667	$417
Net income 2002	1,419		1,419		$1,419
Unrealized gains on available for sale securities	367			367	367

Comprehensive income					1,786
Proceeds from issuance of common stock	28	28
Repurchase of common stock	(9)	(9)
Fractional shares, issued in cash	(2)		(2)
Transfers	—	811	(811)

Balance December 31, 2002	17,382	14,325	2,273	784
Net income, 2003, year-to-date	1,283		1,283		1,283
Unrealized losses on available for sale securities	(352)			(352)	(352)

Comprehensive income					$931
Proceeds from issuance of common stock	32	32
Repurchase of common stock	(27)	(27)
Cash dividend paid/purchase partial shares created by stock dividend	(184)		(184)
Transfers	—	1,002	(1,002)

Balance, end-of-quarter, September 30, 2003	$18,133	$15,332	$2,370	$431

Disclosure of 2003 reclassification amount:
Unrealized holding loss on available for sale securities	$(454)
Reclassification adjustment for gains realized in income	$(80)
Net unrealized loss	$(534)
Tax effect	(182)

Net of tax amount	$(352)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1. Management Statement

In the opinion of the Company, the accompanying audited and unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and December 31, 2003, as well as the results of operations and changes in financial position for the three-month and nine-month, year-to-date periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2003.

Certain reclassifications of September 30, 2003 balances have been made to conform to the September 30, 2004 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been restated for the three-month and nine-month, year-to-date periods ending September 30, 2003 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 14, 2004.

NOTE 2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, a realized net loss of $22 and a realized net gain of $36,745 are included in the financial results for the three-month and the nine-month, year-to-date periods ending September 30, 2004; and, net gains of $47,255 and $79,738 are included in the financial results for the three-month and nine-month, year-to-date periods ending September 30, 2003. Carrying amounts and fair values at September 30, 2004 and December 31, 2003 were as follows (in thousands):

	September 30, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
US Treasury securities	$7,106	$7,100	$7,142	$7,212
Obligations of federal government agencies	30,784	30,858	19,518	19,761
Mortgage backed securities	2,184	2,311	3,290	3,473
Corporate Bonds	1,987	1,970	2,028	2,046

TOTAL	$42,061	$42,239	$31,978	$32,492

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,472	$2,531	$1,717	$1,760

NOTE 3. Loans

Loan detail by category as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30 2004	December 31 2003
Commercial loans	$117,052	$117,055
Real estate loans	26,196	22,127
Installment loans	4,436	4,625
Consumer and other loans	7,182	6,983

TOTAL LOANS	$154,866	$150,790

Allowance for loan losses	(1,930)	(2,224)
Net deferred loan fees	(308)	(307)

NET LOANS	$152,628	$148,259

NOTE 4. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month and nine-month, year-to-date periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three months ended		Nine months, year-to-date, ended
	09/30/2004	09/30/2003	2004	2003
Balance, beginning of period	$2,169	$2,291	$2,224	$2,026
Provision for loan losses	40	150	160	563
Loan Charge-offs	(79)	(122)	(259)	(295)
Loan Recoveries	5	5	10	30

Balance, end of period, prior to adjustment for off-balance sheet items	2,135	2,324	2,135	2,324
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(205)		(205)

Balance, end of period	$1,930		$1,930

NOTE 5. Borrowed Funds

The Company’s subsidiary, Inland Northwest Bank, has unsecured operating lines of credit with Key Bank of Washington for $9,000,000, US Bank for $1,500,000 and Zions Bank for $1,500,000. In addition, Key Bank provides the Bank with two $100,000 credit facilities to support issuance of letters of credit and to facilitate foreign currency transactions. The Bank also has a secured line of credit with the Federal Home Loan Bank of Seattle (FHLB) for approximately $33,983,000 (15.0% of Bank assets.) The Bank did not have any balances outstanding on its operating lines of credit on either September 30, 2004 or December 31, 2003. The FHLB credit facility is available to support either overnight needs or long-term funding requirements. The bank did not have any overnight balances on its FHLB line as of September 30, 2004 or December 31, 2003. The bank has taken advances from the FHLB to fund Community Investment Program and other loans utilizing longer-term funds. Long-term notes payable to the FHLB were $5,312,663 on September 30, 2004 and $7,604,573 on December 31, 2003.

Other borrowed funds consist of a note assumed by the Company related to the foreclosure of real estate. The note is collateralized by a first lien on foreclosed assets with a carrying value of $396,000. Monthly principal and interest payments total $3,100, with interest at 9%. The note matures on October 31, 2004.

NOTE 6. Common Stock

On April 20, 2004, the Board of Directors declared a five-percent stock dividend payable on June 15, 2004 to shareholders of record as of May 14, 2004. Shares reported as outstanding on September 30, 2003, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and nine-month, year-to-date periods ending September 30, 2003, have been restated to reflect the 2004 stock dividend.

On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003. On April 20, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend which was paid on June 15, 2004 to shareholders of record as of May 14, 2004.

NOTE 7. Subsequent Events

In April 2004, Inland Northwest Bank accepted a bid for the construction of a new branch office facility, to be located in Post Falls, Idaho. As discussed in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2003, the Bank had purchased property in Post Falls in 2003 in anticipation of relocating its existing Post Falls branch from a retail grocery store to a stand-alone facility. Land acquisition and land-improvement costs included in the 2003 Annual Report were approximately $374,500. Total costs for construction of the 3,300 square foot branch facility, including furniture and equipment, are estimated to be $825,500, for a total investment in the branch of $1,200,000. The new Post Falls branch opened on October 4, 2004. As of September 30, 2004, “Premises and equipment, net” includes $1,067,000 related to the construction of the Post Falls branch; the remaining development cost will be booked in the fourth-quarter. Non-depreciated leasehold improvements and other fixed-assets in the amount of $12,921 were expensed during the third-quarter of 2004 concurrently with the closure of the old Post Falls branch.

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibit 31.1
Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350

Exhibit 32.2
Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350

(b	)	Reports on Form 8-K

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed July 15, 2004. On July 15, 2004 the Company issued a press release announcing financial information for the second-quarter of 2004.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and
Chief Executive Officer

Date: November 9, 2004

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: November 9, 2004