Form 10KSB
period 2004-12-31
NORTHWEST BANCORPORATION INC
filed 2005-03-24
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, No Par Value Per Share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year: $13,581,057.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the end of the Company’s fiscal year: $20,901,244 based on a trade transacted on December 28, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,004,961.

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

PART I

(ALTERNATIVE 2)

ITEM 1.    DESCRIPTION OF BUSINESS (Model B, Form 1-A, item 6.)

Business Development by Issuer and Subsidiaries

Northwest Bancorporation, Inc. (“the Company”) was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. The Bank operates seven branch offices and a loan production office in Washington and two branches in Idaho; both states allow for statewide branching

General

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

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2004 and 2003 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” on pages 7-14. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington, and it has eight other branches located in the Spokane, Washington, Coeur d’Alene, Idaho and Post Falls, Idaho areas. In January 2005, the Bank established a Loan Production Office in Walla Walla, Washington. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of 417,939 and Kootenai County, Idaho, with a population of 108,685; the population figures are based upon information provided by the U.S. Census Bureau as of July 1, 2000. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

Banking Services.    The Bank has offered a variety of banking products and services as its principal products during the past five years. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to mid-size businesses.

The products and services include a full range of Federal Deposit Insurance Corporation (FDIC) insured deposit accounts, including: non-interest bearing checking accounts; interest bearing checking and savings accounts; money market accounts; and fixed and variable rate time certificates of deposit. Transaction accounts and certificates of deposit, including Individual Retirement Accounts (IRA), are offered at rates competitive in the primary market area. To a lesser extent, the Bank will, from time to time, solicit deposits through the national market. Typically, national deposits consist of time certificates with maturities ranging from one to five years, are purchased by credit unions or other financial institutions, will be more expensive than local deposits but priced comparably to funds borrowed from the Federal Home Loan Bank (FHLB) and will be for an amount that allows for full coverage by FDIC insurance. The FDIC currently insures deposit accounts up to a maximum of $100,000.

The Bank offers a full range of commercial and personal loans. The Bank’s primary focus is on commercial lending and most of its loans are classified as commercial or commercial real estate. Typically, loans classified as commercial real estate are owner-occupied; the Bank does not specialize in financing investment properties. Credit services include:

Loans to businesses:

(1)	Operating loans and lines;

(2)	Equipment loans;

(3)	Commercial real estate and construction loans; and,

(4)	U.S. Small Business Administration (SBA) or other government guaranteed/subsidized loan programs for small businesses.

Loans to individuals:

(1)	Loans for vehicle purchase or other personal, family or household purposes, including personal lines of credit;

(2)	Home loans (conventional and insured);

(3)	Home improvement and rehabilitation loans;

(4)	Guaranteed or subsidized loan programs; and,

(5)	National credit card (Visa/MasterCard).

Mortgage loans:

The Bank’s mortgage department offers virtually all mortgage products available in the market, specializing in conventional, FHA & VA home loans for the purchase or refinance of 1-4 family residential living units; substantially all loans originated are sold to third-party investors. The mortgage department is housed in three Bank branches and maintains numerous correspondent relationships, as well as internal underwriting authority. Mortgage department income is derived from loan origination fees and payments received from mortgage servicing correspondents, who buy both the loan principal and the right to service the loan, and from fees and interest earned on new home construction loans made to individuals and builders.

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and purchases, Internet banking, on-line bill payment, and automatic drafts and transfers to and from various accounts.

For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past two-years, about seven-percent of Bank assets.

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

At present, there are 16 other local, independent community-based banks operating in the Bank’s primary market area (Spokane and Kootenai counties) which offer services similar to, and which are in direct competition with, the Bank. Several of these community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 16 commercial banks and savings banks in Spokane County, Washington, having a total of 124 locations and an estimated total of $4,806 million in deposits as of June 30, 2004, the most recent date for which information is readily available. Based on the same information there are 14 commercial banks and savings banks in Kootenai County, Idaho having a total of 39 locations and an estimated total of $1,271 million in deposits.

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

The Bank.    As a Washington state-chartered commercial bank, the deposits of which are insured by the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is subject to various regulations, including the following:

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

FDIC Assessments.    The deposits of the Bank are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The semi-annual amount of FDIC assessments paid by individual insured depository institutions ranges from 0% to 0.27% of insured deposits, based on the institution’s relative risk as measured by regulatory capital ratios and certain other factors. In 2004 the Bank qualified to pay 0% to the BIF. Banks insured by the BIF are also assessed, along with financial institutions insured by the Savings Association Insurance Fund (“SAIF”) to provide repayment of the Financing Corporation (“FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2004 was 1.54 basis points for the first quarter, 1.54 for the second quarter, 1.48 for the third quarter and 1.46 for the fourth quarter. The first-quarter 2005 rate is 1.44 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2004, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.80%, 11.66% and 12.91%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2004, the Bank held stock in the FHLB in the amount of $643,300.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2004 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 106 employees, representing 94 full time equivalent positions as of December 31, 2004; the Company, separate from the Bank, does not have any compensated employees.

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

Summary Performance Information

Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part F/S of this Form 10-KSB. The Company’s President and Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion. There was no significant change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Bank has experienced growth in total assets of 4.7% and 0.6% for the fiscal years ended December 31, 2004 and 2003, respectively. Net loan growth, not including loans held for sale, was 6.1% and 9.8% for these same periods. Also for these same periods, loan losses net of recoveries were $244,325 and $453,931, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was at $1,943,760, or 1.22% of outstanding loans, on December 31, 2004 and $2,042,129, or 1.35% of outstanding loans, on December 31, 2003. For information on the Bank’s capital ratios as of December 31, 2004, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

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

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

	2004			2003
	Average balance	Interest income/ expense	Average yield earned/ rate paid	Average balance	Interest income/ expense	Average yield earned/ rate paid
ASSETS:
Investment securities:
Taxable investments	$38,999	$1,559	4.00%	$37,974	$1,689	4.45%
Nontaxable investments	2,294	72	3.14%	2,337	81	3.47%

Total investment securities	41,293	1,631	3.95%	40,311	1,770	4.39%
Interest-bearing deposits with banks	5,580	71	1.27%	5,150	53	1.03%
Federal funds sold	4,702	60	1.28%	3,099	33	1.06%

Total Investments	51,575	1,762	3.42%	48,560	1,856	3.82%

Real estate loans	25,526	1,766	6.92%	20,569	1,893	9.20%
Consumer loans	10,017	681	6.80%	9,968	620	6.22%
VISA/MC	1,164	90	7.73%	1,222	102	8.35%
Commercial loans	113,304	7,227	6.38%	112,226	7,110	6.34%

Total loans	150,011	9,764	6.51%	143,985	9,725	6.75%

Total earning assets	201,586	11,526	5.72%	192,545	11,581	6.01%
Less reserve for possible loan losses	(2,191)			(2,224)
Cash and due from banks	8,613			7,466
Other non-earning assets	9,952			10,892

Total assets	217,960			208,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$13,488	$90	0.67%	$13,320	$112	0.84%
Money Market accounts	52,137	518	0.99%	48,594	582	1.20%
Savings accounts	6,972	30	0.43%	5,545	30	0.54%
Other time deposits	62,473	1,797	2.88%	63,916	1,920	3.00%

Total interest-bearing deposits	135,070	2,435	1.80%	131,375	2,644	2.01%
Securities sold under repurchase agreements/borrowed funds	22,841	464	2.03%	22,890	408	1.78%

Total Interest-bearing Liabilities	157,911	2,899	1.84%	154,265	3,052	1.98%
Demand deposits	39,911			35,425
Other liabilities	1,177			1,446
Stockholders’ equity	18,961			17,543

Total liabilities and stockholders’ equity	$217,960			$208,679

Net interest income	$8,627			$8,529
Net interest margin to average earning assets	4.28%			4.43%

COMMENTS

1. There were no out-of-period adjustments.

2. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3. Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2004	2003	Variance	2003 rate	Change in income due to change in volume	Change in rate	Difference in income 2003 volume due to rate change	Change in income due to change in rate and volume	Net change in income due to rate and volume changes
ASSETS
Loans	$150,011	$143,985	$6,026	6.75%	$407.0	-0.25%	$(353.2)	$(14.8)	$39
Securities	41,293	40,311	982	4.39%	43.1	-0.44%	(177.8)	(4.3)	(139)
Fed funds sold/interest bearing bank balances	10,282	8,249	2,033	1.04%	21.2	0.23%	19.1	4.7	45

Net change in total earning assets			9,041

Net change in income on total earning assets									(55)

LIABILITIES
NOW accounts	13,488	13,320	168	0.84%	1.4	-0.17%	(23.1)	(0.3)	(22)
Money Market accounts	52,137	48,594	3,543	1.20%	42.4	-0.20%	(99.2)	(7.2)	(64)
Savings accounts	6,972	5,545	1,427	0.54%	7.7	-0.11%	(6.1)	(1.6)	0
Time deposits	62,473	63,916	(1,443)	3.00%	(43.3)	-0.13%	(81.5)	1.8	(123)
Securities sold under repurchase agreements	22,841	22,890	(49)	1.78%	(0.9)	0.25%	57.0	(0.1)	56

Net change, total interest bearing deposits			$3,646

Net change in expense on total interest bearing deposits									(153)

Net increase in net interest income									$98

II.	INVESTMENT PORTFOLIO.

Securities

The book and market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2004		December 31, 2003
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available-for-sale:
Obligations of federal government agencies	$29,692	$29,544	$19,518	$19,761
US Treasury securities	5,203	5,199	7,142	7,211
Mortgage backed securities	1,951	2,058	3,290	3,473
Corporate debt obligations	1,484	1,460	2,028	2,046

TOTAL	$38,330	$38,261	$31,978	$32,491

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,706	$2,738	$1,717	$1,760

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2004 ($ in thousands, at amortized cost.):

	Within 1 year maturity	Weighted average yield	After 1 year but within 5 years maturity	Weighted average yield	After 5 years but within 10 years maturity	Weighted average yield	After 10 year maturity	Weighted average yield	Total	Weighted total average yield
U.S. Treasury	$4,200	2.10%	$1,003	1.63%	$0	—	$0	—	$5,203	2.01%
U.S. government agencies	1,000	2.26%	7,499	2.16%	11,148	4.19%	10,045	4.75%	29,692	3.80%
Mortgage pass-throughs (GNMA/FNMA)	—	—	—	—	—	—	1,951	6.59%	1,951	6.59%
Corporate bonds	1,001	3.23%	0	0.00%	—	—	483	3.37%	1,484	3.27%
State and political subdivisions	100	3.03%	1,012	4.15%	820	5.97%	774	6.09%	2,706	5.22%

Total by maturity and yield	$6,301	2.32%	$9,514	2.32%	$11,968	4.31%	$13,253	5.05%	$41,036	3.78%

Comment 1.    Weighted-average yields for securities-held-to-maturity (securities issued by State and political subdivisions) are presented on a federal tax-equivalent basis at a 34% effective tax rate.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III. LOAN	PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2004	2003
Commercial loans	$121,820	$117,055
Real estate loans	25,644	22,127
Installment loans	4,368	4,625
Consumer and other loans	7,878	6,983

TOTAL LOANS	159,710	150,790

Allowance for loan losses	(1,944)	(2,042)
Deferred loan fees, net of deferred costs	(328)	(307)

NET LOANS	$157,438	$148,441

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2004 ($ in thousands):

	Within 1 year maturity	After 1 year but within 5 year maturity	After 5 year maturity	TOTAL
Commercial	$32,135	$31,743	$57,942	$121,820
Real Estate Loans	12,985	3,430	9,229	25,644
Installment	1,004	1,608	1,756	4,368
Consumer and Other	4,106	0	3,772	7,878

Totals	$50,230	$36,781	$72,699	$159,710

Loans maturing with:
Fixed Rates	$6,449	$24,426	$10,294	$41,169
Variable Rates	43,781	12,355	62,405	118,541

Totals	$50,230	$36,781	$72,699	$159,710

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

	December 31
	2004	2003
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$531	$216
Loans contractually past due ninety days or more as to interest or principal	$16	$8
Gross interest income which would have been recorded under original terms	$21	$19
Gross interest income recorded during the period.	$1	$1

C.2.	As of the end of the most recent reported period, December 31, 2004, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31
	2004	2003
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$159,382	$150,483
YTD average net loans	$150,011	$143,985
Balance of allowance for possible loan losses at beginning of period	$2,224	$2,026
Loan charge-offs:
Commercial	(74)	(13)
Real Estate	(128)	(378)
Installment & Credit Card	(65)	(95)

Total Charge-offs	(267)	(486)
Recoveries of loans previously charged-off:
Commercial	4	28
Real Estate	12	1
Installment & Credit Card	7	3

Total Recoveries	23	32

Net Charge-offs	(244)	(454)
Provision charged to expense	170	652

Balance, end of year, prior to adjustment for off-balance sheet items	2,150	2,224
Reclassification of reserve for probable losses on unused loan commitments and off-blance sheet items to “Accrued interest payable and other liabilities”	(206)	(182)

Balance, end of year	$1,944	$2,042

Ratio of net charge-offs during period to average loans outstanding	0.16%	0.32%

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31, 2004		December 31, 2003
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$78	3.63%	$131	5.89%
Secured by farmland (pass)	0	0.00%	0	0.00%
Home equity loans (pass)	61	2.84%	55	2.47%
Revolving loans secured by 1-4 family residential (pass)	33	1.53%	22	0.99%
Secured by multi-family residential (pass)	8	0.37%	12	0.54%
Secured by non-farm, non-residential real estate (pass)	155	7.21%	303	13.62%
Commercial and industrial loans (pass)	441	20.51%	558	25.10%
Loans to individuals (pass)	195	9.07%	202	9.08%
Credit card loans	91	4.23%	124	5.58%
All other loans and leases (pass)	3	0.14%	3	0.13%
Mortgage loans held for sale	0	0.00%	0	0.00%
Specifically Identified Potential Loss *	719	33.45%	579	26.04%
Commitments to Lend under Lines/Letters of Credit	206	9.58%	182	8.18%
Supplementary Allowance/Non-specific Factors	160	7.44%	53	2.38%

	$2,150	100.00%	$2,224	100.00%

*	Risk category 5, 6 & 7 loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 5, 6 & 7 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2004		2003
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$39,911	n/a	$35,425	n/a

Interest Bearing Deposits:
NOW Accounts	13,488	0.67%	13,320	0.84%
Money Market Accounts	52,137	0.99%	48,594	1.20%
Savings Accounts	6,972	0.43%	5,545	0.54%
Time Deposits	62,473	2.88%	63,916	3.00%

Total Interest Bearing Deposits	$135,070	1.80%	$131,375	2.01%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2004	2003
3 months or less (adjusted for matured CDs renewed subsequent to year-end)	$12,068	$11,235
Over 3 through 6 months	1,585	817
Over 6 through 12 months	2,439	1,108
Over 1 year through 5 years	7,552	7,773
Over 5 years	104	0

	$23,748	$20,933

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the years ended December 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Ratio:
Return on Average Assets	0.90%	0.84%
Return on Average Equity	10.36%	9.95%
Average Equity to Average Assets	8.70%	8.41%
Dividend Payout Ratio	11.62%	10.35%

VII. SHORT-TERM	BORROWINGS.

As of the most recent reporting period, December 31, 2004, the Company had no short-term borrowings.

Rate Shock

Each month, the Bank performs an analysis (the Rate Shock Analysis) of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank’s equity. The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of as much as +300 basis points and –300 basis points (+3% to -3%) as applied to all earning assets and interest bearing liabilities. Depending upon the re-pricing characteristics of the Bank’s assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income; the value of the Bank’s equity will, likewise, be affected. Considering net interest income, for example, if substantially all of the Bank’s deposits are fixed rate and substantially all of the Bank’s loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar effect on the value of the Bank’s equity. Non-interest income and non-interest expense are assumed to remain constant.

Presented below are the results of the analysis performed on financial information as of December 31, 2004. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. With the year-end Federal Funds rate at 2.25%, management elected to shock downward rates at 0.50%, 1.00% and 1.50% rather than the higher rates that would be used in a more typical interest rate environment; upward rates were shocked at 1.00%, 2.00% and 3.00%. The results of the net interest income analysis performed December 31, 2004 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, because of the current interest rate environment, downward rate shocks were adjusted to reflect the unlikelihood of rates falling more than 1.50%. The results of the economic value of equity analysis performed December 31, 2004, presented to indicate the estimated effect of changing rates on book value of equity, are within established limits.

Net Interest Income and Market Value

Summary Performance

December 31, 2004

($ in thousands)

	($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$9,170	$78	0.86%	$15,296	$(4,666)	-23.37%
+200	9,161	69	0.76%	16,333	(3,629)	-18.18%
+100	9,143	51	0.56%	18,157	(1,805)	-9.04%
Base	9,092	0	0.00%	19,961	0	0.00%
-50	9,080	(12)	-0.13%	20,836	874	4.38%
-100	9,066	(26)	-0.29%	21,744	1,783	8.93%
-150	$8,999	$(93)	-1.02%	$22,708	$2,746	13.76%

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

The Company did not own or lease any real or personal property during the 2004 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe branch located in north Spokane, Washington, the Coeur d’Alene branch, located in Coeur d’Alene, Idaho and the Post Falls branch, located in Post Falls, Idaho. The Bank owns the building for the South Hill branch located in south Spokane, Washington, which is constructed on leased land. Subsequent to year-end, the Bank purchased property located on East Sprague Avenue, in Spokane, and leased property, with an option to purchase, located on North Ruby Street, also in Spokane; these two transactions are not reflected in December 31, 2004 audited financial statements. The North Ruby Street site will be developed in 2005. The East Sprague site will be held for future development.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane, Washington. The Bank also leases additional, adjacent space, which is used for a drive-through banking station and parking facilities.

The Bank leases four other branches situated inside of retail grocery stores. The branches are located in or around Spokane, Washington, including the Spokane Valley, Airway Heights and north Spokane (the Spokane Valley branch, the Airway Heights branch, the North Foothills branch and the Indian Trail branch).

The Bank leases additional office space situated in the same retail grocery store as its Spokane Valley branch; this office is used by four employees of the Bank’s mortgage department.

Subsequent to year-end, the Bank entered into a lease agreement for office space in the Marcus Whitman Hotel, located in Walla Walla, Washington; the Bank opened a loan production office (LPO) in that facility in January 2005, employing two commercial loan officers and a loan assistant. The Bank plans to request approval from its regulators to convert the LPO into a Bank branch within the next few months. During the three year term of the lease, the Bank will determine whether to relocate the branch to a stand-alone location, develop an additional stand-alone location or negotiate a longer lease term in the present location.

In addition to the three owned locations, the Bank has made significant improvements in the one ground-lease location and in leasehold improvements at the seven leased locations. As of December 31, 2004, the total net book value of the Bank’s consolidated premises and equipment was $4,357,980.

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

Dwight B. Aden, Jr.—Mr. Aden is 62 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Jimmie T.G. Coulson—Mr. Coulson is 71 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2005. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 67 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2005. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 58 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 68 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2005. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 56; he is a director, President and Chief Executive Officer of the Bank. He has been a director of the Bank since May 16, 2000 and has served as President of the Company and President and Chief Executive Officer of the Bank since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2006. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

Clark H. Gemmill—Mr. Gemmill is 62. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. During the past five years, he has been a Vice President with UBS Financial Services, Inc., a financial investment firm with a branch office in Spokane, Washington.

Bryan S. Norby—Mr. Norby is 47. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. Mr. Norby is a certified public accountant and during the past five years has been Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 70 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Phillip L. Sandberg—Mr. Sandberg is 72 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 68; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. Since June 10, 2002, Mr. Schunter has been the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 66 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 71 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2007. Mr. Walker retired in 1995. For the five years prior to his retirement, he was the President and Chief Executive Officer of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 34 and is an officer of the Bank and Secretary/Treasurer of the Company. She is a certified public accountant and has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Christopher C. Jurey—Mr. Jurey is 55 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees

James M. Abrahamson—Mr. Abrahamson is 63 and has been an officer of the Bank since 1996. He currently is a Senior Vice President, Commercial Loan Officer and Team Leader.

Douglas J. Beaudoin—Mr. Beaudoin is 53 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Richard L. Brittain—Mr. Brittain is 52 and has been an officer of the Bank since 1995. He currently is a Senior Vice President and Credit Administrator.

Elizabeth A. Herndon—Ms. Herndon is 50 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 49 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

Code of Ethics

The Company has adopted a code of ethics within the meaning of Item 406(b) of Regulation S-B promulgated by the Securities and Exchange Commission. This code of ethics applies to all officers, directors and employees of the Company. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

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

Executive Compensation

Name and Capacities in which Remuneration was Received	Year	Salary	Bonus(a)	Deferred Compensation(b)	Other Annual Compensation(c)	401(k) Matching Contribution(d)
Randall L. Fewel President & Chief Executive Officer	2004	154,606	29,824	5,400	11,690	4,112
Christopher C. Jurey Executive Vice President & Chief Financial Officer	2004	100,141	17,222	12,000	5,210	2,934
Holly A. Austin Senior Vice President & Cashier	2004	82,000	12,227	0	4,872	2,356

(a)	See “Incentive Plan for Senior Management,” below.
(b)	Employees of the Bank with the title of “Vice President” or higher may elect to defer a portion of their compensation, with prior approval (annually) of the Board of Directors. The Bank does not match voluntarily deferred income; it does, however, credit interest on salary thus deferred. The Bank credits interest at the tax-equivalent rate that it earns on Bank Owned Life Insurance (BOLI) products that it owns.
(c)	Includes the aggregate value of perquisites and personal benefits that were no more than the lesser of $50,000 or 10% of the executive’s salary and bonus.
(d)	The Bank matches 50% of employee contributions to the 401(k) Plan. The matching contribution is limited to a maximum of 2.5% of the employee’s salary.

Director Compensation

In 2004, Directors of the Bank (excluding the Chairman and Mr. Fewel) received an attendance fee in the amount of $250 per meeting and $150 per committee meeting. The Chairman received a $450 attendance fee per board meeting. Director-employees are not compensated for meeting attendance. Each director other than the Board Chairman and Mr. Fewel also received 300 shares of Common Stock of the Company as additional compensation. The Board Chairman received 400 shares of Common Stock of the Company as additional compensation. No other compensation arrangement has been established for the directors of the Company as yet.

The aggregate annual remuneration of executive and corporate officers and directors of the Bank as a group was $562,200 for fiscal year 2004.

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

At December 31, 2004 and 2003, $186,445 and $196,045, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the financial statements.

The net post-retirement benefit cost recognized during the years ended December 31, 2004 and 2003, was $15,038 and $15,717, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $228,127 and cash surrender value of $214,840 and $206,679 at December 31, 2004 and 2003, respectively.

ITEM 5.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (Model B, Form 1-A, item 10.)

The Company does not have any compensated officers; the information in this item is provided for each director and executive officer of the Company and the Bank.

Officers and directors as a group own of record, to the knowledge of the Company, 512,015 shares of common stock of the Company, representing 28.31% of the outstanding shares of common stock. No shareholder of record presently owns more than ten-percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of stock options increase any shareholder ownership of record to more than ten-percent (10%).

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

Name and Position	Number of Shares Beneficially Owned(1)	Notes	Percentage of Class
Harlan D. Douglass, Director	179,887	(2)(6)	8.97%
Frederick M. Schunter, Director	60,069	(2)	3.00%
Jimmie T.G. Coulson, Director	52,581	(2)(3)	2.62%
Clark H. Gemmill, Director	44,518		2.22%
Phillip L. Sandberg, Director	38,138		1.90%
James R. Walker, Director	33,935	(2)	1.69%
Richard H. Peterson, Director	31,793		1.59%
Christopher C. Jurey, EVP/Chief Financial Officer	18,305		*
Randall L. Fewel, President/Chief Executive Officer	13,403		*
William E. Shelby, Chairman	13,064		*
Donald A. Ellingsen, Director	10,395	(4)	*
Bryan S. Norby, Director	7,807	(2)	*
Freeman B. Duncan, Director	4,057	(5)	*
Dwight B. Aden Jr., Director	3,688		*
Holly A. Austin, SVP/Cashier, Secretary/Treasurer	375		*

Total	512,015	(2-6)	28.31%

 * Less than 1.0%

(1)	Shares held directly with sole voting and investment power, unless otherwise indicated.

(2)	Includes shares held with or by his/her spouse.

(3)	Includes 5,573 shares held by CINV.

(4)	Includes 8,314 shares held by Spokane Eye Clinic.

(5)	Includes 3,291 shares held in the Freeman B. Duncan Profit Sharing Plan and 756 shares held in the National Associates Spokane Corp. FBO Freeman Duncan Profit Sharing Plan.

(6)	Includes 3,783 shares held by Harlan Douglass, Inc.

Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan (the “Plan”). At its meeting on April 16, 2002, the Board approved an amendment to the Plan, reserving and setting aside an additional 125,000 shares of the common stock of the Company for issuance pursuant to options granted under the Plan. The amended Plan was incorporated in the Company’s June 30, 2002 Form 10-QSB filing as Exhibit 10.2.31. Under the Plan, the Board of Directors may

grant options to purchase shares of common stock of the Corporation, as adjusted for stock dividends as they are paid from time to time, not to exceed 267,501 shares. At December 31, 2004, 127,257 options remained available for future grant to employees. The per option price for options granted is the fair market value of said share on the date the option is granted. The number of shares granted by the stock option are adjusted for stock dividends declared prior to exercise or expiration of the option, as is the effective exercise price.

Name of Holder	Expiration Date	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price(1)	Date Exercisable if not Currently Exercisable
Randall L. Fewel	12/16/06	Option—1,544	8.09	(2)
	12/15/07	Option—1,404	9.26	(2)
	12/14/08	Option—2,553	12.54	(2)
	12/20/09	Option—2,553	12.54	(2)
	12/18/10	Option—3,647	8.23	(3)
	06/30/11	Option—11,576	8.64	(4)
	12/17/12	Option—5,513	9.16	(5)
	12/16/13	Option—3,150	12.67	(6)
	12/20/14	Option—2,000	13.85	22-Dec-05

Christopher C. Jurey	12/16/06	Option—1,544	8.09	(2)
	12/15/07	Option—1,404	9.26	(2)
	12/14/08	Option—2,553	12.54	(2)
	12/20/09	Option—2,553	12.54	(2)
	12/18/10	Option—2,431	8.23	(3)
	12/17/12	Option—1,654	9.16	(5)
	12/16/13	Option—1,575	12.67	(6)
	12/20/14	Option—1,000	13.85	22-Dec-05

Holly A. Austin	12/14/08	Option—1,276	12.54	(2)
	12/20/09	Option—2,553	12.54	(2)
	12/18/10	Option—2,431	8.23	(3)
	12/17/12	Option—551	9.16	(5)
	12/16/13	Option—1,050	12.67	(6)
	12/20/14	Option—750	13.85	22-Dec-05

(1)	The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)	Options are fully vested and exercisable.

(3)	Options are exercisable to the extent that they are currently vested—80%.

(4)	Options are exercisable to the extent that they are currently vested—60%.

(5)	Options are exercisable to the extent that they are currently vested—40%.

(6)	Options are exercisable to the extent that they are currently vested—20%.

ITEM 6.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (Model B, Form 1-A, item 11.)

The Company, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2004 and 2003, were $2,369,859 and $2,980,403, respectively. During the year ended December 31, 2004 and 2003, total principal additions were $778,674 and $1,190,256 and total principal payments were $1,389,218 and $266,235, respectively. Aggregate deposit balances with related parties at December 31, 2004 and 2003, were $1,191,553 and $3,474,468, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

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

	(adjusted for 5% stock dividends in May 2004 and 2003)
	2004		2003
	High	Low	High	Low
January 1 – March 31	$14.29	$12.67	$9.98	$9.16
April 1 – June 30	$16.19	$13.33	$11.24	$9.52
July 1 – September 30	$13.75	$13.00	$12.86	$11.24
October 1 – December 31	$15.50	$13.00	$13.08	$12.62

The Company declared a 5% stock dividend, payable June 15, 2004, to holders of record May 14, 2004; 94,925 shares were issued on June 15, 2004.

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Holders

As of December 31, 2004, there were approximately 445 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by 25 non-affiliated depositories. These non-affiliated depositories hold shares for at least 130 individual shareholders. The Company has relied upon information received from those depositories in determining the number of record holders.

Dividends

On April 22, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend, which was paid on June 15, 2004 to shareholders of record as of March 14, 2004. On February 18, 2003, the Board of Directors declared a ten-cent ($0.10) per share cash dividend, which was paid on April 4, 2003 to shareholders of record as of March 21, 2003.

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

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	124	$10.61	127

	124	$10.61	127

ITEM 2.	DESCRIPTION OF EXHIBITS

The Company previously has filed, electronically, the documents required to be filed as Exhibits Nos. 2, 3, 5, 6, and 7 of Part III of Form 1-A. The lease agreement related to property located on North Ruby Street in Spokane, Washington (discussed in Part 1, item 2, “Description of Property”) is being filed with this report as Exhibit 10.1.10. The Certifications of Randall L. Fewel, President and Chief Executive Officer and Christopher C. Jurey, Chief Financial Officer, are being filed with this report as Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Part II, Item 2.

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2004 fiscal year.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Company’s review of the copies of reports filed on Forms 3, 4 and 5 by officers and directors of the Company, pursuant to Section 16(a) of the Exchange Act, the Company believes that all filing requirements applicable to such persons have been timely complied with in 2004, with the following exceptions: Form 4 filings related the sale of 700 shares in three separate transactions by Jimmie T.G. Coulson, a Director, were not timely filed.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT AND FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Moss Adams LLP

Spokane, Washington

January 21, 2005

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
A S S E T S
Cash and due from banks	$7,736,465	$7,465,931
Interest bearing deposits in other institutions	2,448,852	5,117,863
Federal funds sold	1,053,845	5,000,000
Securities available for sale	38,261,258	32,491,488
Securities held to maturity, fair value 2004 $2,738,277 and 2003$1,759,906	2,706,435	1,717,399
Federal Home Loan Bank stock, at cost	643,300	625,300
Loans receivable, net of allowance for loan losses 2004 $1,943,760; 2003 $2,042,129	157,438,241	148,441,143
Loans held for sale	623,263	446,245
Premises and equipment	4,357,980	3,699,691
Accrued interest receivable	831,148	824,458
Foreclosed real estate and other repossessed assets	722,535	1,832,085
Other assets	3,648,939	2,882,265

Total assets	$220,472,261	$210,543,868

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$177,036,655	$166,030,900
Securities sold under agreements to repurchase	12,995,813	17,206,456
Accrued interest and other liabilities	1,283,650	940,467
Borrowed funds	9,194,661	7,862,281

Total liabilities	200,510,779	192,040,104

Commitments and Contingencies (note 10)

Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,004,901 and 1,898,772 shares	16,943,428	15,332,345
Retained earnings	3,063,164	2,832,316
Accumulated comprehensive income (loss)	(45,110)	339,103

Total stockholders’ equity	19,961,482	18,503,764

Total liabilities and stockholders’ equity	$220,472,261	$210,543,868

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2004	2003
Interest Income:
Loans receivable, including fees	$9,764,294	$9,725,053
Investment securities:
U.S. government agency securities	1,342,252	1,321,637
U.S. treasury securities	113,728	176,326
Other securities	174,685	271,465
Federal funds sold and interest bearing deposits	130,926	86,401

Total interest income	11,525,885	11,580,882

Interest Expense:
Deposits	2,435,016	2,643,880
Borrowed funds and securities sold under agreements to repurchase	463,718	408,130

Total interest expense	2,898,734	3,052,010

Net interest income	8,627,151	8,528,872
Provision for loan losses	170,000	652,500

Net interest income after provision for loan losses	8,457,151	7,876,372

Noninterest Income:
Service charges on deposits	1,020,469	1,007,243
Net gains from sale of loans	498,563	800,365
Gain on sale of securities	36,745	100,303
Other income	499,395	452,099

	2,055,172	2,360,010

Noninterest Expense:
Salaries and employee benefits	4,468,202	4,678,833
Occupancy expense	713,580	687,296
Equipment expense	513,304	526,787
(Gain) loss on foreclosed real estate and other repossessed assets	37,856	(58,757)
Other operating expenses	1,889,624	1,822,083

	7,622,566	7,656,242

Net income before income taxes	2,889,757	2,580,140
Income tax expense	925,440	833,865

Net income	$1,964,317	$1,746,275

Basic earnings per share	$0.98	$0.88

Diluted earnings per share assuming full dilution	$0.97	$0.87

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2002	1,808,335	$14,325,289	$2,271,912	$783,625	$17,380,826
Net income	—	—	1,746,275	—	1,746,275	$1,746,275
Stock repurchased	(2,847)	(26,776)	—	—	(26,776)
Stock sold	252	2,797	—	—	2,797
Stock issued to directors	2,700	28,350	—	—	28,350
5% stock dividend	90,332	1,002,685	(1,002,685)	—	—
Cash dividend ($0.10 per share)	—	—	(180,820)	—	(180,820)
Fractional shares paid in cash	—	—	(2,366)	—	(2,366)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	(444,522)	(444,522)	(444,522)

Comprehensive income						$1,301,753

Balance, December 31, 2003	1,898,772	15,332,345	2,832,316	339,103	18,503,764
Net income	—	—	1,964,317	—	1,964,317	$1,964,317
Stock sold	7,504	54,979	—	—	54,979
Stock issued to directors	3,700	54,390	—	—	54,390
5% stock dividend	94,925	1,501,714	(1,501,714)	—	—
Cash dividend ($0.12 per share)	—	—	(228,338)	—	(228,338)
Fractional shares paid in cash	—	—	(3,417)	—	(3,417)
Net change in unrealized gain on available for sale securities, net of taxes	—	—	—	(384,213)	(384,213)	(384,213)

Comprehensive income						$1,580,104

Balance, December 31, 2004	2,004,901	$16,943,428	$3,063,164	$(45,110)	$19,961,482

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,964,317	$1,746,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449,047	478,424
Provision for loan losses	170,000	652,500
Provision for losses on foreclosed real estate and other repossessed assets	70,000	105,000
Accretion of securities discounts	(98,268)	(65,818)
Amortization of securities premiums	106,492	163,945
Loss on disposal of assets	14,201	—
Net gain on sale of foreclosed real estate and other repossessed assets	(32,144)	(163,757)
Stock dividends received	(18,000)	(33,300)
Deferred income taxes	191,234	(73,571)
Net gain on sale of securities	(36,745)	(100,303)
Change in assets and liabilities:
Accrued interest receivable	(6,690)	238,852
Other assets	(759,980)	(817,412)
Loans held for sale	(177,018)	217,548
Accrued interest and other liabilities	343,183	(106,760)

Net cash provided by operating activities	2,179,629	2,241,623

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	3,946,155	(5,000,000)
Securities available for sale:
Proceeds from maturities or principal payments	36,539,886	34,273,719
Proceeds from sales	1,062,187	3,391,925
Purchases	(43,919,913)	(18,513,136)
Securities held to maturity:
Proceeds from maturities or principal payments	825,000	1,020,000
Purchases	(1,819,586)	(802,280)
Purchases of premises and equipment	(1,121,537)	(760,471)
Proceeds from sale of premises and equipment	—	148,708
Proceeds from sale of foreclosed real estate and other repossessed assets	1,178,573	1,007,046
Net increase in loans	(9,273,977)	(15,295,368)

Net cash used by investing activities	(12,583,212)	(529,857)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	$11,005,755	$(26,968)
Net decrease in securities sold under agreements to repurchase	(4,210,643)	(763,935)
Proceeds from issuance of common stock	109,369	31,147
Payment of fractional shares	(3,417)	(2,366)
Repurchase of common stock	—	(26,776)
Payment of cash dividends	(228,338)	(180,820)
Proceeds from issuance of borrowed funds	—	2,000,000
Repayment of borrowed funds	(2,648,011)	(385,191)
Net increase in structured notes	3,980,391	—
Net decrease in fed funds purchased	—	(600,000)

Net cash provided by financing activities	8,005,106	45,091

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,398,477)	1,756,857
Cash and cash equivalents, beginning of year	12,583,794	10,826,937

Cash and cash equivalents, end of year	$10,185,317	$12,583,794

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$2,820,706	$3,067,452

Income taxes	$713,631	$982,918

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net decrease in unrealized loss on securities available for sale	$(582,141)	$(673,520)

Acquisition of real estate and other repossessed assets in settlement of loans	$106,879	$1,407,842

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Assumption of note on foreclosed real estate	$—	$260,898

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of deferred taxes, the allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption “cash and due from banks” and “interest-bearing deposits in other institutions,” which mature within 90 days.

Securities held to maturity:

Bonds for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

Securities available for sale:

Securities available for sale consist of bonds, notes and mortgage-backed securities not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

reported as a net amount in other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

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

Stock compensation plan:

At December 31, 2004, the Corporation has a nonqualified stock option plan for key employees, which is described more fully in Note 14. The Corporation accounts for this plan under the recognition and measurement principles of Acounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value assumptions for options granted in 2004 are based on a risk-free interest rate of 3.92%, 7 year expected life, 12.60% expected volatility and a 1.02% expected dividend rate.

	December 31,
	2004	2003
Net income, as reported	$1,964,317	$1,746,275
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(27,355)	(27,762)

Pro forma net income	$1,936,962	$1,718,513

Earnings per share:
Basic, as reported	$0.98	$0.88

Basic, pro forma	$0.97	$0.86

Diluted, as reported	$0.97	$0.87

Diluted, pro forma	$0.96	$0.85

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2004	2003
Unrealized holding losses on available for sale securities	$(545,396)	$(573,217)
Reclassification adjustment for gains realized in income	(36,745)	(100,303)

Net unrealized losses	(582,141)	(673,520)
Tax effect	197,928	228,998

Net of tax amount	$(384,213)	$(444,522)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Recent accounting pronouncements:

In December 2004, the FASB published Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment, an amendment to SFAS No. 123 and 95” (“SFAS 123R”). SFAS 123R will require the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities (other than those filing as small business issuers) will be required to apply Statement 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Corporation currently files as a small business issuer; consequently, it anticipates applying SFAS 123R to the quarterly accounting period beginning January 1, 2006.

In December 2003, the Emerging Issues Task Force (“EITF”) reached consensus on Issue 03-01 (“EITF 3-01”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. In September 2004, the FASB Staff issued FSP EITF 03-01-1, which deferred the application of measurement provisions of EITF 03-01. The FASB determined that a delay in the effective date of those provisions was necessary until it can issue additional guidance on the application of EITF 03-01. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Corporation’s financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment’s value to its original cost. The Corporation has included the required disclosures in these consolidated financial statements.

Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Corporation does not expect the amendment of APB Opinion No. 29 to have a significant impact on the Corporation’s future results of operation or financial position.

Statement No. 152. Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Corporation does not expect this amendment to FASB Statements No. 66 and 67 to have a significant impact on the Corporation’s future results of operation or financial position.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2004 and 2003, was $130,070 and $83,155, respectively.

Note 2—Investments in Securities

Securities held by the Corporation have been classified in the consolidated statement of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2004 and 2003, were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$29,691,578	$28,819	$(176,033)	$29,544,364
U.S. treasury securities	5,202,991	7,568	(11,072)	5,199,487
Corporate debt obligations	1,483,750	—	(23,635)	1,460,115
Mortgage backed securities	1,951,287	106,005	—	2,057,292

	$38,329,606	$142,392	$(210,740)	$38,261,258

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$19,518,191	$246,020	$(3,191)	$19,761,020
U.S. treasury securities	7,141,676	70,204	(425)	7,211,455
Corporate debt obligations	2,027,892	19,653	(1,715)	2,045,830
Mortgage backed securities	3,289,937	183,246	—	3,473,183

	$31,977,696	$519,123	$(5,331)	$32,491,488

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$2,706,435	$42,659	$(10,817)	$2,738,277

	December 31, 2003
State and municipal securities	$1,717,399	$43,423	$(916)	$1,759,906

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004. These securities consist primarily of debt securities and are not considered other than temporarily impaired because their impairment is due primarily to changes in interest rates and is not related to any known decline in the creditworthiness of the issuer.

	December 31, 2004
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$29,544,364	$(176,033)	$—	$—	$29,544,364	$(176,033)
U.S. treasury securities	5,199,487	(11,072)	—	—	5,199,487	(11,072)
Corporate debt obligations	1,460,115	(23,635)	—	—	1,460,115	(23,635)
State and municipal securities	2,738,277	(10,817)	—	—	2,738,277	(10,817)

	$38,942,243	$(221,557)	$—	$—	$38,942,243	$(221,557)

At December 31, 2004, thirty-four securities have unrealized losses. Management does not believe that any individual unrealized loss represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates and is not related to any known decline in the creditworthiness of the issuer.

At December 31, 2004 and 2003, securities available for sale with an amortized cost of $21,747,662 and $21,336,167, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The approximate market value of these securities was $21,690,706 and $21,705,957 at December 31, 2004 and 2003, respectively. Securities available for sale with an amortized cost of $2,255,847 and $2,499,853 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits for purposes required or permitted by law. The approximate market value of these securities was $2,258,578 and $2,572,041 at December 31, 2004 and 2003, respectively. Securities available for sale with an amortized cost of $5,952,991 and $7,641,676 at December 31, 2004 and 2003, respectively, were pledged to the Federal Reserve Bank. The approximate market value of these securities was $5,955,112 and $7,715,205 at December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004 and 2003, proceeds from sales of securities available for sale amounted to $1,062,187 and $3,391,925, respectively. Gross realized gains during the years ended December 31, 2004 and 2003, were $36,745 and $103,390, respectively. Gross realized losses were $0 and $3,087 for the years ended December 31, 2004 and 2003, respectively.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2004, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$100,000	$99,997	$6,201,261	$6,200,061
Due from one year to five years	1,012,332	1,017,629	8,501,575	8,455,871
Due from five to ten years	819,697	843,552	11,147,925	11,139,581
Due after ten years	774,406	777,099	10,527,559	10,408,453
Mortgage backed securities	—	—	1,951,286	2,057,292

	$2,706,435	$2,738,277	$38,329,606	$38,261,258

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

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2004	2003
Commercial	$121,819,636	$117,054,889
Real estate	25,644,322	22,126,935
Installment	4,367,881	4,624,983
Consumer and other	7,878,430	6,982,961

	159,710,269	150,789,768
Allowance for loan losses	(1,943,760)	(2,042,129)
Net deferred loan fees	(328,268)	(306,496)

	$157,438,241	$148,441,143

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2004	2003
Balance, beginning of year	$2,224,165	$2,025,596
Provision charged to operations	170,000	652,500
Loans charged off, net of recoveries	(244,325)	(453,931)

Balance, end of year, prior to adjustment for off-balance sheet items	2,149,840	2,224,165

Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(206,080)	(182,036)

Balance, end of year	$1,943,760	$2,042,129

The loans fall into the following fixed and variable components:

	December 31,
	2004	2003
Fixed rate loans	$41,169,490	$39,636,762
Variable rate loans	118,540,779	111,153,006

	$159,710,269	$150,789,768

Impairment of loans having recorded investments of $666,646 and $595,274 at December 31, 2004 and 2003, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $303,742 and $207,941 at December 31, 2004 and 2003, respectively. The Bank is not committed to lend additional funds to debtors whose

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003, was $705,903 and $595,625, respectively. Interest income on impaired loans of $21,169 and $478 was recognized for cash payments received in 2004 and 2003, respectively. The Corporation had $531,204 and $216,332 of loans placed on nonaccrual at December 31, 2004 and 2003, respectively. Loans over 90 days past due and still on accrual status were approximately $15,993 and $8,000 at December 31, 2004 and 2003, respectively.

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statement of financial condition at December 31, 2004 and 2003, were as follows:

	December 31,
	2004	2003
Land	$900,868	$900,868
Premises	1,577,834	1,697,097
Furniture, fixtures and equipment	3,640,626	3,563,979
Leasehold improvements	1,796,503	929,516
Construction in progress	32,178	54,966

Total cost	7,948,009	7,146,426
Accumulated depreciation	(3,590,029)	(3,446,735)

Net Book Value	$4,357,980	$3,699,691

Depreciation and amortization expense was $449,047 and $478,424 for the years ended December 31, 2004 and 2003, respectively.

The Corporation has operating leases on a number of its branches that expire on various dates through 2009. The lease agreements have various renewal options.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004:

Year ending December 31,
2005	$361,304
2006	346,284
2007	227,294
2008	205,338
2009	103,998
Thereafter	—

Total Minimum Payments Required	$1,244,218

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2004 and 2003, were $370,915 and $362,560, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2004	2003
Balance, beginning of year	$105,000	$99,100
Charge offs	(50,000)	(99,100)
Provision charged to income	70,000	105,000

Balance, end of year	$125,000	$105,000

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2004 and 2003, are impairment losses of $70,000 and $105,000, respectively, on real estate and other repossessed assets held for sale. Realized gains of $32,144 and $163,757 are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2004 and 2003, respectively.

Note 7—Deposits

Major classifications of deposits at December 31, 2004 and 2003, were as follows:

	2004	2003
Demand deposits	$38,872,020	$34,551,452
Money market	53,604,746	47,260,337
NOW accounts	14,233,027	13,427,324
Savings deposits	7,261,848	5,987,926
Time deposits, $100,000 and over	23,747,541	20,933,361
Other time deposits	39,317,473	43,870,500

	$177,036,655	$166,030,900

Maturities for time deposits at December 31, 2004, are summarized as follows:

Maturing one year or less	$35,253,315

Maturing one to five years	27,707,529

Maturing five to ten years	104,170

$63,065,014

Overdraft deposit accounts with balances of $28,606 and $178,119 at December 31, 2004 and 2003, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

Borrowed funds consist primarily of Federal Home Loan Bank advances and structured notes. Federal Home Loan Bank advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $69,557,861 at December 31, 2004.

In 2004, the Bank entered into certain non-recourse loan participation sold agreements with other financial institutions. These participation agreements contain call options which provide the Corporation contractual rights

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

to repurchase the participated interest in the loans at any time. In accordance with SFAS 140, the participated interest has been included as structured notes in borrowed funds on the consolidated statement of financial condition.

Total borrowed funds and structured notes consist of the following at December 31:

Advance Date	Maturity Date	Interest Rate	2004	2003
07/29/97	07/29/27	6.60%	$47,891	$50,004
04/20/98	04/19/13	6.15%	1,259,706	1,359,201
05/11/98	05/11/28	6.28%	101,918	103,346
08/19/98	08/18/28	6.09%	104,925	106,477
02/11/02	02/09/07	5.05%	2,500,000	2,500,000
02/11/02	02/11/09	4.94%	1,199,830	1,485,545
09/29/03	09/29/04	1.33%	—	2,000,000

Total Federal Home Loan Bank advances			5,214,270	7,604,573
Structured notes			3,980,391	—
Other borrowed funds			—	257,708

Total borrowed funds			$9,194,661	$7,862,281

In 2003, other borrowed funds consisted of a note assumed by the Corporation related to a foreclosure of real estate. The note was collateralized by a first lien on foreclosed assets with a carrying value of $396,000. Monthly principal and interest payments totaled $3,100, with interest at 9%. The note matured on October 31, 2004.

The scheduled maturities of the Federal Home Loan Bank advances at December 31, 2004, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2005	5.29%	$399,336
2006	5.31%	409,166
2007	5.33%	419,863
2008	5.09%	2,931,503
2009	5.84%	215,429
Thereafter	6.18%	838,973

		$5,214,270

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $16,074,433; the high balance during the year was $19,797,756. The average rate paid during the year was 0.87%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

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

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $9,200,000, with two lines totaling $9,100,000, maturing July 1, 2005, and the remaining $100,000 line maturing on July 1, 2006. In addition, the Bank maintains a line of credit with U.S. Bank for $1,500,000, maturing July 31, 2005, and Zions Bank for $1,500,000 with no stated maturity. There was zero outstanding on these lines at December 31, 2004 and 2003. The Bank also has a line of credit with Federal Home Loan Bank for $32,402,000 at December 31, 2004, with $27,188,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $5,214,270 and $7,604,573 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2004 and 2003, respectively (see Note 8). There was zero outstanding on overnight funds on the FHLB line at December 31, 2004 and 2003.

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2004 and 2003, commitments under standby letters of credit were $134,530 and $133,360, respectively, and firm loan commitments were $47,314,939 and $36,118,968, respectively. The Corporation does not anticipate any material losses as a result of these commitments.

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

Note 12—Income Taxes

The components of income tax expense are as follows:

	2004	2003
Current tax expense	$734,205	$907,436
Deferred tax (benefit) expense	191,235	(73,571)

Income tax expense	$925,440	$833,865

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The components of the net deferred tax asset (liability) are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$548,108	$492,293
Deferred compensation	101,750	85,401
Goodwill amortization	44,905	42,457
Allowance for writedown of other real estate owned	43,750	36,750
Net unrealized loss on securities available for sale	23,238	—
Nonaccrual loan interest	9,465	1,849

	771,216	658,750

Deferred tax liabilities:
Fixed asset basis differentials	507,958	286,123
Federal Home Loan Bank stock	94,182	87,882
Deferred loan fees	88,507	90,682
Prepaid expenses	54,503	—
Net unrealized gain on securities available for sale	—	174,691

	745,150	639,378

Net deferred tax asset	$26,066	$19,372

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2004	2003
Federal income tax at statutory rate	$982,517	$877,248
Effect of tax-exempt interest income	(33,093)	(38,165)
Effect of nondeductible interest expense	2,477	1,246
Effect of other nondeductible expenses	(24,004)	(14,202)
Effect of state income taxes	7,232	15,014
Other	(9,689)	(7,276)

INCOME TAX EXPENSE	$925,440	$833,865

At December 31, 2004, an income tax receivable of $105,504 and a net deferred tax asset of $26,066 were included in other assets on the consolidated statement of financial condition. At December 31, 2003, an income tax receivable of $127,388 and a net deferred tax asset of $19,372 were included in other assets on the consolidated statement of financial condition.

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

At December 31, 2004 and 2003, $186,445 and $196,045, respectively, has been accrued under this plan. This liability is recognized in accrued interest and other liabilities in the consolidated statement of financial condition.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Executive Retirement Plan—(Continued)

The net post-retirement benefit cost recognized during the years ended December 31, 2004 and 2003, was $15,038 and $15,717, respectively.

The Bank is the owner and beneficiary of life insurance policies on this former officer with a total face value of $228,127 and cash surrender value of $214,840 and $206,679 at December 31, 2004 and 2003, respectively. The Bank purchased life insurance policies on several officers of the Bank with a total face value of $8,106,346 and cash surrender value of $2,977,882 at December 31, 2004. The cash surrender values are included in the consolidated statement of financial condition in other assets.

Note 14—Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 267,501 shares. At December 31, 2004, 127,257 shares were available for granting to employees. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted are eligible for stock dividends.

A summary of the status of the Bank’s stock option plans and changes during the years ending on those dates is presented below:

	2004		2003
	Shares Actual	Weighted-Average Exercise Price	Shares Actual	Weighted-Average Exercise Price
Outstanding options, beginning of year	124,170	$10.09	111,297	$9.72
Granted	12,500	$13.70	16,958	$12.14
Exercised	(7,504)	$7.31	—	$—
Forfeited	(4,834)	$10.38	(4,085)	$8.61

Outstanding options, end of year	124,332	$10.61	124,170	$10.09

Options exercisable at year end	83,153		74,183

Weighted-average fair value of options granted during the year	$2.96		$3.49

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Exercisable Options
	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at End of Year	Weighted-Average Exercise Price
Price ranges
($8.09 through $8.75)	45,421	5.64	$8.37	34,099	$8.33
($8.76 through $12.55)	53,811	5.09	$11.30	46,534	$11.63
($12.56 through $14.37)	25,100	9.44	$13.18	2,520	$12.67

Total	124,332	6.17	$10.61	83,153	$10.31

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common Stock

On February 18, 2003, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2003, and issued June 13, 2003. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 15, 2003.

On April 22, 2004, the the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 14, 2004, and issued June 15, 2004. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 14, 2004.

During 2004 and 2003, the Board of Directors voted to issue 3,700 and 2,700 shares of Corporation stock, respectively, to nonemployee Directors pursuant to the Corporation’s Director Compensation Plan.

Note 16—Profit Sharing Plan

The Bank established a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The Plan provides for employees to elect up to 50% of their compensation to be paid into the fund. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. The Bank’s contribution was $84,307 and $85,945 for years ended December 31, 2004 and 2003, respectively.

Note 17—Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2004 and 2003, were $2,369,859 and $2,980,403, respectively. During the years ended December 31, 2004 and 2003, total principal additions were $778,674 and $1,190,256 and total principal payments were $1,389,218 and $266,235, respectively. Aggregate deposit balances with related parties at December 31, 2004 and 2003, were $1,191,553 and $3,474,468, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 18—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $8,845,818 at December 31, 2004. Accordingly, $10,908,503 of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2004.

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

As of December 31, 2004, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and Bank’s actual December 31, 2004 and 2003, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2004
Total capital (to risk-weighted assets):
Northwest Bancorporation	$22,123,063	13.02%	$13,593,280	≥	8%	NA		NA
Inland Northwest Bank	21,925,440	12.91%	13,586,640	≥	8%	$16,983,300	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	20,006,592	11.77%	6,796,640	≥	4%	NA		NA
Inland Northwest Bank	19,799,431	11.66%	6,793,320	≥	4%	10,189,980	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	20,006,592	8.89%	9,004,480	≥	4%	NA		NA
Inland Northwest Bank	19,799,431	8.80%	9,000,440	≥	4%	11,250,550	≥	5%

December 31, 2003
Total capital (to risk-weighted assets):
Northwest Bancorporation	$20,174,000	12.56%	$12,849,682	≥	8%	NA		NA
Inland Northwest Bank	20,019,404	12.46%	12,848,800	≥	8%	$16,061,000	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	18,164,661	11.31%	6,424,283	≥	4%	NA		NA
Inland Northwest Bank	18,009,106	11.21%	6,424,400	≥	4%	9,636,600	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	18,164,661	8.67%	8,380,466	≥	4%	NA		NA
Inland Northwest Bank	18,009,106	8.60%	8,376,000	≥	4%	10,470,000	≥	5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

	Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,964,317	1,996,997	$0.98

Effect of Dilutive Securities
Stock options		27,355

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,964,317	2,024,352	$0.97

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,746,275	1,994,350	$0.88

Effect of Dilutive Securities
Stock options		18,318

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,746,275	2,012,668	$0.87

The Corporation’s stock (stock symbol: NBCT) is quoted locally over the counter and on various Internet listing services, including the OTC Bullentin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of month-end closing market values.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$10,185,317	$10,185,317	$12,583,794	12,583,794
Federal funds sold	1,053,845	1,053,845	5,000,000	5,000,000
Securities available for sale	38,261,258	38,261,258	32,491,488	32,491,488
Securities held to maturity	2,706,435	2,738,277	1,717,399	1,759,906
Federal Home Loan Bank stock	643,300	643,300	625,300	625,300
Loans and loans held for sale, net	158,061,504	157,922,565	148,887,388	149,594,851
Financial Liabilities:
Borrowed funds	9,194,661	9,376,786	7,862,281	8,102,510
Deposits	177,036,655	177,440,256	166,030,900	167,556,467
Securities sold under agreements to repurchase	12,995,813	12,995,813	17,206,456	17,206,456

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Fair Value of Financial Instruments—(Continued)

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2004 and 2003, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Part III

Item 1.	Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96 (a) and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.1.10	Ground Lease Agreement (with Purchase Option) – 101 & 107 East Ermina (Ruby and Ermina), Spokane, Washington (proposed Ruby Branch)(b)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan (a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan (a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(j)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(j)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(j)
14	Code of Ethics(k)
23.1	Consent of Accountant(b)
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350(b)
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-KSB.
c)	Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.

d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.
e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.
g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.
j)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 28, 2003, and incorporated herein by reference.
k)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2004, and incorporated herein by reference.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2005

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Dated: March 15, 2005

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 15, 2005

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 15, 2005

/s/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 15, 2005

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 15, 2005

/s/ HARLAN D. DOUGLAS Harlan D. Douglass	Director	March 15, 2005

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 15, 2005

/s/ DONALD A. ELLINGSEN, M.D. M.D. Donald A. Ellingsen, M.D.	Director	March 15, 2005

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 15, 2005

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 15, 2005

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 15, 2005

/s/ PHILLIP L. SANDBERG Phillip L. Sandberg	Director	March 15, 2005

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 15, 2005

/s/ JAMES R. WALKER James R. Walker	Director	March 15, 2005