Form 10QSB
period 2005-03-31
NORTHWEST BANCORPORATION INC
filed 2005-05-06
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 1/1/05 to 3/31/05.

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

Yes   ☒     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,105,209 shares issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format:

Yes   ☒     No   ☐

Part I Financial Information

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

March 31, 2005 and December 31, 2004

($ in thousands)

	March 31 2005	December 31 2004
Assets
Cash and due from banks	$7,379	$7,736
Federal funds sold/FHLB interest bearing balances	3,141	3,503
Securities held-to-maturity (Note 2)	2,739	2,706
Securities available-for-sale (Note 2)	33,200	38,261
Federal Home Loan Bank stock, at cost	646	643
Loans, net of allowance for loan losses of $1,976 in 2005 and $1,944 in 2004 (Notes 3 & 4)	162,316	157,438
Loans held for sale	1,321	623
Accrued interest receivable	898	831
Premises and equipment, net	5,041	4,358
Foreclosed real estate	735	723
Bank owned life insurance	3,222	3,193
Other assets	1,222	457

TOTAL ASSETS	$221,860	$220,472

Liabilities
Noninterest bearing demand deposits	$42,287	$38,872
Money Market accounts	44,723	53,605
NOW accounts	15,320	14,233
Savings accounts	7,553	7,262
Time Certificates of Deposit, $100,000 and over	27,958	23,748
Time Certificates of Deposit, under $100,000	43,324	39,317

TOTAL DEPOSITS	181,165	177,037

Securities sold under agreement to repurchase	13,494	12,996
Borrowed funds (Note 5)	5,116	5,214
Borrowed funds, other (Note 5)	599	3,981
Accrued interest payable and other liabilities	1,289	1,283

TOTAL OTHER LIABILITIES	20,498	23,474

TOTAL DEPOSITS & LIABILITIES	201,663	200,511

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,105,209 on March 31, 2005 and 2,105,146 on December 31, 2004 (Note 6)	16,944	16,943
Retained earnings	3,513	3,063
Accumulated other comprehensive income, net of tax of ($134) for 2005 and ($23) for 2004	(260)	(45)

TOTAL STOCKHOLDERS’ EQUITY	20,197	19,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,860	$220,472

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months, year-to-date, ended March 31, 2005 and 2004

($ in thousands, except number of shares and per share information)

	Three-months, year-to-date
	2005	2004
Interest Income
Interest and fees on loans	$2,629	$2,354
Interest on securities	370	368
Interest on federal funds sold	27	18

TOTAL INTEREST INCOME	3,026	2,740

Interest Expense
Interest on deposits	701	598
Interest on securities sold under agreement to repurchase	63	20
Interest on borrowed funds	80	86

TOTAL INTEREST EXPENSE	844	704
NET INTEREST INCOME	2,182	2,036
Provision for loan losses	60	80

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,122	1,956

Noninterest Income
Fees and service charges	232	242
Net gain from sale of loans	81	68
Gain on sale of securities	0	37
Other noninterest income	151	101

TOTAL NONINTEREST INCOME	464	448

Noninterest Expense
Salaries and employee benefits	1,138	1,104
Occupancy, furniture, fixture & equipment expense	204	195
Depreciation and amortization expense	112	114
Other operating expense	506	374

TOTAL NONINTEREST EXPENSE	1,960	1,787
INCOME BEFORE TAXES	626	617
Income tax expense	176	210

NET INCOME	$450	$407

The accompanying Notes are an integral part of these condensed financial statements.

	Three-months, year-to-date
	2005	2004
Weighted average shares outstanding (Note 6)	2,105,201	2,093,397
Basic earnings per share	$0.21	$0.19

Weighted average shares outstanding (Note 6)	2,105,201	2,093,397
Effect of dilutive securities	41,244	31,937
Weighted average shares outstanding, adjusted for dilutive securities	2,146,445	2,125,333
Earnings per share assuming full dilution	$0.21	$0.19

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

Three months, year-to-date, ended March 31, 2005 and 2004

($ in thousands)

	Three months, year-to- date
	2005	2004
Net income	$450	$407
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	60	80
Depreciation and amortization	112	114
Change in assets and liabilities:
Accrued interest receivable	(67)	79
Net increase in loans held for sale	(698)	(1,219)
Net increase in bank owned life insurance	(29)	(23)
Other assets	(657)	(78)
Accrued interest payable & other liabilities	6	304

NET CASH PROVIDED BY OPERATING ACTIVITIES	(823)	(336)

Cash flows from investing activities:
Net decrease/(increase) in federal funds sold/FHLB interest bearing balances	362	(2,617)
Net (increase)/decrease in investment securities	4,702	(394)
Net (increase)/decrease in loans	(4,938)	4,129
Purchase of premises and equipment net of gain or loss on asset disposal	(795)	(123)
Foreclosed real estate activity (net)	(12)	26

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	(681)	1,021

Cash flows from financing activities:
Net increase/(decrease) in deposits	4,128	(753)
Net increase/(decrease) in securities sold under agreement to repurchase	498	(230)
Repayment of borrowed funds	(3,480)	(101)
Cash received from stock sales	1	0
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	1,147	(1,084)

Net decrease in cash and cash equivalents	(357)	(399)
Cash and due from banks, beginning of year	7,736	7,466

CASH AND DUE FROM BANKS, END OF QUARTER	$7,379	$7,067

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

In thousands

As of March 31, 2005

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		$1,964
Unrealized losses on available for sale securities	(384)			(384)	(384)

Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers	0	1,502	(1,502)

Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	450		450		450
Unrealized losses on available for sale securities	(215)			(215)	(215)

Comprehensive income					$235
Proceeds from issuance of common stock	1	1

Balance, end-of-quarter, March 31, 2005	$20,197	$16,944	$3,513	($260)

Disclosure of 2005 reclassification amount:
Unrealized holding loss on available for sale securities	($326)
Reclassification adjustment for gains realized in income	0
Net unrealized loss	(326)
Tax effect	(111)

Net of tax amount	($215)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

In thousands

As of March 31, 2004

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	$17,381	$14,325	$2,272	$784
Net income 2003	1,746		1,746		$1,746
Unrealized gains on available for sale securities	(445)			(445)	(445)

Comprehensive income					1,301
Proceeds from issuance of common stock	31	31
Repurchase of common stock	(27)	(27)
Cash dividends paid	(182)		(182)
Transfers	0	1,003	(1,003)

Balance December 31, 2003	18,504	15,332	2,833	339
Net income, 2004, year-to-date	407		407		407
Unrealized losses on available for sale securities	(23)			(23)	(23)

Comprehensive income					$384

Balance, end-of-quarter, March 31, 2004	$18,888	$15,332	$3,240	$316

Disclosure of 2004 reclassification amount:
Unrealized holding loss on available for sale securities	$2
Reclassification adjustment for gains realized in income	(37)
Net unrealized loss	(35)
Tax effect	(12)

Net of tax amount	($23)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1.	Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and December 31, 2004, as well as the results of operations and changes in financial position for the three-month, year-to-date periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2004.

Certain reclassifications of March 31, 2004 balances have been made to conform to the March 31, 2005 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month, year-to-date periods ending March 31, 2005 and 2004 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 16, 2005 and payable on June 15, 2005.

NOTE 2.	Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, a realized net gain of $36,756 is included in the financial results for the three-month, year-to-date period ending March 31, 2004. Carrying amounts and fair values at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$26,697	$26,285	$29,691	$29,544
US Treasury securities	4,188	4,174	5,203	5,200
Mortgage backed securities	1,723	1,797	1,951	2,057
Corporate Bonds	986	944	1,484	1,460

TOTAL	$33,594	$33,200	$38,329	$38,261

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$2,739	$2,737	$2,706	$2,738

NOTE 3.	Loans

Loan detail by category as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31 2005	December 31 2004
Commercial loans	$119,725	$121,820
Real estate loans	32,954	25,644
Consumer and other loans	7,724	7,878
Installment loans	4,209	4,368

TOTAL LOANS	$164,612	$159,710

Allowance for loan losses	(1,976)	(1,944)
Net deferred loan fees	(320)	(328)

NET LOANS	$162,316	$157,438

NOTE 4.	Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month, year-to-date periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months, year-to-date, ended March 31
	2005	2004
Balance, beginning of period	$1,944	$2,042
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	206	183

Balance, beginning of period, including OBS reserve	2,150	2,225
Provision for loan losses	60	80
Loan Charge-offs	(12)	(132)
Loan Recoveries	13	2

Balance, end of period, prior to adjustment for off-balance sheet items	2,211	2,175
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(235)	(231)

Balance, end of period	$1,976	$1,944

NOTE 5.	Borrowed Funds

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $9,200,000, with two lines totaling $9,100,000, maturing July 1, 2005, and the remaining $100,000 line maturing on July 1, 2006. In addition, the Bank maintains a line of credit with U.S. Bank for $1,500,000, maturing July 31, 2005, and Zions Bank for $1,500,000 with no stated maturity. There was zero outstanding on these lines at March 31, 2005 and December 31, 2004. The Bank also has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) for $31,338,000 at March 31, 2005, with $26,223,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $5,115,313 and $5,214,270 of outstanding long-term advances on the Federal Home Loan Bank line at March 31, 2005 and December 31, 2004, respectively. There was zero outstanding on overnight funds on the FHLB line at March 31, 2005 and December 31, 2004.

Other borrowed funds outstanding on March 31, 2005 are related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as Exhibit 10.1.10 to the Company’s Annual Report on Form 10-KSB filed on March 24, 2005). As a “capitalized” lease, the value of the property, $600,404, is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Borrowed funds, other.” Other borrowed funds outstanding on December 31, 2004 related to certain non-recourse loan participation sold agreements between the Bank and other financial institutions. Those participation agreements contained call options that provided the Bank contractual rights to repurchase the participated interest in the loans at any time. In accordance with SFAS-140, the participated interest was included as a structured note in “Borrowed funds, other” on the consolidated statement of financial condition.

NOTE 6.	Common Stock

On April 20, 2004, the Board of Directors declared a five-percent stock dividend payable on June 15, 2004 to shareholders of record as of May 14, 2004. On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month, year-to-date periods ending March 31, 2005 and 2004, have been adjusted to reflect the stock dividends.

On April 20, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend which was paid on June 15, 2004 to shareholders of record as of May 14, 2004. On April 19, 2005, the Board of Directors declared a fourteen-cent ($0.14) per share cash dividend which will be paid on June 15, 2005 to shareholders of record as of May 6, 2005.

NOTE 7.	Subsequent Events

At its April 19, 2005 meeting, the Board of Directors of the Company declared cash and stock dividends as detailed in Note 6. As detailed in Note 6, shares reported as outstanding, earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for all periods presented have been adjusted to reflect the stock dividend payable.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Item 3.	Controls and Procedures

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion. There was no significant change in the Company’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed February 8, 2005. On February 8, 2005 the Company issued a press release announcing financial information for the fourth-quarter of 2004.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Date: May 6, 2005

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: May 6, 2005