Form 10QSB
period 2005-06-30
NORTHWEST BANCORPORATION INC
filed 2005-08-05
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/05 to 6/30/05.

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,108,864 shares issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format:

Yes  ☒    No  ☐

Part I Financial Information

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

June 30, 2005

(Dollars in thousands)

	June-30 2005	December-31 2004
Assets
Cash and due from banks	$10,106	$7,736
Federal funds sold/FHLB interest bearing balances	7,612	3,503
Securities held-to-maturity (Note 2; fair value, $2,787 and $2,738, respectively)	2,736	2,706
Securities available-for-sale (Note 2; cost, $35,384 and $38,329, respectively)	35,340	38,261
Federal Home Loan Bank stock, at cost	646	643
Loans, net of allowance for loan losses of $2,117 in 2005 and $1,944 in 2004 (Notes 3 & 4)	169,736	157,438
Loans held for sale	1,868	623
Accrued interest receivable	883	831
Premises and equipment, net	5,327	4,358
Foreclosed real estate	606	723
Bank owned life insurance	3,253	3,193
Other assets	1,057	457

TOTAL ASSETS	$239,170	$220,472

Liabilities
Noninterest bearing demand deposits	$45,762	$38,872
Money Market accounts	47,516	53,605
NOW accounts	14,911	14,233
Savings accounts	7,035	7,262
Time Certificates of Deposit, $100,000 and over	26,892	23,748
Time Certificates of Deposit, under $100,000	48,140	39,317

TOTAL DEPOSITS	190,256	177,037

Securities sold under agreement to repurchase	14,036	12,996
Borrowed funds (Note 5)	7,016	5,214
Borrowed funds, other (Note 5)	599	3,981
Junior subordinated debentures issued in connection with trust preferred securities (Note 6)	5,155	0
Accrued interest payable and other liabilities	1,398	1,283

TOTAL OTHER LIABILITIES	28,204	23,474

TOTAL DEPOSITS & LIABILITIES	218,460	200,511

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,108,864 on June 30, 2005 and 2,105,146 on December 31, 2004 (Note 7)	18,637	16,943
Retained earnings	2,102	3,063
Accumulated other comprehensive income, net of tax of ($15) for 2005 and ($23) for 2004	(29)	(45)

TOTAL STOCKHOLDERS’ EQUITY	20,710	19,961

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,170	$220,472

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months and six months, year-to-date, ended June 30, 2005 and 2004

(Dollars in thousands, except number of shares and per share information)

	Three-months ended June 30		Six-months, year-to-date, ended June 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$2,984	$2,394	$5,613	$4,748
Interest on securities	356	407	726	775
Interest on federal funds sold	16	30	43	48

TOTAL INTEREST INCOME	3,356	2,831	6,382	5,571

Interest Expense
Interest on deposits	812	584	1,513	1,182
Interest on securities sold under agreement to repurchase	77	23	140	43
Interest on borrowed funds	117	85	197	171

TOTAL INTEREST EXPENSE	1,006	692	1,850	1,396
NET INTEREST INCOME	2,350	2,139	4,532	4,175
Provision for loan losses	84	40	144	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,266	2,099	4,388	4,055

Noninterest Income
Fees and service charges	243	258	475	500
Net gain from sale of loans	113	158	194	226
Gain on sale of securities	0	0	0	37
Other noninterest income	161	104	312	205

TOTAL NONINTEREST INCOME	517	520	981	968

Noninterest Expense
Salaries and employee benefits	1,121	1,138	2,259	2,242
Occupancy, furniture, fixture & equipment expense	198	186	402	381
Depreciation and amortization expense	112	109	224	223
Other operating expense	597	520	1,103	894

TOTAL NONINTEREST EXPENSE	2,028	1,953	3,988	3,740

INCOME BEFORE TAXES	755	666	1,381	1,283
Income tax expense	248	230	424	440

NET INCOME	$507	$436	$957	$843

Weighted average shares outstanding (Note 7)	2,107,687	2,096,303	2,106,451	2,094,727
Basic earnings per share	$0.24	$0.21	$0.45	$0.40

Weighted average shares outstanding (Note 7)	2,107,687	2,096,303	2,106,451	2,094,727
Effect of dilutive securities	45,108	36,460	43,243	33,039

Weighted average shares outstanding, adjusted for dilutive securities	2,152,795	2,132,763	2,149,694	2,127,766
Earnings per share assuming full dilution	$0.24	$0.20	$0.45	$0.40

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

Six months, year-to-date, ended June 30, 2005 and 2004

(Dollars in thousands)

	Six-months, year-to-date, ended June 30
	2005	2004
Net income	$957	$843
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	144	120
Depreciation and amortization	224	223
Change in assets and liabilities:
Accrued interest receivable	(52)	(15)
Net increase in loans held for sale	(1,245)	(1,070)
Net increase in bank owned life insurance	(60)	(48)
Other assets	(610)	89
Accrued interest payable & other liabilities	115	230

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(527)	372

Cash flows from investing activities:
Net increase in federal funds sold/FHLB interest bearing balances	(4,109)	(1,713)
Net (increase)/decrease in investment securities	2,915	(13,049)
Net (increase)/decrease in loans	(12,442)	3,421

Purchase of premises and equipment net of gain or loss on asset disposal	(1,194)	(308)
Foreclosed real estate activity (net)	117	596

NET CASH USED BY INVESTING ACTIVITIES	(14,713)	(11,053)

Cash flows from financing activities:
Net increase in deposits	13,219	13,904

Net increase/(decrease) in securities sold under agreement to repurchase	1,040	(1,024)
Proceeds from issuance of junior subordinated debentures	5,155	0
Repayment of borrowed funds	(1,580)	(201)
Cash received from stock sales	61	60
Cash dividend paid	(285)	(232)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,610	12,507

Net increase in cash and cash equivalents	2,370	1,826
Cash and due from banks, beginning of year	7,736	7,466

CASH AND DUE FROM BANKS, END OF QUARTER	$10,106	$9,292

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2005

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		$1,964
Unrealized losses on available for sale securities	(384)			(384)	(384)

Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers	0	1,502	(1,502)

Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	957		957		957
Unrealized losses on available for sale securities	16			16	16

Comprehensive income					$973
Proceeds from issuance of common stock	61	61
Cash dividend paid	(285)		(285)
Transfers	0	1,633	(1,633)

Balance, end-of-quarter, June 30, 2005	$20,710	$18,637	$2,102	($29)

Disclosure of 2005 reclassification amount:
Unrealized holding loss on available for sale securities	$24
Reclassification adjustment for gains realized in income	0
Net unrealized loss	24
Tax effect	8

Net of tax amount	$16

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2004

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Comprehensive Income
Balance, December 31, 2002	$17,381	$14,325	$2,272	$784
Net income 2003	1,746		1,746		$1,746
Unrealized gains on available for sale securities	(445)			(445)	(445)

Comprehensive income					1,301
Proceeds from issuance of common stock	31	31
Repurchase of common stock	(27)	(27)
Cash dividends paid	(182)		(182)
Transfers	0	1,003	(1,003)

Balance December 31, 2003	18,504	15,332	2,833	339
Net income, 2004, year-to-date	843		843		843
Unrealized losses on available for sale securities	(431)			(431)	(431)

Comprehensive income					$412
Proceeds from issuance of common stock	60	60
Cash dividend paid/purchase partial shares created by stock dividend	(232)		(232)
Transfers	0	1,502	(1,502)

Balance, end-of-quarter, June 30, 2004	$18,744	$16,894	$1,942	($92)

Disclosure of 2004 reclassification amount:
Unrealized holding loss on available for sale securities	($616)
Reclassification adjustment for gains realized in income	(37)
Net unrealized loss	(653)
Tax effect	(222)

Net of tax amount	($431)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE	1. Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and December 31, 2004, as well as the results of operations and changes in financial position for the three-month and six-month, year-to-date periods ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2004.

Certain reclassifications of June 30, 2004 balances have been made to conform to the June 30, 2005 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month and six-month, year-to-date periods ending June 30, 2004 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 16, 2005 and paid on June 15, 2005.

NOTE	2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, a realized net gain of $36,767 is included in the financial results for the six-month, year-to-date period ending June 30, 2004. Carrying amounts and fair values at June 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$26,699	$26,620	$29,691	$29,544
US Treasury securities	6,131	6,118	5,203	5,200
Mortgage backed securities	1,566	1,642	1,951	2,057
Corporate Bonds	988	960	1,484	1,460

TOTAL	$35,384	$35,340	$38,329	$38,261

Available-for-sale marketable equity securities [1]	$250	$250	$0	$0

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	2,736	2,787	2,706	2,738

TOTAL	$2,736	$2,787	$2,706	$2,738

Equity securities with a limited market [2]	$205	$205	$0	$0

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets” at cost on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value; if no impairment is found, fair value is considered to be equal to amortized cost. Securities consist of ($155k) the common stock of a Trust created by the Company in connection with issuance of trust preferred securities and ($50k) investment in an economic development company.

NOTE	3. Loans

Loan detail by category as of June 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	June 30 2005	December 31 2004
Commercial loans	$119,409	$121,820
Real estate loans	40,289	25,644
Consumer and other loans	7,816	7,878
Installment loans	4,628	4,368

TOTAL LOANS	$172,142	$159,710

Allowance for loan losses	(2,117)	(1,944)
Net deferred loan fees	(289)	(328)

NET LOANS	$169,736	$157,438

NOTE	4. Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month and six-month, year-to-date periods ended June 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months ended June 30		Six-months, year-to-date, ended June 30
	2005	2004	6/30/2005	6/30/2004
Balance, beginning of period	$1,976	$1,944	$1,944	$2,042
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	235	231	206	182

Balance, beginning of period, including OBS reserve	2,211	2,175	2,150	2,224
Provision for loan losses	84	40	144	120
Loan Charge-offs	(10)	(48)	(22)	(180)
Loan Recoveries	17	2	30	5

Balance, end of period, prior to adjustment for off-balance sheet items	2,302	2,169	2,302	2,169
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(185)	(199)	(185)	(199)

Balance, end of period	$2,117	$1,970	$2,117	$1,970

NOTE	5. Borrowed Funds

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $10,200,000, with two lines totaling $10,100,000, maturing July 1, 2006, and the remaining $100,000 line maturing on July 1, 2007. In addition, the Bank maintains a line of credit with U.S. Bank for $1,500,000, maturing July 31, 2005, and Zions Bank for $1,500,000 with no stated maturity. There was zero outstanding on these lines at June 30, 2005 and December 31, 2004. The Bank also has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) for $35,775,000 at June 30, 2005, with $23,792,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $7,015,779 and $5,214,270 of outstanding long-term advances on the Federal Home Loan Bank line at June 30, 2005 and December 31, 2004, respectively. There was zero outstanding on overnight funds on the FHLB line at June 30, 2005 and December 31, 2004.

Other borrowed funds outstanding on June 30, 2005 are related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as Exhibit 10.1.10 to the Company’s Annual Report on Form 10-KSB filed on March 24, 2005). As a “capitalized” lease, the value of the property, $600,404, is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Borrowed funds, other.” Other borrowed funds outstanding on December 31, 2004 related to certain non-recourse loan participation sold agreements between the Bank and other financial institutions. Those participation agreements contained call options that provided the Bank contractual rights to repurchase the participated interest in the loans at any time. In accordance with SFAS-140, the participated interest was included as a structured note in “Borrowed funds, other” on the consolidated statement of financial condition.

NOTE	6. Junior Subordinated Debentures

In June 2005, the Company completed the issuance of $5.155 million ($5,155,000.00) of debentures in connection with a private placement of pooled trust preferred securities by Northwest Bancorporation Capital Trust I. The trust preferred securities, in the amount of $5 million (5,000,000.00), were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. This subordinated debt has been recorded as a liability on the statement of financial condition; subject to limitations under current Federal Reserve guidelines, this subordinated debt qualifies as Tier 1 capital for regulatory capital purposes. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of thirty years and are redeemable by the Company after five years, with certain exceptions. The holders of the trust preferred securities are entitled to receive cumulative cash distributions at a fixed annual rate of 5.95% during the first five years; thereafter, the rate is variable. After the first five years, the interest rate is reset quarterly to equal three-month LIBOR plus 1.70%.

The following tables are a summary of current trust preferred securities at June 30, 2005 and December 31, 2004 (dollars in thousands):

June 30, 2005

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/22/2010

December 31, 2004

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
n/a	$-0-	$-0-	$-0-	n/a	n/a	n/a	n/a

NOTE	7. Common Stock

On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and six-month, year-to-date periods ending June 30, 2004 have been adjusted to reflect the stock dividend.

On April 20, 2004, the Board of Directors declared a twelve-cent ($0.12) per share cash dividend, which was paid on June 15, 2004 to shareholders of record as of May 14, 2004. On April 19, 2005, the Board of Directors declared a fourteen-cent ($0.14) per share cash dividend, which was paid on June 15, 2005 to shareholders of record as of May 6, 2005.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The Registrant relied upon Alternative 2 in its registration statement filed on Form 10-SB; there is no information to provide in response to Item 6(a)(3)(i) to Model B of Form 1-A.

Item 3.	Controls and Procedures

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the

Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion. There was no significant change in the Company’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 2.	Changes in Securities

A five-percent stock dividend was declared by the directors on April 19, 2005, payable to stockholders of record as of May 16, 2005; 100,203 shares were issued and delivered on June 15, 2005. During the second quarter of the 2005 fiscal year, the Registrant issued 3,700 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 300 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided that each compensated director has completed twelve months of service prior to the annual shareholder meeting.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 16, 2005. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99201-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2005. 1,422,577 shares were voted in favor of the ratification with 183,578 shares being voted against or withheld, including abstentions and broker non-votes.

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

The Company filed the following reports on Form 8-K during the period covered by this Report:

Report filed April 15, 2005. On April 15, 2005 the Company issued a press release announcing financial information for the first-quarter of 2005.

Report filed April 20, 2005. On April 20, 2005 the Company issued a press release announcing the declaration of cash and stock dividends (as described in Note 7).

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Date: August 5, 2005

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: August 5, 2005