Form 10QSB
period 2005-09-30
NORTHWEST BANCORPORATION INC
filed 2005-11-08
CIK 893467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________
Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended _______________________________.
☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/05 to 9/30/05.

Commission file number 000-24151
____________________

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
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,108,864 shares issued and outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format:

Yes ☒  No ☐

Part I Financial Information

Item 1. Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CONDITION
Unaudited
September 30, 2005
(Dollars in thousands)

	September-30	December-31
	2005	2004
Assets
Cash and due from banks	$9,041	$7,736
Federal funds sold/FHLB interest bearing balances	209	3,503
Securities held-to-maturity (Note 2; fair value, $3,549 and $2,738, respectively)	3,546	2,706
Securities available-for-sale (Note 2; cost, $33,719 and $38,329, respectively)	33,463	38,261
Federal Home Loan Bank stock, at cost	646	643
Loans, net of allowance for loan losses of $2,273 in 2005 and $1,944 in 2004 (Notes 3 & 4)	183,479	157,438
Loans held for sale	1,431	623
Accrued interest receivable	1,005	831
Premises and equipment, net	5,380	4,358
Foreclosed real estate	535	723
Bank owned life insurance	3,284	3,193
Other assets	1,516	457
TOTAL ASSETS	$243,535	$220,472

Liabilities
Noninterest bearing demand deposits	$50,016	$38,872
Money Market accounts	44,706	53,605
NOW accounts	16,052	14,233
Savings accounts	8,464	7,262
Time Certificates of Deposit, $100,000 and over	26,365	23,748
Time Certificates of Deposit, under $100,000	44,985	39,317
TOTAL DEPOSITS	190,588	177,037

Securities sold under agreement to repurchase	16,924	12,996
Borrowed funds (Note 5)	7,611	5,214
Borrowed funds, other (Note 5)	599	3,981
Junior subordinated debentures issued in connection with trust preferred securities (Note 6)	5,155	0
Accrued interest payable and other liabilities	1,452	1,283
TOTAL OTHER LIABILITIES	31,741	23,474

TOTAL DEPOSITS & LIABILITIES	222,329	200,511

Stockholders' Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,108,864 on September 30, 2005 and 2,105,146 on December 31, 2004 (Note 7)	16,943	18,637
Retained earnings	2,738	3,063
Accumulated other comprehensive income, net of tax of ($87) for 2005 and ($23) for 2004	(169)	(45)
TOTAL STOCKHOLDERS' EQUITY	21,206	19,961
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,535	$220,472

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
Three months and nine months, year-to-date, ended September 30, 2005 and 2004
(Dollars in thousands, except number of shares and per share information)

	Three-months ended September 30		Nine-months, year-to-date, ended September 30
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$3,195	$2,431	$8,808	$7,179
Interest on securities	362	471	1,088	1,246
Interest on federal funds sold	93	26	136	74
TOTAL INTEREST INCOME	3,650	2,928	10,032	8,499

Interest Expense
Interest on deposits	917	605	2,430	1,787
Interest on securities sold under agreement to repurchase	109	36	249	79
Interest on borrowed funds	176	80	373	251
TOTAL INTEREST EXPENSE	1,202	721	3,052	2,117

NET INTEREST INCOME	2,448	2,207	6,980	6,382
Provision for loan losses	90	40	234	160
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,358	2,167	6,746	6,222

Noninterest Income
Fees and service charges	246	276	721	776
Net gain from sale of loans	120	137	314	363
Gain on sale of securities	0	0	0	37
Other noninterest income	157	143	469	348
TOTAL NONINTEREST INCOME	523	556	1,504	1,524

Noninterest Expense
Salaries and employee benefits	1,113	1,104	3,372	3,346
Occupancy, furniture, fixture & equipment expense	191	200	593	581
Depreciation and amortization expense	118	110	342	333
Other operating expense	514	460	1,617	1,354
TOTAL NONINTEREST EXPENSE	1,936	1,874	5,924	5,614

INCOME BEFORE TAXES	945	849	2,326	2,132
Income tax expense	309	292	733	732
NET INCOME	$636	$557	$1,593	$1,400

	Three-months ended September 30		Nine-months, year-to-date, ended September 30
	2005	2004	2005	2004

Weighted average shares outstanding (Note 7)	2,108,864	2,098,013	2,107,264	2,095,837
Basic earnings per share	$0.30	$0.27	$0.76	$0.67

Weighted average shares outstanding (Note 7)	2,108,864	2,098,013	2,107,264	2,095,837
Effect of dilutive securities	46,415	30,042	44,101	32,151
Weighted average shares outstanding, adjusted for dilutive securities	2,155,279	2,128,055	2,151,365	2,127,988
Earnings per share assuming full dilution	$0.30	$0.26	$0.74	$0.66

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
Unaudited
Nine months, year-to-date, ended September 30, 2005 and 2004
(Dollars in thousands)
	Nine-months, year-to-date,ended September 30
	2005	2004

Net income	$1,593	$1,400
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	234	160
Depreciation and amortization	342	333
Change in assets and liabilities:
Accrued interest receivable	(174)	(87)
Net increase in loans held for sale	(808)	(970)
Net increase in bank owned life insurance	(91)	(73)
Other assets	(997)	35
Accrued interest payable & other liabilities	169	457
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	268	1,255

Cash flows from investing activities:
Net increase in federal funds sold/FHLB interest bearing balances	3,294	8,752
Net (increase)/decrease in investment securities	3,770	(10,856)
Net (increase)/decrease in loans	(26,275)	(4,529)
Purchase of premises and equipment net of gain or loss on asset disposal	(1,365)	(849)
Foreclosed real estate activity (net)	188	596
NET CASH USED BY INVESTING ACTIVITIES	(20,388)	(6,886)

Cash flows from financing activities:
Net increase in deposits	13,551	8,758
Net increase/(decrease) in securities sold under agreement to repurchase	3,928	1,815
Proceeds from issuance of junior subordinated debentures	5,155	0
Repayment of borrowed funds	(985)	(2,302)
Cash received from stock sales	61	60
Cash dividend paid	(285)	(232)
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,425	8,099

Net increase in cash and cash equivalents:	1,305	2,468
Cash and due from banks, beginning of year	7,736	7,466
CASH AND DUE FROM BANKS, END OF QUARTER	$9,041	$9,934

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(Dollars in thousands)
As of September 30, 2005

				Accumulated
		Common	Retained	Comprehensive	Comprehensive
	Total	Stock	Earnings	Income	Income

Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		$1,964
Unrealized losses on available for sale securities	(384)			(384)	(384)
Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers	0	1,502	(1,502)
Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	1,593		1,593		1,593
Unrealized losses on available for sale securities	(124)			(124)	(124)
Comprehensive income					$1,469
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers	0	1,633	(1,633)
Balance, end-of-quarter, September 30, 2005	$21,206	$18,637	$2,738	($169)

Disclosure of 2005 reclassification amount:
Unrealized holding loss on available for sale securities	($188)
Reclassification adjustment for gains realized in income	0
Net unrealized loss	(188)
Tax effect	(64)
Net of tax amount	($124)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(Dollars in thousands)
As of September 30, 2004

				Accumulated
		Common	Retained	Comprehensive	Comprehensive
	Total	Stock	Earnings	Income	Income

Balance, December 31, 2002	$17,382	$14,325	$2,273	$784
Net income 2003	1,746		1,746		$1,746
Unrealized gains on available for sale securities	(445)			(445)	(445)
Comprehensive income					1,301
Proceeds from issuance of common stock	31	31
Repurchase of common stock	(27)	(27)
Cash dividends paid	(183)		(183)
Transfers	0	1,003	(1,003)
Balance December 31, 2003	18,504	15,332	2,833	339
Net income, 2004, year-to-date	1,400		1,400		1,400
Unrealized losses on available for sale securities	(222)			(222)	(222)
Comprehensive income					$1,178
Proceeds from issuance of common stock	60	60
Cash dividends paid	(232)		(232)
Transfers	0	1,502	(1,502)
Balance, end-of-quarter, September 30, 2004	$19,510	$16,894	$2,499	$117

Disclosure of 2004 reclassification amount:
Unrealized holding loss on available for sale securities	($299)
Reclassification adjustment for gains realized in income	(37)
Net unrealized loss	(336)
Tax effect	(114)
Net of tax amount	($222)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1. Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and December 31, 2004, as well as the results of operations and changes in financial position for the three-month and nine-month, year-to-date periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor's Report and Financial Statements contained in the Company's most recent Annual Report on Form 10-KSB, as of December 31, 2004.

Certain reclassifications of September 30, 2004 balances have been made to conform to the September 30, 2005 presentation; there was no impact on net income or stockholders' equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month and nine-month, year-to-date periods ending September 30, 2004 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 16, 2005 and paid on June 15, 2005.

NOTE 2.  Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders' equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Pre-tax, a realized net loss of $22 and a realized net gain of $36,745 are included in the financial results for the three-month and nine-month, year-to-date periods ending September 30, 2004; there have been no securities sales in 2005. Carrying amounts and fair values at September 30, 2005 and December 31, 2004 were as follows (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available-for-sale:
Obligations of federal government agencies	$26,697	$26,433	$29,691	$29,544
US Treasury securities	5,101	5,088	5,203	5,200
Mortgage backed securities	1,430	1,488	1,951	2,057
Corporate Bonds	491	454	1,484	1,460
TOTAL	$33,719	$33,463	$38,329	$38,261
Available-for-sale marketable equity securities(1)	$250	$250	$0	$0

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	3,546	3,549	2,706	2,738
TOTAL	$3,546	$3,549	$2,706	$2,738
Equity securities with a limited market (2)	$207	$207	$0	$0

(1)	Represents those AFS marketable equity securities that are recorded in "Other Assets" on the Consolidated Balance Sheet.
(2)
Represents those equity securities with limited marketability that are recorded in "Other Assets," on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($157k) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities and ($50k) investment in an economic development company, reported at cost.

NOTE 3. Loans

Loan detail by category as of September 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	September 30	December 31
	2005	2004

Commercial loans	$126,943	$121,820
Real estate loans	45,525	25,644
Consumer and other loans	8,394	7,878
Installment loans	5,170	4,368
TOTAL LOANS	$186,032	$159,710
Allowance for loan losses	(2,273)	(1,944)
Net deferred loan fees	(280)	(328)
NET LOANS	$183,479	$157,438

NOTE 4.  Allowance for Loan Losses

The Company's subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month and nine-month, year-to-date periods ended September 30, 2005 and 2004 were as follows (dollars in thousands):

	Three months ended September 30		Nine-months, year-to-date, ended
	2005	2004	9/30/2005	9/30/2004
Balance, beginning of period	$2,117	$1,970	$1,944	$2,042
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	185	199	206	182
Balance, beginning of period, including OBS reserve	2,302	2,169	2,150	2,224
Provision for loan losses	90	40	234	160
Loan Charge-offs	(28)	(79)	(50)	(259)
Loan Recoveries	21	5	51	10
Balance, end of period, prior to adjustment for off-balance sheet items	2,385	2,135	2,385	2,135
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to "Accrued interest payable and other liabilities"	(112)	(205)	(112)	(205)
Balance, end of period	$2,273	$1,930	$2,273	$1,930

NOTE 5.  Borrowed Funds

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $10,200,000, with two lines totaling $10,100,000, maturing July 1, 2006, and the remaining $100,000 line maturing on July 1, 2007. In addition, the Bank maintains a line of credit with U.S. Bank for $1,500,000, maturing July 31, 2006, and Zions Bank for $1,500,000 with no stated maturity. There was $695,000 outstanding on these lines at September 30, 2005 and zero outstanding at December 31, 2004. The Bank also has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) for $36,446,000 at September 30, 2005, with $22,748,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $6,915,657 and $5,214,270 of outstanding long-term advances on the Federal Home Loan Bank line at September 30, 2005 and December 31, 2004, respectively. There was zero outstanding on overnight funds on the FHLB line at September 30, 2005 and December 31, 2004.

Other borrowed funds outstanding on September 30, 2005 are related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as Exhibit 10.1.10 to the Company’s Annual Report on Form 10-KSB filed on March 24, 2005). As a “capitalized” lease, the value of the property, $600,404, is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Borrowed funds, other.” Other borrowed funds outstanding on December 31, 2004 related to certain non-recourse loan participation sold agreements between the Bank and other financial institutions. Those participation agreements contained call options that provided the Bank contractual rights to repurchase the participated interest in the loans at any time. In accordance with SFAS-140, the participated interest was included as a structured note in “Borrowed funds, other” on the consolidated statement of financial condition.

NOTE 6. Junior Subordinated Debentures

In June 2005, the Company completed the issuance of $5.155 million ($5,155,000) of debentures in connection with a private placement of pooled trust preferred securities by Northwest Bancorporation Capital Trust I. The trust preferred securities, in the amount of $5 million (5,000,000), were issued by a special purpose business trust owned by the Company and sold to pooled investment vehicles sponsored and marketed by investment banking firms. This subordinated debt has been recorded as a liability on the statement of financial condition; subject to limitations under current Federal Reserve guidelines, this subordinated debt qualifies as Tier 1 capital for regulatory capital purposes. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of thirty years and are redeemable by the Company after five years, with certain exceptions. The holders of the trust preferred securities are entitled to receive cumulative cash distributions at a fixed annual rate of 5.95% during the first five years; thereafter, the rate is variable. After the first five years, the interest rate is reset quarterly to equal three-month LIBOR plus 1.70%.

The following tables are a summary of current trust preferred securities at September 30, 2005 and December 31, 2004 (dollars in thousands):

September 30, 2005

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

NOTE 7. Common Stock

On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and nine-month, year-to-date periods ending September 30, 2004 have been adjusted to reflect the stock dividend.

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

Item 3.  Controls and Procedures

The Company's President and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company's President and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion. There was no significant change in the Company's internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed July 21, 2005. On July 21, 2005 the Company issued a press release announcing financial information for the second-quarter of 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

Date: November 8, 2005	By:	/s/ Randall L. Fewel

Randall L. Fewel, President and Chief Executive Officer

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

Date: November 8, 2005	By:	/s/ Christopher C. Jurey

Christopher C. Jurey, Chief Financial Officer