Form 10KSB
period 2005-12-31
NORTHWEST BANCORPORATION INC
filed 2006-03-27
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities registered under Section 12(b) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per Share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $15,883,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the end of the Company’s fiscal year: $27,298,039 based on a trade transacted on December 7, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,109,791: as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 15, 2006 (the “2006 Proxy Statement”) have been incorporated by reference into Part I, item 4, Part I, item 5 and Part II, item 5 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

PART I

(ALTERNATIVE 2)

ITEM 1.    DESCRIPTION OF BUSINESS (Model B, Form 1-A, item 6.)

Business Development by Issuer and Subsidiaries

Northwest Bancorporation, Inc. (“the Company”) was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. The Bank operates eight branch offices in Washington and two branches in Idaho; both states allow for statewide branching

General

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

The primary asset of the Company is the common stock of the Bank. The Company also owns one-hundred percent of the common stock of Northwest Bancorporation Capital Trust I, a trust established in 2005 for the purpose of issuing trust preferred securities; proceeds received by the trust from the issuance of the trust preferred securities were funded to the Company. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2005 and 2004 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” in Part I, item 1 of this Annual Report. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington, and it has nine other branches located in the Spokane, Washington, Coeur d’Alene, Idaho, Post Falls, Idaho and Walla Walla, Washington areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of 435,644 and Kootenai County, Idaho, with a population of 122,350; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2004. There is little concentration of industry in the two counties. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services, including high-tech products. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to over 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

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

The Bank offers a full range of commercial and personal loans. The Bank’s primary focus is on commercial lending and most of its loans are classified as commercial or commercial real estate. Most loans classified as commercial real estate are owner-occupied. Increasingly, the Bank is involved in financing residential construction and development loans. Credit services include:

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

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and purchases, Internet banking, on-line bill payment, and automatic drafts and transfers to and from various accounts. For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past two-years, just under seven-percent of Bank assets.

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

At present, there are 5 regional or national banks and 18 other local, independent community-based banks operating in the Bank’s primary market area (Spokane, Walla Walla and Kootenai counties) which offer services similar to, and which are in direct competition with, the Bank. Several of the community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 17 commercial banks and savings banks in Spokane County, Washington, having a total of 122 locations and an estimated total of $5,514 million in deposits as of June 30, 2005, the most recent date for which information is readily available. Based on the same information there are 14 commercial banks and savings banks in Kootenai County, Idaho having a total of 40 locations and an estimated total of $1,472 million in deposits. Walla Walla County, Washington, reports 10 banks, 23 branches and $1,007 million in deposits.

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

Sarbanes-Oxley Disclosure Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002, when implemented by the Securities and Exchange Commission (“SEC”) will require new internal controls and procedures for reporting companies. The Company is considered a non-accelerated filer by the SEC and the SEC has pushed back the compliance date for non-accelerated filers until mid-2007.

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

Effect of Other Legislation.    The Gramm-Leach-Bliley (GLB) Financial Modernization Act authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act (CRA) performance are specified. The Company meets the standard to be considered “well-

capitalized” and the Bank has a “Satisfactory” CRA rating, meeting the requirements contained in the Act. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

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

FDIC Assessments.    The deposits of the Bank are insured by the BIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The semi-annual amount of FDIC assessments paid by individual insured depository institutions ranges from 0% to 0.27% of insured deposits, based on the institution’s relative risk as measured by regulatory capital ratios and certain other factors. In 2005 the Bank qualified to pay 0% to the BIF. Banks insured by the BIF are also assessed, along with financial institutions insured by the Savings Association Insurance Fund (“SAIF”) to provide repayment of the Financing Corporation (“FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2005 was 1.44 basis points for the first quarter, 1.42 for the second quarter, 1.34 for the third quarter and 1.34 for the fourth quarter. The first-quarter 2006 rate is 1.32 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2005, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.77%, 10.82% and 12.03%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2005, the Bank held stock in the FHLB in the amount of $645,900.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2005 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 106 employees, representing 94 full time equivalent positions as of December 31, 2005; the Company, separate from the Bank, does not have any compensated employees.

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

The Bank has experienced growth in total assets of 11.1% and 4.7% for the fiscal years ended December 31, 2005 and 2004, respectively. Net loan growth, not including loans held for sale, was 18.3% and 6.1% for these same periods. Also for these same periods, loan losses net of recoveries were $43,321 and $244,325, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was at $2,252,329, or 1.19% of outstanding loans, on December 31, 2005 and $1,943,760, or 1.22% of outstanding loans, on December 31, 2004. For information on the Bank’s capital ratios as of December 31, 2005, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

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

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

	2005			2004
	Average balance	Interest income/ expense	Average yield earned/ rate paid	Average balance	Interest income/ expense	Average yield earned/ rate paid
ASSETS:
Investment securities:
Taxable investments	$34,892	$1,343	3.85%	$38,999	$1,559	4.00%
Nontaxable investments	3,130	107	3.42%	2,294	72	3.14%

Total investment securities	38,022	1,450	3.81%	41,293	1,631	3.95%
Interest-bearing deposits with banks	2,827	85	3.01%	5,580	71	1.27%
Federal funds sold	2,507	87	3.47%	4,702	60	1.28%

Total investments	43,356	1,622	3.74%	51,575	1,762	3.42%

Real estate loans	40,391	3,075	7.61%	25,526	1,766	6.92%
Consumer loans	11,526	837	7.26%	10,017	681	6.80%
VISA/MC	1,166	85	7.29%	1,164	90	7.73%
Commercial loans	121,263	8,292	6.84%	113,304	7,227	6.38%

Total loans	174,346	12,289	7.05%	150,011	9,764	6.51%

Total earning assets	217,702	13,911	6.39%	201,586	11,526	5.72%
Less reserve for possible loan losses	(2,307)			(2,191)
Cash and due from banks	8,574			8,613
Other non-earning assets	10,978			9,952

Total assets	234,947			217,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$13,488	$100	0.74%	$13,488	$90	0.67%
Money market accounts	46,394	674	1.45%	52,137	518	0.99%
Savings accounts	7,696	31	0.40%	6,972	30	0.43%
Other time deposits	72,212	2,588	3.58%	62,473	1,797	2.88%

Total interest-bearing deposits	139,790	3,393	2.43%	135,070	2,435	1.80%
Securities sold under repurchase agreements	14,857	398	2.68%	16,034	139	0.87%
Borrowed funds	7,651	393	5.14%	6,807	325	4.77%
Junior subordinated note	2,739	163	5.95%	0	0	0.00%

Total borrowed funds	25,247	954	3.78%	22,841	464	2.03%

Total interest-bearing liabilities	165,037	4,347	2.63%	157,911	2,899	1.84%
Demand deposits	47,827			39,911
Other liabilities	1,130			1,177
Stockholders’ equity	20,953			18,961

Total liabilities and stockholders’ equity	$234,947			$217,960

Net interest income	$9,564			$8,627
Net interest spread	3.76%			3.88%
Net interest margin to average earning assets	4.39%			4.28%

COMMENTS

1. There were no out-of-period adjustments.

2. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3. Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2005	2004	Variance	2004 rate	Change in income due to change in volume	Change in rate	Difference in income 2005 volume due to rate change	Change in income due to change in rate and volume	Net change in income due to rate and volume changes
ASSETS
Loans	$174,346	$150,011	$24,335	6.51%	$1,583.9	0.54%	$809.7	$131.4	$2,525
Securities	38,022	41,293	(3,271)	3.95%	(129.2)	-0.14%	(56.3)	4.5	(181)
Fed funds sold/interest bearing bank balances	5,334	10,282	(4,948)	1.27%	(63.0)	1.95%	200.6	(96.5)	41

Net change in total earning assets			16,116

Net change in income on total earning assets									2,385

LIABILITIES
NOW accounts	13,488	13,488	0	0.67%	0.0	0.07%	10.0	0.0	10
Money Market accounts	46,394	52,137	(5,743)	0.99%	(57.1)	0.46%	239.4	(26.4)	156
Savings accounts	7,696	6,972	724	0.43%	3.1	-0.03%	(1.9)	(0.2)	1
Time deposits	72,212	62,473	9,739	2.88%	280.1	0.71%	442.0	68.9	791
Securities sold under repurchase agreements	14,857	16,034	(1,177)	0.87%	(10.2)	1.81%	290.5	(21.3)	259
Borrowed funds	7,651	6,807	844	4.77%	40.3	0.36%	24.6	3.1	68
Junior Subordinated Note	2,739	0	2,739	0.00%	0.0	5.95%	0.0	163.0	163

Net change, total interest bearing deposits			$7,126

Net change in expense on total interest bearing deposits									1,448

Net increase in net interest income									$937

II.    INVESTMENT PORTFOLIO.

Securities

The book and market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2005		December 31, 2004
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available-for-sale:
Obligations of federal government agencies	$25,695	$25,306	$29,692	$29,544
US Treasury securities	5,130	5,120	5,203	5,199
Mortgage backed securities	1,269	1,319	1,951	2,058
Corporate debt obligations	494	455	1,484	1,460

TOTAL	$32,588	$32,200	$38,330	$38,261

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$4,089	$4,076	$2,706	$2,738

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2005 ($ in thousands, at amortized cost.):

	Within 1 year maturity	Weighted average yield	After 1 year but within 5 years maturity	Weighted average yield	After 5 years but within 10 years maturity	Weighted average yield	After 10 year maturity	Weighted average yield	Total	Weighted total average yield
U.S. Treasury	$5,130	3.06%	—	—	—	—	—	—	$5,130	3.06%
U.S. government agencies	2,500	2.60%	7,000	3.74%	9,150	4.31%	7,045	4.60%	25,695	4.07%
Mortgage pass-throughs (GNMA/FNMA)	—	—	—	—	—	—	1,269	6.58%	1,269	6.58%
Corporate bonds	—	—	—	—	—	—	494	3.01%	494	3.01%
State and political subdivisions	536	4.40%	833	5.87%	1,967	6.58%	753	6.75%	4,089	6.18%

Total by maturity and yield	$8,166	3.01%	$7,833	3.97%	$11,117	4.71%	$9,561	4.95%	$36,677	4.24%

Comment 1.    Weighted-average yields for securities-held-to-maturity (securities issued by State and political subdivisions) are presented on a federal tax-equivalent basis at a 34% effective tax rate.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III. LOAN	PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2005	2004
Commercial loans	$124,611	$121,820
Real estate loans	50,162	25,644
Installment loans	5,079	4,368
Consumer and other loans	8,991	7,878

TOTAL LOANS	188,843	159,710

Allowance for loan losses	(2,252)	(1,944)
Deferred loan fees, net of deferred costs	(273)	(328)

NET LOANS	$186,318	$157,438

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2005 ($ in thousands):

	Maturing
	Within 1 year maturity	After 1 year but within 5 year maturity	After 5 year maturity	TOTAL
Commercial	$43,258	$30,722	$50,631	$124,611
Real Estate Loans	35,146	5,583	9,433	50,162
Installment	844	2,024	2,211	5,079
Consumer and Other	6,276	0	2,715	8,991

Totals	$85,524	$38,329	$64,990	$188,843

Loans maturing with:
Fixed Rates	$12,070	$28,097	$13,310	$53,477
Variable Rates	73,454	10,232	51,680	135,366

Totals	$85,524	$38,329	$64,990	$188,843

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

	December 31
	2005	2004
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$405	$531
Loans contractually past due ninety days or more as to interest or principal	$19	$16
Gross interest income which would have been recorded under original terms	$18	$21
Gross interest income recorded during the period.	$0	$1

C.2.	As of the end of the most recent reported period, December 31, 2005, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31
	2005	2004
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$188,570	$159,382
YTD average net loans	$174,346	$150,011
Balance of allowance for possible loan losses at beginning of period	$2,150	$2,224
Loan charge-offs:
Commercial	(14)	(74)
Real Estate	(25)	(128)
Installment & Credit Card	(68)	(65)

Total Charge-offs	(107)	(267)
Recoveries of loans previously charged-off:
Commercial	8	4
Real Estate	25	12
Installment & Credit Card	30	7

Total Recoveries	63	23

Net Charge-offs	(44)	(244)
Provision charged to expense	324	170

Balance, end of year, prior to adjustment for off-balance sheet items	2,430	2,150
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(178)	(206)

Balance, end of year	$2,252	$1,944

Ratio of net charge-offs during period to average loans outstanding	0.03%	0.16%

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31, 2005		December 31, 2004
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$291	11.98%	$78	3.63%
Secured by farmland (pass)	1	0.04%	0	0.00%
Home equity loans (pass)	42	1.73%	61	2.84%
Revolving loans secured by 1-4 family residential (pass)	91	3.74%	33	1.53%
Secured by multi-family residential (pass)	62	2.55%	8	0.37%
Secured by non-farm, non-residential real estate (pass)	358	14.73%	155	7.21%
Commercial and industrial loans (pass)	270	11.11%	441	20.51%
Loans to individuals (pass)	159	6.54%	195	9.07%
Credit card loans	128	5.27%	91	4.23%
All other loans and leases (pass)	3	0.12%	3	0.14%
Mortgage loans held for sale	0	0.00%	0	0.00%
Specifically Identified Potential Loss *	800	32.93%	719	33.45%
Commitments to Lend under Lines/Letters of Credit	178	7.33%	206	9.58%
Supplementary Allowance/Non-specific Factors	47	1.93%	160	7.44%

	$2,430	100.00%	$2,150	100.00%

*	Classified and criticized loans (risk category 7, 8 & 9) loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 7, 8 & 9 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2005		2004
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$47,827	n/a	$39,911	n/a

Interest Bearing Deposits:
NOW Accounts	13,488	0.74%	13,488	0.67%
Money Market Accounts	46,394	1.45%	52,137	0.99%
Savings Accounts	7,696	0.40%	6,972	0.43%
Time Deposits	72,212	3.58%	62,473	2.88%

Total Interest Bearing Deposits	$139,790	2.43%	$135,070	1.80%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2005	2004
3 months or less (adjusted for matured CDs renewed subsequent to year-end)	$10,186	$12,068
Over 3 through 6 months	831	1,585
Over 6 through 12 months	4,130	2,439
Over 1 year through 5 years	14,054	7,552
Over 5 years	110	104

	$29,311	$23,748

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the years ended December 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Ratio:
Return on Average Assets	0.92%	0.90%
Return on Average Equity	10.31%	10.36%
Average Equity to Average Assets	8.92%	8.70%
Dividend Payout Ratio	13.19%	11.62%

VII.    SHORT-TERM BORROWINGS.

As of the most recent reporting period, December 31, 2005, the Company had no short-term borrowings.

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

Presented below are the results of the analysis performed on financial information as of December 31, 2005. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed December 31, 2005 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreased of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed December 31, 2005, presented to indicate the estimated effect of changing rates on book value of equity, are within established limits.

Net Interest Income and Market Value

Summary Performance

	($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$10,582	$474	4.69%	$16,326	$(4,974)	-23.35%
+200	10,428	320	3.17%	17,976	(3,324)	-15.60%
+100	10,271	163	1.61%	19,643	(1,657)	-7.78%
Base	10,108	0	0.00%	21,300	0	0.00%
-100	9,914	(194)	-1.92%	23,060	1,760	8.26%
-200	9,701	(407)	-4.03%	24,958	3,658	17.18%
-300	$9,547	$(561)	-5.55%	$26,955	$5,655	26.55%

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

The Company did not own or lease any real or personal property during the 2005 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe branch located in north Spokane, Washington, the Coeur d’Alene branch, located in Coeur d’Alene, Idaho and the Post Falls branch, located in Post Falls, Idaho. The Bank owns the building for the South Hill branch located in south Spokane, Washington, which is constructed on leased land. The Bank owns property held for future development located on East Sprague Avenue in Spokane, and has leased property, with an option to purchase, located on North Ruby Street, also in Spokane. A new branch building is currently under construction at the North Ruby Street site and is expected to open in the second-quarter of this year.

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

The Bank also leases office space in the Marcus Whitman Hotel, located in Walla Walla, Washington; the Bank opened a loan production office (LPO) in that facility in January 2005 and converted the LPO into a full-service branch during the third-quarter of the same year.

In addition to the four owned locations, the Bank has made significant improvements in the one ground-lease location and in leasehold improvements at the seven leased locations. As of December 31, 2005, the total net book value of the Bank’s consolidated land, premises and equipment, including construction-in-process at the Ruby Street location, was $5,647,673.

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

Dwight B. Aden, Jr.—Mr. Aden is 63 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Jimmie T.G. Coulson—Mr. Coulson is 72 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2008. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 68 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2008. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 59 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 68 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 57 and has been a director of the Bank and the Company since May 16, 2000 and has served as the President and Chief Executive Officer of the Bank and the Company since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2006. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

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

Bryan S. Norby—Mr. Norby is 48. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. Mr. Norby is a certified public accountant and during the past five years has been Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 71 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2006. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Phillip L. Sandberg—Mr. Sandberg is 73 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 69; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. From June 10, 2002 through December 31, 2005, when he retired, Mr. Schunter served as the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 67 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 72 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2007. Mr. Walker retired in 1993. For the twenty-five years prior to his retirement, he was the President of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 35 and is an officer of the Bank and Secretary/Treasurer of the Company. She is a certified public accountant and has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Christopher C. Jurey—Mr. Jurey is 56 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees of the Bank

James M. Abrahamson—Mr. Abrahamson is 64 and has been an officer of the Bank since 1996. He currently is a Senior Vice President, Commercial Loan Officer and Team Leader.

Douglas J. Beaudoin—Mr. Beaudoin is 54 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Richard L. Brittain—Mr. Brittain is 53 and has been an officer of the Bank since 1995. He currently is a Senior Vice President and Chief Credit Officer.

Elizabeth A. Herndon—Ms. Herndon is 51 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 50 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

The Company has a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer and persons performing functions similar to a controller, as well as other officers, directors and employees of the Company. Amendments and revisions not affecting the substance of the code of ethics were adopted on February 21, 2006 by the Company. The code of ethics as revised is being filed as an exhibit with this Annual Report. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

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

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 4 is included under the caption “Remuneration of Directors and Officers” in the 2006 Proxy Statement and is incorporated in this Item 4 by reference.

ITEM 5.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (Model B, Form 1-A, item 10.)

The Company does not have any compensated officers; the information in this item is provided for each director and executive officer of the Company and the Bank.

As of December 31, 2005, officers and directors as a group own of record, to the knowledge of the Company, 526,737 shares of common stock of the Company, representing 24.97% of the outstanding shares of common stock. No shareholder of record presently owns more than ten-percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of stock options increase any shareholder ownership of record to more than ten-percent (10%).

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

Name and Position	Number of Shares Beneficially Owned(1)	Notes	Percentage of Class
Harlan D. Douglass, Director	189,195	(2)(6)	8.97%
Frederick M. Schunter, Director	60,556	(2)	2.87%
Clark H. Gemmill, Director	47,058		2.23%
Jimmie T.G. Coulson, Director	44,245	(2)(3)	2.10%
Phillip L. Sandberg, Director	39,859		1.89%
James R. Walker, Director	35,946	(2)	1.70%
Richard H. Peterson, Director	33,477		1.59%
Christopher C. Jurey, EVP/Chief Financial Officer	19,220		*
William E. Shelby, Chairman	14,137		*
Randall L. Fewel, President/Chief Executive Officer	14,072		*
Donald A. Ellingsen, Director	11,229	(4)	*
Bryan S. Norby, Director	8,512	(2)	*
Freeman B. Duncan, Director	4,573	(5)	*
Dwight B. Aden Jr., Director	4,187		*
Holly A. Austin, SVP/Cashier, Secretary/Treasurer	471		*

Total	526,737	(2-6)	24.97%

*	Less than 1.0%

(1)	Shares held directly with sole voting and investment power, unless otherwise indicated.

(2)	Includes shares held with or by his/her spouse.

(3)	Includes 5,075 shares held by CINV.

(4)	Includes 8,729 shares held by Spokane Eye Clinic.

(5)	Includes 3,455 shares held in the Freeman B. Duncan Profit Sharing Plan and 793 shares held in the National Associates Spokane Corp. FBO Freeman Duncan Profit Sharing Plan.

(6)	Includes 3,972 shares held by Harlan Douglass, Inc.

Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan (the “Plan”). At its meeting on April 16, 2002, the Board approved an amendment to the Plan, reserving and setting aside an additional 125,000 shares of the common stock of the Company for issuance pursuant to options granted under the Plan. The amended Plan was incorporated in the Company’s June 30, 2002 Form 10-QSB filing as Exhibit 10.2.31. Under the Plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, as adjusted for stock dividends as they are paid from time to time, not to exceed 280,876 shares. At December 31, 2005, 131,570 options remained available for future grant to employees. The per option price for options granted is the fair market value of said share on the date the option is granted. The number of shares granted by the stock option and the effective exercise price are adjusted for stock dividends declared prior to exercise or expiration of the option.

Name of Holder	Expiration Date	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price[1]	Date Exercisable if not Currently Exercisable
Randall L. Fewel	12/16/06	Option—1,622	7.71	2
	12/15/07	Option—1,474	8.82	2
	12/14/08	Option—2,680	11.94	2
	12/20/09	Option—2,680	11.94	2
	12/18/10	Option—3,829	7.84	2
	06/30/11	Option—12,155	8.23	3
	12/17/12	Option—5,788	8.72	4
	12/16/13	Option—3,308	12.06	5
	12/20/14	Option—2,100	13.19	6

Christopher C. Jurey	12/16/06	Option—1,622	7.71	2
	12/15/07	Option—1,474	8.82	2
	12/14/08	Option—2,680	11.94	2
	12/20/09	Option—2,680	11.94	2
	12/18/10	Option—2,553	7.84	2
	12/17/12	Option—1,736	8.72	4
	12/16/13	Option—1,654	12.06	5
	12/20/14	Option—1,050	13.19	6

Holly A. Austin	12/14/08	Option—1,340	11.94	2
	12/20/09	Option—2,680	11.94	2
	12/18/10	Option—2,553	7.84	2
	12/17/12	Option—579	8.72	4
	12/16/13	Option—1,103	12.06	5
	12/20/14	Option—788	13.19	6

(1)	The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)	Options are fully vested and exercisable.

(3)	Options are exercisable to the extent that they are currently vested—80%.

(4)	Options are exercisable to the extent that they are currently vested—60%.

(5)	Options are exercisable to the extent that they are currently vested—40%.

(6)	Options are exercisable to the extent that they are currently vested—20%.

The Company and the Bank have adopted the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) subject to the approval of the shareholders at the annual meeting to be held May 15, 2006. The description of the Plan is included under the caption “3. Approval of Inland Northwest Bank 2006 Share Incentive Plan and the Issuance of Shares of Common Stock of the Company Pursuant to the Plan” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 6.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (Model B, Form 1-A, item 11.)

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2005 and 2004, were $2,053,487 and $2,369,859, respectively. During the years ended December 31, 2005 and 2004, total principal additions were $1,994,109 and $778,674 and total principal payments were $2,250,859 and $1,389,218, respectively. Aggregate deposit balances with related parties at December 31, 2005 and 2004, were $1,552,675 and $1,191,553, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

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

	(adjusted for 5% stock dividends in May 2005 and 2004)
	2005		2004
	High	Low	High	Low
January 1 – March 31	$16.19	$13.33	$13.61	$12.07
April 1 – June 30	$15.71	$14.69	$15.42	$12.70
July 1 – September 30	$16.00	$15.50	$13.10	$12.38
October 1 – December 31	$17.30	$15.65	$14.76	$12.38

The Company declared a 5% stock dividend, payable June 15, 2005, to holders of record May 16, 2005; 100,203 shares were issued on June 15, 2005.

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Holders

As of December 31, 2005, there were approximately 435 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by 23 non-affiliated depositories. These non-affiliated depositories hold shares for at least 125 individual shareholders. The Company has relied upon information received from those depositories in determining the number of record holders.

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

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	132	$10.16	132

	132	$10.16	132

ITEM 2.	DESCRIPTION OF EXHIBITS

The Company previously has filed, electronically, the documents required to be filed as Exhibits Nos. 2, 3, 5, 6, and 7 of Part III of Form 1-A. The Certifications of Randall L. Fewel, President and Chief Executive Officer and Christopher C. Jurey, Chief Financial Officer, are being filed with this report as Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Part II, Item 2. The revised Code of Ethics is being filed with this report as exhibit 14.1.

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2005 fiscal year.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item regarding the Company’s officers and directors is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

INDEPENDENT AUDITOR’S REPORT and FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/    MOSS ADAMS LLP

Spokane, Washington

March 21, 2006

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
A S S E T S
Cash and due from banks	$8,336,707	$7,736,465
Interest bearing deposits in other institutions	205,222	2,448,852
Federal funds sold	2,028,408	1,053,845
Securities available for sale	32,200,153	38,261,258
Securities held to maturity, fair value 2005 $4,075,613 and
2004 $2,738,277	4,088,517	2,706,435
Federal Home Loan Bank stock, at cost	645,900	643,300
Loans receivable, net of allowance for loan losses 2005 $2,252,329;
2004 $1,943,760	186,317,944	157,438,241
Loans held for sale	148,000	623,263
Premises and equipment, net	5,650,373	4,357,980
Accrued interest receivable	1,040,207	831,148
Foreclosed real estate and other repossessed assets	16,521	722,535
Bank owned life insurance	3,313,771	3,192,722
Other assets	1,473,254	456,217

TOTAL ASSETS	$245,464,977	$220,472,261

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$192,042,730	$177,036,655
Securities sold under agreements to repurchase	17,754,671	12,995,813
Accrued interest and other liabilities	1,411,870	1,283,650
Borrowed funds	12,569,338	9,194,661

Total liabilities	223,778,609	200,510,779

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,108,864 and 2,004,901 shares	18,636,573	16,943,428
Retained earnings	3,306,113	3,063,164
Accumulated comprehensive loss	(256,318)	(45,110)

Total stockholders’ equity	21,686,368	19,961,482

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,464,977	$220,472,261

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2005	2004
Interest Income:
Loans receivable, including fees	$12,288,752	$9,764,294
Investment securities:
U.S. government agency securities	1,159,119	1,342,252
U.S. treasury securities	140,506	113,728
Other securities	150,697	174,685
Federal funds sold and interest bearing deposits	171,868	130,926

Total interest income	13,910,942	11,525,885

Interest Expense:
Deposits	3,393,232	2,435,016
Borrowed funds and securities sold under agreements to repurchase	953,741	463,718

Total interest expense	4,346,973	2,898,734

Net interest income	9,563,969	8,627,151
Provision for loan losses	324,000	170,000

Net interest income after provision for loan losses	9,239,969	8,457,151

Noninterest Income:
Service charges on deposits	953,605	1,020,469
Net gains from sale of loans	402,174	498,563
Gain on sale of securities	—	36,745
Other income	616,279	499,395

	1,972,058	2,055,172

Noninterest Expense:
Salaries and employee benefits	4,565,934	4,468,202
Occupancy expense	769,269	713,580
Equipment expense	476,068	513,304
Loss on foreclosed real estate and other repossessed assets	158,991	37,856
Other operating expenses	2,061,008	1,889,624

	8,031,270	7,622,566

Net income before income taxes	3,180,757	2,889,757
Income tax expense	1,020,544	925,440

NET INCOME	$2,160,213	$1,964,317

Basic earnings per share	$1.02	$0.94

Diluted earnings per share assuming full dilution	$1.00	$0.92

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Comprehensive Income (Loss)		Comprehensive Income
	Shares	Amount			Total
Balance, December 31, 2003	1,898,772	$15,332,345	$2,832,316	$339,103	$18,503,764
Net income	—	—	1,964,317	—	1,964,317	$1,964,317
Stock sold	7,504	54,979	—	—	54,979
Stock issued to directors	3,700	54,390	—	—	54,390
5% stock dividend	94,925	1,501,714	(1,501,714)	—	—
Fractional shares paid in cash	—	—	(3,417)	—	(3,417)
Cash dividend ($0.12 per share)	—	—	(228,338)	—	(228,338)
Net change in unrealized loss on available for sale securities, net of taxes	—	—	—	(384,213)	(384,213)	(384,213)

Comprehensive income						$1,580,104

Balance, December 31, 2004	2,004,901	16,943,428	3,063,164	(45,110)	19,961,482
Net income	—	—	2,160,213	—	2,160,213	$2,160,213
Stock sold	60	494	—	—	494
Stock issued to directors	3,700	60,347	—	—	60,347
5% stock dividend	100,203	1,632,304	(1,632,304)	—	—
Fractional shares paid in cash	—	—	(3,417)	—	(3,417)
Cash dividend ($0.14 per share)	—	—	(281,543)	—	(281,543)
Net change in unrealized loss on available for sale securities, net of taxes	—	—	—	(211,208)	(211,208)	(211,208)

Comprehensive income						$1,949,005

Balance, December 31, 2005	2,108,864	$18,636,573	$3,306,113	$(256,318)	$21,686,368

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,160,213	$1,964,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	458,610	449,047
Provision for loan losses	324,000	170,000
Provision for losses on foreclosed real estate and other repossessed assets	125,406	70,000
Accretion of securities discounts	(74,232)	(98,268)
Amortization of securities premiums	2,475	106,492
Increase in cash surrender value of bank owned life insurance	(121,049)	(100,637)
Loss on disposal of assets	1,074	14,201
Net loss (gain) on sale of foreclosed real estate and other repossessed assets	33,585	(32,144)
Stock dividends received	(2,600)	(18,000)
Deferred income taxes	(139,200)	191,234
Net gain on sale of securities	—	(36,745)
Change in assets and liabilities:
Accrued interest receivable	(209,059)	(6,690)
Other assets	(769,033)	90,657
Loans held for sale	475,263	(177,018)
Accrued interest and other liabilities	128,220	343,183

Net cash provided by operating activities	2,393,673	2,929,629

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(974,563)	3,946,155
Securities available for sale:
Proceeds from maturities and principal payments	15,531,545	36,539,886
Proceeds from sales	—	1,062,187
Purchases	(9,698,592)	(43,919,913)
Securities held to maturity:
Proceeds from maturities and principal payments	335,000	825,000
Purchases	(1,737,185)	(1,819,586)
Purchases of premises and equipment	(1,153,923)	(1,121,537)
Proceeds from sale of premises and equipment	2,250	—
Proceeds from sale of foreclosed real estate and other repossessed assets	584,023	1,178,573
Purchases of bank owned life insurance	—	(750,000)
Net increase in loans	(29,240,703)	(9,273,977)

Net cash used by investing activities	(26,352,148)	(13,333,212)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$15,006,075	$11,005,755
Net increase (decrease) in securities sold under agreements to repurchase	4,758,858	(4,210,643)
Proceeds from issuance of common stock	60,841	109,369
Payment of fractional shares	(3,417)	(3,417)
Payment of cash dividends	(281,543)	(228,338)
Proceeds from issuance of borrowed funds	7,000,000	—
Proceeds from issuance of junior subordinated debentures	5,155,000	—
Repayment of borrowed funds	(5,400,336)	(2,648,011)
Net increase (decrease) in structured notes	(3,980,391)	3,980,391

Net cash provided by financing activities	22,315,087	8,005,106

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,643,388)	(2,398,477)
Cash and cash equivalents, beginning of year	10,185,317	12,583,794

Cash and cash equivalents, end of year	$8,541,929	$10,185,317

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$4,214,860	$2,820,706

Income taxes	$1,126,308	$713,631

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$(320,012)	$(582,141)

Acquisition of real estate and other repossessed assets in settlement of loans	$37,000	$106,879

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Premises acquired through capital lease obligation	$600,404	$—

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of deferred taxes, the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures, or in satisfaction of loans, and stock options.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statement of cash flows, cash and cash equivalents are defined as those amounts included in the statement of financial condition caption “cash and due from banks” and “interest-bearing deposits in other institutions,” which mature within 90 days. Cash and cash equivalents on deposit with other financial institutions periodically exceed the federal insurance limit.

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

Premises and equipment:

Buildings, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization over estimated useful lives or the related lease terms of the assets, which range from 3 to 39 years. Land is carried at cost. Depreciation and amortization expense is calculated using the straight-line method for financial statement purposes. Normal costs of maintenance and repairs are charged to expense as incurred.

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

Stock compensation plan:

At December 31, 2005, the Corporation has a nonqualified stock option plan for key employees, which is described more fully in Note 14. The Corporation accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value assumptions for options granted in 2005 are based on a risk-free interest rate of 3.94%, 7 year expected life, 21.68% expected volatility and a 1.00% expected dividend rate. The fair value assumptions for options granted in 2004 are based on a risk-free interest rate of 3.92%, 7 year expected life, 12.60% expected volatility and a 1.02% expected dividend rate.

	December 31,
	2005	2004
Net income, as reported	$2,160,213	$1,964,317
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,816)	(27,355)

Pro forma net income	$2,133,397	$1,936,962

Earnings per share:
Basic, as reported	$1.02	$0.94

Basic, pro forma	$1.01	$0.92

Diluted, as reported	$1.00	$0.92

Diluted, pro forma	$0.99	$0.91

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

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2005	2004
Unrealized holding losses on available for sale securities	$(320,012)	$(545,396)
Reclassification adjustment for gains realized in income	—	(36,745)

Net unrealized losses	(320,012)	(582,141)
Tax effect	108,804	197,928

NET OF TAX AMOUNT	$(211,208)	$(384,213)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

New accounting pronouncements:

SFAS No. 123—R (Revised 2004) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2005 and 2004, was $139,218 and $130,070, respectively.

Note 2—Investments in Securities

Securities held by the Corporation have been classified in the consolidated statement of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2005 and 2004, were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$25,695,000	$1,312	$(390,073)	$25,306,239
U.S. treasury securities	5,129,924	—	(10,304)	5,119,620
Corporate debt obligations	494,357	—	(39,167)	455,190
Mortgage backed securities	1,269,232	49,872	—	1,319,104

	$32,588,513	$51,184	$(439,544)	$32,200,153

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$29,691,578	$28,819	$(176,033)	$29,544,364
U.S. treasury securities	5,202,991	7,568	(11,072)	5,199,487
Corporate debt obligations	1,483,750	—	(23,635)	1,460,115
Mortgage backed securities	1,951,287	106,005	—	2,057,292

	$38,329,606	$142,392	$(210,740)	$38,261,258

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$4,088,517	$22,999	$(35,903)	$4,075,613

	December 31, 2004
State and municipal securities	$2,706,435	$42,659	$(10,817)	$2,738,277

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	December 31, 2005
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$9,620,403	$(129,598)	$15,284,525	$(260,475)	$24,904,928	$(390,073)
U.S. treasury securities	4,122,120	(7,605)	997,500	(2,699)	5,119,620	(10,304)
Corporate debt obligations	—	—	455,190	(39,167)	455,190	(39,167)
State and municipal securities	2,322,092	(28,795)	513,892	(7,108)	2,835,984	(35,903)

	$16,064,615	$(165,998)	$17,251,107	$(309,449)	$33,315,722	$(475,447)

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2005, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At December 31, 2005, forty-nine securities have unrealized losses.

At December 31, 2005 and 2004, securities available for sale with an amortized cost of $21,697,664 and $21,747,662, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The market value of these securities was $21,387,660 and $21,690,706 at December 31, 2005 and 2004, respectively. Securities held to maturity with an amortized cost of $521,660 and $0 at December 31, 2005 and 2004, respectively, were pledged to secure the Bank’s performance of its oblications under repurchase agreements. The market value of these securities was $514,861 and $0 at December 31, 2005 and 2004, respectively. Securities available for sale with an amortized cost of $2,110,925 and $2,255,847 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits for purposes required or permitted by law. The market value of these securities was $2,094,230 and $2,258,578 at December 31, 2005 and 2004, respectively. Securities available for sale with an amortized cost of $5,879,924 and $5,952,991 at December 31, 2005 and 2004, respectively, were pledged to the Federal Reserve Bank. The market value of these securities was $5,857,433 and $5,955,112 at December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005 and 2004, proceeds from sales of securities available for sale amounted to $0 and $1,062,187, respectively. Gross realized gains during the years ended December 31, 2005 and 2004, were $0 and $36,745, respectively. Gross realized losses were $0 for both the years ended December 31, 2005 and 2004.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2005, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$535,512	$534,483	$7,629,924	$7,604,370
Due from one year to five years	833,182	822,077	7,000,000	6,908,890
Due from five to ten years	1,967,087	1,959,533	9,150,000	8,993,775
Due after ten years	752,736	759,520	7,539,357	7,374,014
Mortgage backed securities	—	—	1,269,232	1,319,104

	$4,088,517	$4,075,613	$32,588,513	$32,200,153

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Federal Home Loan Bank Stock (FHLB)

The Corporation’s investment in the Federal Home Loan Bank of Seattle (class B1 stock) is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Corporation is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Corporation may request redemption at par value of any stock in excess of the amount the Corporation is required to hold. Stock redemptions are at the discretion of the FHLB and generally require five years prior written notice to FHLB.

The Seattle FHLB is regulated by the Federal Housing Finance Board (the “Finance Board”). In connection with a 2004 examination, the Seattle FHLB presented a three-year business and capital management plan to the Finance Board’s Office of Supervision. The Finance Board accepted the plan subject to certain restrictions on stock repurchases and dividend payments. The Seattle FHLB did not pay dividends on its stock in 2005 but may, according to Management’s Discussion and Analysis contained in its Third Quarter 2005 Report, seek a waiver allowing the payment of dividends in 2006, provided that they are profitable.

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2005	2004
Commercial	$124,611,102	$121,819,636
Real estate	50,162,043	25,644,322
Installment	5,079,144	4,367,881
Consumer and other	8,990,996	7,878,430

	188,843,285	159,710,269
Allowance for loan losses	(2,252,329)	(1,943,760)
Net deferred loan fees	(273,012)	(328,268)

	$186,317,944	$157,438,241

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2005	2004
Balance, beginning of year	$1,943,760	$2,042,129
Reverse prior year reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items.	206,080	182,036

Balance, beginning of year, including OBS reserve	2,149,840	2,224,165
Provision charged to operations	324,000	170,000
Loans charged off, net of recoveries	(43,321)	(244,325)

Balance, end of year, prior to adjustment for off-balance sheet items	2,430,519	2,149,840

Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(178,190)	(206,080)

Balance, end of year	$2,252,329	$1,943,760

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The loans fall into the following fixed and variable components:

	December 31,
	2005	2004
Fixed rate loans	$53,476,753	$41,169,490
Variable rate loans	135,366,532	118,540,779

	$188,843,285	$159,710,269

Impairment of loans having recorded investments of $634,876 and $666,646 at December 31, 2005 and 2004, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $309,290 and $303,742 at December 31, 2005 and 2004, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004, was $678,399 and $705,903, respectively. Interest income on impaired loans of $7,923 and $21,169 was recognized for cash payments received in 2005 and 2004, respectively. The Corporation had $405,168 and $531,204 of loans placed on nonaccrual at December 31, 2005 and 2004, respectively. Loans over 90 days past due and still on accrual status were $19,333 and $15,993 at December 31, 2005 and 2004, respectively.

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statement of financial condition at December 31, 2005 and 2004, were as follows:

	December 31,
	2005	2004
Premises	$1,588,103	$1,577,834
Furniture, fixtures and equipment	3,921,946	3,640,626
Leasehold improvements	1,880,341	1,796,503

	7,390,390	7,014,963
Less accumulated depreciation and amortization	(4,000,743)	(3,590,029)

	3,389,647	3,424,934
Land	1,816,334	900,868
Construction in progress	444,392	32,178

Premises and equipment, net	$5,650,373	$4,357,980

Depreciation and amortization expense was $458,610 and $449,047 for the years ended December 31, 2005 and 2004, respectively.

The Corporation has operating leases on a number of its branches that expire on various dates through 2009. The lease agreements have various renewal options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment—(Continued)

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005:

Year ending December 31,
2006	$346,284
2007	227,294
2008	205,338
2009	103,998

TOTAL MINIMUM PAYMENTS REQUIRED	$882,914

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2005 and 2004, were $389,781 and $370,915, respectively.

The Corporation acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2006	$43,000
2007	48,000
2008	48,000
2009	48,000
2010	49,500
Thereafter	1,105,417

1,341,917
Less amount representing interest	742,513

PRESENT VALUE OF LEASE PAYMENTS	$599,404

Note 6—Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2005	2004
Balance, beginning of year	$125,000	$105,000
Charge offs	(250,406)	(50,000)
Provision charged to income	125,406	70,000

Balance, end of year	$—	$125,000

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2005 and 2004, are impairment losses of $125,406 and $70,000, respectively, on real estate and other repossessed assets held for sale. Realized gains (losses) of $(33,585) and $32,144 are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2005 and 2004, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Deposits

Major classifications of deposits at December 31, 2005 and 2004, were as follows:

	2005	2004
Demand deposits	$49,107,178	$38,872,020
Money market	44,899,228	53,604,746
NOW accounts	13,037,717	14,233,027
Savings deposits	8,245,679	7,261,848
Time deposits, $100,000 and over	29,310,784	23,747,541
Other time deposits	47,442,144	39,317,473

	$192,042,730	$177,036,655

Maturities for time deposits at December 31, 2005, are summarized as follows:

Maturing one year or less	$31,729,840

Maturing one to five years	44,912,745

Maturing five to ten years	110,343

$76,752,928

Overdraft deposit accounts with balances of $49,611 and $28,606 at December 31, 2005 and 2004, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

In June 2005, the Corporation issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155,000 of common securities to the Corporation and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “Other assets” on the statement of financial condition; the subordinated debentures are included in “Borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Corporation has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements. Pursuant to FIN 46R, the Corporation reports the junior subordinated debentures within the liabilities section of the statement of financial condition.

Other borrowed funds consist primarily of Federal Home Loan Bank advances and structured notes. Federal Home Loan Bank advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $46,428,544 at December 31, 2005.

In 2004, the Bank entered into certain non-recourse loan participation sold agreements with other financial institutions. Those participation agreements contained call options which provided the Corporation contractual rights to repurchase the participated interest in the loans at any time. In accordance with SFAS 140, the participated interest was included as structured notes in borrowed funds on the consolidated statement of financial condition as of December 31, 2004.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

Total borrowed funds consist of the following at December 31:

Advance Date	Maturity Date	Interest Rate	2005	2004
07/29/97	07/29/27	6.60%	$45,778	$47,891
04/20/98	04/19/13	6.15%	1,151,415	1,259,706
05/11/98	05/11/28	6.28%	100,372	101,918
08/19/98	08/18/28	6.09%	103,253	104,925
02/11/02	02/09/07	5.05%	2,500,000	2,500,000
02/11/02	02/11/09	4.94%	914,116	1,199,830
04/11/05	04/09/10	4.64%	2,000,000	—

Total Federal Home Loan Bank advances			6,814,934	5,214,270
Structured notes			—	3,980,391
Junior subordinated debentures			5,155,000	—
Capital lease obligation (see Note 5)			599,404	—

TOTAL BORROWED FUNDS			$12,569,338	$9,194,661

The scheduled maturities of the Federal Home Loan Bank advances at December 31, 2005, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2006	5.31%	$409,166
2007	5.33%	419,863
2008	5.09%	2,931,503
2009	5.84%	215,429
2010	4.76%	2,172,239
Thereafter	6.18%	666,734

		$6,814,934

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $14,873,831; the high balance during the year was $20,538,659. The average rate paid during the year was 2.67%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies—(Continued)

In addition, the Bank maintains lines of credit with Pacific Coast Bankers Bank for $5,000,000, maturing June 30, 2006; U.S. Bank for $1,500,000, maturing July 31, 2006; and, Zions Bank for $1,500,000, with no stated maturity. There was zero outstanding on these lines at December 31, 2005 and 2004. The Bank also has a line of credit with Federal Home Loan Bank for $36,739,000 at December 31, 2005, with $21,659,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $6,814,934 and $5,214,270 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2005 and 2004, respectively (see Note 8). There was zero outstanding on overnight funds on the FHLB line at December 31, 2005 and 2004.

In the ordinary course of business, the Corporation, through its Bank subsidiary makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2005 and 2004, commitments under standby letters of credit were $844,625 and $134,530, respectively, and firm loan commitments were $86,568,925 and $47,314,939, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Corporation does not anticipate any material losses as a result of these commitments.

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

Note 12—Income Taxes

The components of income tax expense are as follows:

	2005	2004
Current tax expense	$1,159,744	$734,206
Deferred tax (benefit) expense	(139,200)	191,234

INCOME TAX EXPENSE	$1,020,544	$925,440

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$637,455	$548,108
Net unrealized loss on securities available for sale	132,042	23,238
Deferred compensation	125,754	101,750
Goodwill amortization	40,273	44,905
Nonaccrual loan interest	3,397	9,465
Allowance for writedown of other real estate owned	—	43,750
Other	5,835	—

	944,756	771,216

Deferred tax liabilities:
Fixed asset basis differentials	438,452	507,958
Federal Home Loan Bank stock	95,092	94,182
Deferred loan fees	81,696	88,507
Prepaid expenses	55,446	54,503

	670,686	745,150

Net Deferred Tax Asset	$274,070	$26,066

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2005	2004
Federal income tax at statutory rate	$1,081,458	$982,517
Effect of tax-exempt interest income	(49,356)	(33,093)
Effect of nondeductible interest expense	5,033	2,477
Effect of other nondeductible expenses	(24,685)	(24,004)
Effect of state income taxes	22,559	7,232
Other	(14,465)	(9,689)

INCOME TAX EXPENSE	$1,020,544	$925,440

At December 31, 2005, an income tax receivable of $87,286 and a net deferred tax asset of $274,070 were included in other assets on the consolidated statement of financial condition; a state income tax payable of $15,219 is included in other liabilities. At December 31, 2004, an income tax receivable of $105,504 and a net deferred tax asset of $26,066 were included in other assets on the consolidated statement of financial condition.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $94,960 and $89,595 for the years ended December 31, 2005 and 2004, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Employee Benefits—(Continued)

earned on its bank owned life insurance products. Expenses associated with the plan were $7,331 and $4,422 for the years ended December 31, 2005 and 2004, respectively. Accrued liabilities associated with the plan were $154,593 and $98,579 for December 31, 2005 and 2004, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $37,207 and $20,728 for the years ended December 31, 2005 and 2004, respectively. Accrued liabilities associated with these plans were $204,704 and $192,135 for December 31, 2005 and 2004, respectively.

To fund benefits under these plans, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2005 and 2004, the cash value of these policies was $3,313,771 and $3,192,722, respectively.

Note 14—Stock Option Plan

During 1992, the Board of Directors of the Bank authorized key employees of the Bank to be eligible to participate in a nonqualified stock option plan. Under the plan, the Board of Directors may grant options to purchase shares of common stock of the Corporation, not to exceed 280,876 shares. At December 31, 2005, 131,570 shares were available for granting to employees. The per option price for options granted shall be the fair market value of said share on the date the option is granted. Stock options granted are eligible for stock dividends.

A summary of the status of the Bank’s stock option plans and changes during the years ending on those dates is presented below:

	2005		2004
	Shares Actual	Weighted-Average Exercise Price	Shares Actual	Weighted-Average Exercise Price
Outstanding options, beginning of year	130,545	$10.10	130,375	$9.61
Granted	2,100	$13.38	13,125	$13.05
Exercised	(60)	$7.84	(7,879)	$6.96
Forfeited	(128)	$7.84	(5,076)	$9.89

Outstanding options, end of year	132,457	$10.16	130,545	$10.10

Options exercisable at year end	103,179		87,311

Weighted-average fair value of options granted during the year	$4.05		$2.82

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Exercisable Options
	Number Outstanding at End of Year	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at End of Year	Weighted-Average Exercise Price
Price ranges
($7.71 through $8.50)	47,500	4.64	$7.97	43,854	$7.95
($8.51 through $11.94)	56,502	4.09	$10.76	51,408	$10.96
($11.95 through $13.69)	28,455	8.49	$12.61	7,917	$12.39

TOTAL	132,457	5.23	$10.16	103,179	$9.79

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common Stock

On April 22, 2004, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 14, 2004, and issued June 15, 2004. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 14, 2004.

On April 19, 2005, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 16, 2005, and issued June 15, 2005. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Corporation recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 16, 2005.

During 2005 and 2004, the Board of Directors voted to issue 3,700 shares of Corporation stock to nonemployee Directors pursuant to the Corporation’s Director Compensation Plan.

Note 16—Related Party Transactions

The Corporation, through its Bank subsidiary has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2005 and 2004, were $2,053,487 and $2,369,859, respectively. During the years ended December 31, 2005 and 2004, total principal additions were $1,994,109 and $778,674 and total principal payments were $2,250,859 and $1,389,218, respectively. Aggregate deposit balances with related parties at December 31, 2005 and 2004, were $1,552,675 and $1,191,553, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $10,602,633 at December 31, 2005. Accordingly, $10,697,295 of the Corporation’s equity in the net assets of the Bank was restricted at December 31, 2005.

In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 18—Regulatory Capital Requirements

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Regulatory Capital Requirements—(Continued)

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

As of December 31, 2005, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Corporation’s and Bank’s actual December 31, 2005 and 2004, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2005
Total capital (to risk-weighted assets):
Northwest Bancorporation	$29,373,000	14.70%	$15,988,480	≥	8%	NA		NA
Inland Northwest Bank	23,987,000	12.03%	15,945,760	≥	8%	$19,932,200	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	26,943,000	13.48%	7,994,240	≥	4%	NA		NA
Inland Northwest Bank	21,557,000	10.82%	7,972,880	≥	4%	11,959,320	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	26,943,000	10.97%	9,828,480	≥	4%	NA		NA
Inland Northwest Bank	21,557,000	8.77%	9,828,480	≥	4%	12,285,600	≥	5%

December 31, 2004
Total capital (to risk-weighted assets):
Northwest Bancorporation	$22,130,000	13.02%	$13,593,280	≥	8%	NA		NA
Inland Northwest Bank	21,922,000	12.91%	13,586,640	≥	8%	$16,983,300	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	20,006,000	11.77%	6,796,640	≥	4%	NA		NA
Inland Northwest Bank	19,799,000	11.66%	6,793,320	≥	4%	10,189,980	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	20,006,000	8.89%	9,004,480	≥	4%	NA		NA
Inland Northwest Bank	19,799,000	8.80%	9,000,440	≥	4%	11,250,550	≥	5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Earnings Per Share

The calculation of earnings per share and earnings per share assuming full dilution is as follows:

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,160,213	2,107,668	$1.02

Effect of Dilutive Securities
Stock options		46,220

Diluted EPS
Income available to common stockholders plus assumed conversions	$2,160,213	2,153,888	$1.00

	Year Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,964,317	2,096,847	$0.94

Effect of Dilutive Securities
Stock options		28,723

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,964,317	2,125,570	$0.92

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments were as follows at December 31:

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$8,541,929	$8,541,929	$10,185,317	10,185,317
Federal funds sold	2,028,408	2,028,408	1,053,845	1,053,845
Securities available for sale	32,200,153	32,200,153	38,261,258	38,261,258
Securities held to maturity	4,088,517	4,075,613	2,706,435	2,738,277
Federal Home Loan Bank stock	645,900	645,900	643,300	643,300
Loans and loans held for sale, net	186,465,944	185,610,905	158,061,504	157,922,565
Bank owned life insurance	3,313,771	3,313,771	3,192,722	3,192,722
Financial Liabilities:
Borrowed funds	12,569,338	12,576,963	9,194,661	9,376,786
Deposits	192,042,730	192,294,552	177,036,655	177,440,256
Securities sold under agreements to repurchase	17,754,671	17,754,671	12,995,813	12,995,813

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

Bank owned life insurance:

The carrying amount (the cash surrender value) approximates fair value.

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

Note 20—Fair Value of Financial Instruments—(Continued)

Borrowed funds:

The fair values of the Bank’s long-term debt are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2005 and 2004, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Part III

Item 1.	Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96(a) and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.1.10	Ground Lease Agreement (with Purchase Option) – 101 & 107 East Ermina (Ruby and Ermina), Spokane, Washington (proposed Ruby Branch)(l)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(j)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(j)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(j)
14	Code of Ethics(k)
14.1	Code of Ethics as revised 02/21/2006(b)
23.1	Consent of Accountant(b)
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350(b)
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-KSB.
c)	Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.

d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.
e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.
g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.
j)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 28, 2003, and incorporated herein by reference.
k)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2004, and incorporated herein by reference.
l)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2005 and incorporated herein by reference.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Date: March 21, 2006

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: March 21, 2006

Dated: March 21, 2006

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 21, 2006

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 21, 2006

/s/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 21, 2006

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 21, 2006

/s/ HARLAN D. DOUGLAS Harlan D. Douglass	Director	March 21, 2006

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 21, 2006

Donald A. Ellingsen, M.D.	Director	March 21, 2006

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 21, 2006

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 21, 2006

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 21, 2006

Phillip L. Sandberg	Director	March 21, 2006

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 21, 2006

James R. Walker	Director	March 21, 2006