Form 10QSB
period 2006-03-31
NORTHWEST BANCORPORATION INC
filed 2006-05-05
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 1/1/06 to 3/31/06.

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,109,728 shares issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format:

Yes  ☒    No  ☐

Part I Financial Information

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

March 31, 2006

(Dollars in thousands)

	March 31 2006	December 31 2005
Assets
Cash and due from banks	$8,020	$8,337
Federal funds sold/FHLB interest bearing balances	4,975	2,234
Securities held-to-maturity (Note 2; fair value, $3,957 and $4,076, respectively)	3,983	4,089
Securities available-for-sale (Note 2; cost, $32,387 and $32,588, respectively)	31,838	32,200
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,322 in 2006 and $2,252 in 2005 (Notes 3 & 4)	196,004	186,318
Loans held for sale	1,368	148
Accrued interest receivable	1,190	1,040
Premises and equipment, net	6,142	5,650
Foreclosed real estate	5	17
Bank owned life insurance	3,344	3,314
Other assets	1,634	1,472

TOTAL ASSETS	$259,149	$245,465

Liabilities
Noninterest bearing demand deposits	$46,509	$49,107
Money Market accounts	43,963	44,899
NOW accounts	14,276	13,038
Savings accounts	8,776	8,246
Time Certificates of Deposit, $100,000 and over	32,354	29,311
Time Certificates of Deposit, under $100,000	59,629	47,442

TOTAL DEPOSITS	205,507	192,043
Securities sold under agreement to repurchase	17,109	17,755
Borrowed funds (Note 5)	6,714	6,815
Borrowed funds, other (Note 5)	599	599
Junior subordinated debentures issued in connection with trust preferred securities (Note 6)	5,155	5,155
Accrued interest payable and other liabilities	1,869	1,411

TOTAL OTHER LIABILITIES	31,446	31,735

TOTAL DEPOSITS & LIABILITIES	236,953	223,778

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,109,728 on March 31, 2006 and 2,105,209 on December 31, 2005 (Note 8)	18,644	18,637
Retained earnings	3,915	3,306
Accumulated other comprehensive loss, net of tax benefit of ($186) for 2006 and ($132) for 2005	(363)	(256)

TOTAL STOCKHOLDERS’ EQUITY	22,196	21,687

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$259,149	$245,465

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months, year-to-date, ended March 31, 2006 and 2005

(Dollars in thousands, except number of shares and per share information)

	Three-months ended March 31
	2006	2005
Interest Income
Interest and fees on loans	$3,647	$2,629
Interest on securities	379	370
Interest on federal funds sold	51	27

TOTAL INTEREST INCOME	4,077	3,026
Interest Expense
Interest on deposits	1,092	701
Interest on securities sold under agreement to repurchase	171	63
Interest on borrowed funds	183	80

TOTAL INTEREST EXPENSE	1,446	844
NET INTEREST INCOME	2,631	2,182
Provision for loan losses	90	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,541	2,122
Noninterest Income
Fees and service charges	217	232
Net gain from sale of loans	68	81
Other noninterest income	156	151

TOTAL NONINTEREST INCOME	441	464
Noninterest Expense
Salaries and employee benefits (Note 7)	1,260	1,138
Occupancy, furniture, fixture & equipment expense	214	204
Depreciation and amortization expense	121	112
Other operating expense	473	506

TOTAL NONINTEREST EXPENSE	2,068	1,960
INCOME BEFORE PROVISION FOR TAXES	914	626
Provision for taxes	305	176

NET INCOME	$609	$450

Weighted average shares outstanding (Note 8)	2,214,741	2,210,461
Basic earnings per share	$0.27	$0.20

Weighted average shares outstanding (Note 8)	2,214,741	2,210,461
Effect of dilutive securities	35,352	43,306
Weighted average shares outstanding, adjusted for dilutive securities	2,250,093	2,253,767
Earnings per share assuming full dilution	$0.27	$0.20

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

Three months, year-to-date, ended March 31, 2006 and 2005

(Dollars in thousands)

	Three-months, year-to-date, ended March 31
	2006	2005
Net income	$609	$450
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	90	60
Depreciation and amortization	121	112
Change in assets and liabilities:
Accrued interest receivable	(150)	(67)
Net increase in loans held for sale	(1,220)	(698)
Net increase in bank owned life insurance	(30)	(29)
Other assets	(109)	(657)
Accrued interest payable & other liabilities	458	6

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(231)	(823)
Cash flows from investing activities:
Net increase in federal funds sold/FHLB interest bearing balances	(2,741)	362
Net decrease in investment securities	307	4,702
Net increase in loans	(9,776)	(4,938)
Purchase of premises and equipment net of gain or loss on asset disposal	(613)	(795)
Foreclosed real estate activity (net)	12	(12)

NET CASH USED BY INVESTING ACTIVITIES	(12,811)	(681)
Cash flows from financing activities:
Net increase in deposits	13,464	4,128
Net increase/(decrease) in securities sold under agreement to repurchase	(646)	498
Repayment of borrowed funds	(101)	(3,480)
Cash received from stock sales	10	1
Cash paid to repurchase stock	(2)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,725	1,147
Net increase in cash and cash equivalents:	(317)	(357)
Cash and due from banks, beginning of year	8,337	7,736

CASH AND DUE FROM BANKS, END OF QUARTER	$8,020	$7,379

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of March 31, 2006

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Loss	Comprehensive Income
Balance, December 31, 2004	$19,961	$16,943	$3,063	($45)
Net income 2005	2,160		2,160		2,160
Unrealized losses on available for sale securities, net of taxes	(211)			(211)	(211)

Comprehensive income					1,949
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers	0	1,632	(1,632)

Balance December 31, 2005	21,686	18,636	3,306	(256)
Net income, 2006, year-to-date	609		609		609
Unrealized losses on available for sale securities, net of taxes	(107)			(107)	(107)

Comprehensive income					502
Proceeds from issuance of common stock	10	10
Repurchase of common stock	(2)	(2)

Balance, end-of-quarter, March 31, 2006	$22,196	$18,644	$3,915	($363)

Disclosure of 2006 reclassification amount:
Unrealized holding loss on available for sale securities	($162)
Reclassification adjustment for gains realized in income	0
Net unrealized loss	(162)
Tax effect	(55)

Net of tax amount	($107)

The accompanying Notes are an integral part of these condensed financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of March 31, 2005

	Total	Common Stock	Retained Earnings	Accumulated Comprehensive Income/(Loss)	Comprehensive Income
Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		1,964
Unrealized losses on available for sale securities, net of taxes	(384)			(384)	(384)

Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers	0	1,502	(1,502)

Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	450		450		450
Unrealized losses on available for sale securities, net of taxes	(215)			(215)	(215)

Comprehensive income					235
Proceeds from issuance of common stock	1	1

Balance, end-of-quarter, March 31, 2005	$20,197	$16,944	$3,513	($260)

Disclosure of 2005 reclassification amount:
Unrealized holding loss on available for sale securities	($326)
Reclassification adjustment for gains realized in income	0
Net unrealized loss	(326)
Tax effect	(111)

Net of tax amount	($215)

The accompanying Notes are an integral part of these condensed financial statements.

Notes to Consolidated Financial Statements

NOTE 1.	Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and December 31, 2005, as well as the results of operations and changes in financial position for the three-month, year-to-date periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2005.

Certain reclassifications of March 31, 2005 balances have been made to conform to the March 31, 2006 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month, year-to-date periods ending March 31, 2006 and 2005 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2006 and payable on June 15, 2006.

NOTE 2.	Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There were no securities sold in the three-month, year-to-date periods ending March 31, 2006 and 2005; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$25,695	$25,159	$25,695	$25,306
US Treasury securities	4,986	4,984	5,130	5,120
Mortgage backed securities	1,209	1,246	1,269	1,319
Corporate Bonds	497	449	494	455

TOTAL	$32,387	$31,838	$32,588	$32,200

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	3,983	3,957	4,089	4,076

TOTAL	$3,983	$3,957	$4,089	$4,076

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250k) investment in the common stock of a bank holding company headquartered in Bellevue, WA.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155k) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190k) investment in the common stock of Pacific Coast Bankers Bank and ($50k) investment in an economic development company, reported at cost.

NOTE 3.	Loans

Loan detail by category as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31 2006	December 31 2005
Commercial loans	$126,412	$124,611
Real estate loans	57,716	50,162
Consumer and other loans	9,023	8,991
Installment loans	5,510	5,079

TOTAL LOANS	$198,661	$188,843

Allowance for loan losses	(2,322)	(2,252)
Net deferred loan fees	(335)	(273)

NET LOANS	$196,004	$186,318

NOTE 4.	Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month, year-to-date periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three-months, year-to-date, ended
	3/31/2006	3/31/2005
Balance, beginning of period	$2,252	$1,944
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	179	206

Balance, beginning of period, including OBS reserve	2,431	2,150
Provision for loan losses	90	60
Loan Charge-offs	(15)	(12)
Loan Recoveries	6	13

Balance, end of period, prior to adjustment for off-balance sheet items	2,512	2,211
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(190)	(235)

Balance, end of period	$2,322	$1,976

NOTE 5.	Borrowed Funds

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $10,200,000, with two lines totaling $10,100,000, maturing July 1, 2006, and the remaining $100,000 line maturing on July 1, 2007. In addition, the Bank maintains a line of credit with Pacific Coast Bankers Bank for $5,000,000, maturing June 30, 2006, U.S. Bank for $1,500,000, maturing July 31, 2006, and Zions Bank for $1,500,000 with no stated maturity. There was zero outstanding on these lines at March 31, 2006 and December 31, 2005. The Bank also has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) for $38,770,000 at March 31, 2006, with $32,057,000 available in overnight funds and long-term funds. This line is collateralized by all assets of the Bank. There were $6,713,597 and $6,814,934 of outstanding long-term advances on the Federal Home Loan Bank line at March 31, 2006 and December 31, 2005, respectively. There was zero outstanding on overnight funds on the FHLB line at March 31, 2006 and December 31, 2005.

Other borrowed funds outstanding on March 31, 2006 and December 31, 2005 are related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property, $599,404, is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Borrowed funds, other.”

NOTE 6.	Junior Subordinated Debentures

In June 2005, the Company completed the issuance of $5.155 million ($5,155,000) of debentures in connection with a private placement of pooled trust preferred securities by Northwest Bancorporation Capital Trust I. The trust preferred securities, in the amount of $5 million ($5,000,000), were sold to pooled investment vehicles sponsored and marketed by investment banking firms. This subordinated debt has been recorded as a liability on the statement of financial condition; subject to limitations under current Federal Reserve guidelines, this subordinated debt qualifies as Tier 1 capital for regulatory capital purposes. Under the terms of the transaction, the trust preferred securities and debentures have a maturity of thirty years and are redeemable by the Company after five years, with certain exceptions. The holders of the trust preferred securities are entitled to receive cumulative cash distributions at a fixed annual rate of 5.95% during the first five years; thereafter, the rate is variable. After the first five years, the interest rate is reset quarterly to equal three-month LIBOR plus 1.70%. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements. Pursuant to FIN 46R, the Corporation reports the junior subordinated debentures within the liabilities section of the statement of financial condition.

The following tables are a summary of current trust preferred securities at March 31, 2006 and December 31, 2005 (dollars in thousands):

March 31, 2006

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

December 31, 2005

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 7.	Stock-based Compensation

Prior to fiscal 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income.

In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of income.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

NOTE 8.	Common Stock

On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. On April 18, 2006, the Board of Directors declared a five-percent stock dividend payable on June 15, 2006 to shareholders of record as of May 15, 2006. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month, year-to-date periods ending March 31, 2006 and 2005, have been adjusted to reflect the stock dividends.

On April 19, 2005, the Board of Directors declared a fourteen-cent ($0.14) per share cash dividend which was paid on June 15, 2005 to shareholders of record as of May 13, 2005. On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share cash dividend which will be paid on June 15, 2006 to shareholders of record as of May 12, 2006.

NOTE 9.	Subsequent Events

At its April 18, 2006 meeting, the Board of Directors of the Company declared cash and stock dividends as detailed in Note 8. As detailed in Note 8, shares reported as outstanding, earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for all periods presented have been adjusted to reflect the stock dividend payable.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed January 30, 2006. On January 30, 2006 the Company issued a press release announcing financial information for the fourth-quarter of 2005.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and
Chief Executive Officer

Date: May 5, 2006

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: May 5, 2006