Form 10QSB
period 2006-06-30
NORTHWEST BANCORPORATION INC
filed 2006-08-04
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 4/1/06 to 6/30/06.

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,218,872 shares issued and outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format:

Yes  ☒    No  ☐

Part I Financial Information

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

June 30, 2006

(Dollars in thousands)

	June-30 2006	December-31 2005
Assets
Cash and due from banks	$10,343	$8,337
Federal funds sold/FHLB interest bearing balances	196	2,234
Securities held-to-maturity (fair value, $3,911 and $4,076, respectively)	3,978	4,089
Securities available-for-sale (cost, $30,244 and $32,588, respectively)	29,504	32,200
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,430 in 2006 and $2,252 in 2005	201,783	186,318
Loans held for sale	2,257	148
Accrued interest receivable	1,112	1,040
Premises and equipment, net	7,167	5,650
Foreclosed real estate	5	17
Bank owned life insurance	3,371	3,314
Other assets	3,121	1,472

TOTAL ASSETS	$263,483	$245,465

Liabilities
Noninterest bearing demand deposits	$51,227	$49,107
Money Market accounts	40,239	44,899
NOW accounts	12,950	13,038
Savings accounts	7,934	8,246
Time Certificates of Deposit, $100,000 and over	32,325	29,311
Time Certificates of Deposit, under $100,000	60,127	47,442

TOTAL DEPOSITS	204,802	192,043
Securities sold under agreement to repurchase	21,635	17,755
Borrowed funds	7,067	6,815
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable and other liabilities	1,757	1,412

TOTAL OTHER LIABILITIES	36,213	31,736

TOTAL DEPOSITS & LIABILITIES	241,015	223,779

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,218,872 on June 30, 2006 and 2,108,864 on December 31, 2005
	20,567	18,636
Retained earnings	2,389	3,306
Accumulated other comprehensive loss, net of tax benefit of ($252) for 2006 and ($132) for 2005	(488)	(256)

TOTAL STOCKHOLDERS’ EQUITY	22,468	21,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,483	$245,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months and six months, year-to-date, ended June 30, 2006 and 2005

(Dollars in thousands, except number of shares and per share information)

	Three-months ended June 30		Six-months, year-to-date, ended June 30
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$3,936	$2,936	$7,521	$5,520
Interest on securities	371	356	750	726
Interest on federal funds sold	64	16	115	43

TOTAL INTEREST INCOME	4,371	3,308	8,386	6,289
Interest Expense
Interest on deposits	1,221	812	2,313	1,513
Interest on securities sold under agreement to repurchase	189	77	360	140
Interest on borrowed funds	175	117	358	197

TOTAL INTEREST EXPENSE	1,585	1,006	3,031	1,850
NET INTEREST INCOME	2,786	2,302	5,355	4,439
Provision for loan losses	90	84	180	144

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,696	2,218	5,175	4,295
Noninterest Income
Fees and service charges	229	243	446	475
Net gain from sale of loans	154	161	284	287
Other noninterest income	170	161	326	312

TOTAL NONINTEREST INCOME	553	565	1,056	1,074
Noninterest Expense
Salaries and employee benefits	1,313	1,121	2,573	2,259
Occupancy, furniture, fixture & equipment expense	230	198	444	402
Depreciation and amortization expense	142	112	263	224
Other operating expense	602	597	1,075	1,103

TOTAL NONINTEREST EXPENSE	2,287	2,028	4,355	3,988
INCOME BEFORE PROVISION FOR TAXES	962	755	1,876	1,381
Provision for taxes	315	248	620	424

NET INCOME	$647	$507	$1,256	$957

	Three-months ended June 30		Six-months, year-to-date, ended June 30
	2006	2005	2006	2005
Weighted average shares outstanding	2,217,608	2,213,072	2,216,182	2,211,774
Basic earnings per share	$0.29	$0.23	$0.57	$0.43

Weighted average shares outstanding	2,217,608	2,213,072	2,216,182	2,211,774
Effect of dilutive securities	40,513	47,363	39,820	45,405
Weighted average shares outstanding, adjusted for dilutive securities	2,258,121	2,260,435	2,256,002	2,257,179
Earnings per share assuming full dilution	$0.29	$0.22	$0.56	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

Six months, year-to-date, ended June 30, 2006 and 2005

(Dollars in thousands)

	Six-months, year-to-date, ended June 30
	2006	2005
Net income	$1,256	$957
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	180	144
Depreciation and amortization	263	224
Change in assets and liabilities:
Accrued interest receivable	(72)	(52)
Net increase in loans held for sale	(2,109)	(1,245)
Net increase in bank owned life insurance	(57)	(60)
Other assets	(1,529)	(610)
Accrued interest payable & other liabilities	345	115
Equity compensation expense	24	0

NET CASH USED BY OPERATING ACTIVITIES	(1,699)	(527)
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	2,038	(4,109)
Net decrease in investment securities	2,455	2,915
Net increase in loans	(15,645)	(12,442)
Purchase of premises and equipment net of gain or loss on asset disposal	(1,780)	(1,194)
Foreclosed real estate activity (net)	12	117

NET CASH USED BY INVESTING ACTIVITIES	(12,920)	(14,713)
Cash flows from financing activities:
Net increase in deposits	12,759	13,219
Net increase in securities sold under agreement to repurchase	3,880	1,040
Proceeds from issuance of junior subordinated debentures	0	5,155
Proceeds from issuance of borrowed funds	455	0
Repayment of borrowed funds	(203)	(1,580)
Cash received from stock sales	78	61
Cash paid to repurchase stock	(2)	0
Cash dividend paid	(342)	(285)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,625	17,610
Net increase in cash and cash equivalents:	2,006	2,370
Cash and due from banks, beginning of year	8,337	7,736

CASH AND DUE FROM BANKS, END OF QUARTER	$10,343	$10,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2006

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2004	$19,961	$16,943	$3,063	($45)
Net income 2005	2,160		2,160		2,160
Unrealized losses on available for sale securities, net of taxes	(211)			(211)	(211)

Comprehensive income					1,949
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers	—	1,632	(1,632)

Balance December 31, 2005	21,686	18,636	3,306	(256)
Net income, 2006, year-to-date	1,256		1,256		1,256
Unrealized losses on available for sale securities, net of taxes	(232)			(232)	(232)

Comprehensive income					1,024
Proceeds from issuance of common stock	78	78
Repurchase of common stock	(2)	(2)
Equity compensation transfer	24		24
Cash dividends paid	(342)		(342)
Transfers	—	1,855	(1,855)

Balance, end-of-quarter, June 30, 2006	$22,468	$20,567	$2,389	($488)

Disclosure of 2006 reclassification amount:
Unrealized holding loss on available for sale securities	($352)
Reclassification adjustment for gains realized in income	0
Net unrealized loss	(352)
Tax effect	(120)

Net of tax amount	($232)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2005

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		1,964
Unrealized losses on available for sale securities, net of taxes	(384)			(384)	(384)

Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers	—	1,502	(1,502)

Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	957		957		957
Unrealized gains on available for sale securities, net of taxes	16			16	16

Comprehensive income					973
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers	—	1,633	(1,633)

Balance, end-of-quarter, June 30, 2005	$20,710	$18,637	$2,102	($29)

Disclosure of 2005 reclassification amount:
Unrealized holding gain on available for sale securities	$24
Reclassification adjustment for gains realized in income	—
Net unrealized gain	24
Tax effect	8

Net of tax amount	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE	1. Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and December 31, 2005, as well as the results of operations and changes in financial position for the three-month and six-month, year-to-date periods ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2005.

Certain reclassifications of June 30, 2005 balances have been made to conform to the June 30, 2006 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month and six-month, year-to-date periods ending June 30, 2006 and 2005 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2006 and paid on June 15, 2006.

NOTE 2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There were no securities sold in the three-month or six-month, year-to-date periods ending June 30, 2006 and 2005; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$23,695	$23,004	$25,695	$25,306
US Treasury securities	4,960	4,955	5,130	5,120
Mortgage backed securities	1,096	1,110	1,269	1,319
Corporate Bonds	493	435	494	455

TOTAL	$30,244	$29,504	$32,588	$32,200

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	3,978	3,911	4,089	4,076

TOTAL	$3,978	$3,911	$4,089	$4,076

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250k) investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellvue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155k) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190k) investment in the common stock of Pacific Coast Bankers Bank and ($50k) investment in an economic development company, each of these investments is reported at cost.

NOTE 3. Loans

Loan detail by category as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30 2006	December 31 2005
Commercial loans	$127,389	$124,611
Real estate loans	61,852	50,162
Consumer and other loans	8,977	8,991
Installment loans	6,419	5,079

TOTAL LOANS	$204,637	$188,843

Allowance for loan losses	(2,430)	(2,252)
Net deferred loan fees	(424)	(273)

NET LOANS	$201,783	$186,318

NOTE 4. Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month and six-month, year-to-date periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three-months ended		Six-months ended
	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Balance, beginning of period	$2,322	$1,976	$2,252	$1,944
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	190	235	179	206

Balance, beginning of period, including OBS reserve	2,512	2,211	2,431	2,150
Provision for loan losses	90	84	180	144
Loan Charge-offs	0	(10)	(15)	(22)
Loan Recoveries	29	17	35	30

Balance, end of period, prior to adjustment for off-balance sheet items	2,631	2,302	2,631	2,302
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(201)	(185)	(201)	(185)

Balance, end of period	$2,430	$2,117	$2,430	$2,117

NOTE 5. Borrowed Funds

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) and operating lines of credit with several other financial institutions. The FHLB line provides the Bank access to long-term funding, with repayment terms as long as thirty years, and to short-term funding to meet current liquidity needs. The operating lines with other financial instituions are available for short-term funding, to meet current liquidity needs.

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

	Line amount (1) ($ in thousands)	Maturity		Collateral		Purpose	Outstanding as of:
							6/30/2006	12/31/2005
							($ in thousands)
Federal Home Loan Bank of Seattle (2)	$39,434	Annual	(3)	General pledge of assets	(4)	Line of credit, with access to short and long-term funds	$6,612	$6,815
KeyBank of Washington (5)	$10,000	7/1/2007		Unsecured		Short-term line of credit	—	—
	$100	7/1/2007		Unsecured		Supports foreign currency transactions	—	—
	$100	7/1/2008		Unsecured		Supports letters of credit	—	—
Pacific Coast Bankers Bank (6)	$5,000	6/30/2007		Unsecured		Short-term line of credit	—	—
U.S. Bank (5)	$1,500	7/31/2006		Unsecured		Short-term line of credit	—	—
Zions Bank (5)	$1,500	No stated maturity		Unsecured		Short-term line of credit	455	—

						Total borrowed funds	$7,067	$6,815

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2)	Access to the FHLB line is conditioned to stock ownership; additional stock purchase may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for long-term borrowings (as long as thirty years). All of the balances outstanding for the reporting dates were long-term.

(3)	The FHLB reviews its commitment annually and notifies the Bank that the arrangement will continue, but does not state an exact maturity date.

(4)	The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets.

(5)	Federal funds purchased lines of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days.

(6)	Federal funds purchased line of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days. May be extended to as much as thirty days.

NOTE 6. Capital Lease Liability

The capital lease liability outstanding on June 30, 2006 and December 31, 2005 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property, $599,404, is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 7. Junior Subordinated Debentures

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

The following tables are a summary of current trust preferred securities at June 30, 2006 and December 31, 2005 (dollars in thousands):

June 30, 2006

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

NOTE 8. Stock-based Compensation

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

NOTE	9. Common Stock

On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. On April 18, 2006, the Board of Directors declared a five-percent stock dividend payable on June 15, 2006 to shareholders of record as of May 15, 2006. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and six-month, year-to-date periods ending June 30, 2006 and 2005, have been adjusted to reflect the stock dividends.

On April 19, 2005, the Board of Directors declared a fourteen-cent ($0.14) per share cash dividend which was paid on June 15, 2005 to shareholders of record as of May 13, 2005. On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share cash dividend which was paid on June 15, 2006 to shareholders of record as of May 12, 2006.

NOTE 10. Transaction with Affiliated Party

During the second-quarter 2006, the Bank entered into an agreement to lease property located in the northwest section of the city of Spokane, WA. The initial term of the lease is twenty years; the Bank has the right to extend the lease for four additional five-year periods. Subject to regulatory approval, the Bank intends to establish a branch at this location within the next couple of years. The site is improved and occupied by a long-term tenant; the Bank has entered into an agreement to sub-lease the property to this tenant for at least the next year. The other party to the lease (the “Landlord”) is an affiliated party, being a Director of both the Company and the Bank. Terms and conditions of the lease are considered to be consistent with those offered on other properties by non-affiliated parties. The lease is being filed with this report as Exhibit 10.1.11.

NOTE 11. Subsequent Events

The Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; that facility will henceforth be known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. Expense related to the agreement will be recognized as “Other operating expense” and will affect (reduce) net income by about $25 thousand per quarter, beginning with the third-quarter 2006.

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

A five-percent stock dividend was declared by the directors on April 18, 2006, payable to stockholders of record as of May 15, 2006; 105,444 shares were issued and delivered on June 15, 2006. During the second quarter of the 2006 fiscal year, the Registrant issued 3,700 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 300 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided that each compensated director has completed twelve months of service prior to the annual shareholder meeting. Director shares were valued at $18.47 per share; expense of $68,330 is included in “Other operating expense” in the Consolidated Statements of Income. During the first quarter of 2006, pursuant to the Company’s Non-Qualified Stock Option Plan, employees purchased 942 shares of common stock with an average exercise price per share of $9.42 and an average market value, at the date of exercise, of $17.62.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 15, 2006. In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99201-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2006. 1,712,086 shares were voted in favor of the ratification with 1,512 shares being voted against or withheld, including abstentions and broker non-votes. Finally, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan and the issuance of shares of common stock of the Company pursuant to the Plan. 1,455,127 shares were voted in favor of approval with 47,729 shares being voted against or withheld, including abstentions and broker non-votes. A copy of the Inland Northwest Bank 2006 Share Incentive Plan was filed as Appendix B to the Company’s Schedule 14A filing on April 11, 2006.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1.11
Lease – 518 West Francis Avenue (future branch site)

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

The Company filed the following reports on Form 8-K during the period covered by this Report:

Report filed April 18, 2006. On April 18, 2006 the Company issued a press release announcing financial information for the first-quarter of 2006.

Report filed April 19, 2006. On April 19, 2006 the Company issued a press release announcing the declaration of cash and stock dividends (as described in Note 8).

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Date: August 4, 2006

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: August 4, 2006