Form 10QSB
period 2006-09-30
NORTHWEST BANCORPORATION INC
filed 2006-11-09
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB

(Mark One)

☐	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended .

☒	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from 7/1/06 to 9/30/06.

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of small business issuer as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,232,572 shares issued and outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format:

Yes  ☒        No  ☐

Part I Financial Information

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

Unaudited

September 30, 2006

(Dollars in thousands)

	September-30 2006	December-31 2005
Assets
Cash and due from banks	$8,082	$8,337
Federal funds sold/FHLB interest bearing balances	6,842	2,234
Securities held-to-maturity (fair value, $3,919 and $4,076, respectively)	3,898	4,089
Securities available-for-sale (amortized cost, $32,228 and $32,588, respectively)	31,887	32,200
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,489 in 2006 and $2,252 in 2005	208,172	186,318
Loans held for sale	965	148
Accrued interest receivable	1,358	1,040
Premises and equipment, net	7,280	5,650
Foreclosed real estate	5	17
Bank owned life insurance	3,400	3,314
Other assets	2,031	1,472

TOTAL ASSETS	$274,566	$245,465

Liabilities
Noninterest bearing demand deposits	$52,833	$49,107
Money Market accounts	37,754	44,899
NOW accounts	14,205	13,038
Savings accounts	9,704	8,246
Time Certificates of Deposit, $100,000 and over	33,502	29,311
Time Certificates of Deposit, under $100,000	61,896	47,442

TOTAL DEPOSITS	209,894	192,043
Securities sold under agreement to repurchase	24,811	17,755
Borrowed funds	8,509	6,815
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable and other liabilities	1,960	1,412

TOTAL OTHER LIABILITIES	41,034	31,736

TOTAL DEPOSITS & OTHER LIABILITIES	250,928	223,779

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,232,572 on September 30, 2006 and 2,108,864 on December 31, 2005	20,693	18,636
Retained earnings	3,170	3,306
Accumulated other comprehensive loss, net of tax benefit of ($116) for 2006 and ($132) for 2005	(225)	(256)

TOTAL STOCKHOLDERS’ EQUITY	23,638	21,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,566	$245,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

Three months and nine months, year-to-date, ended September 30, 2006 and 2005

(Dollars in thousands, except number of shares and per share information)

	Three-months ended September 30		Nine-months, year-to-date, ended September 30
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$4,227	$3,116	$11,748	$8,636
Interest on securities	384	362	1,134	1,088
Interest on federal funds sold	56	93	171	136

TOTAL INTEREST INCOME	4,667	3,571	13,053	9,860
Interest Expense
Interest on deposits	1,276	917	3,589	2,430
Interest on securities sold under agreement to repurchase	260	109	620	249
Interest on borrowed funds	189	176	547	373

TOTAL INTEREST EXPENSE	1,725	1,202	4,756	3,052
NET INTEREST INCOME	2,942	2,369	8,297	6,808
Provision for loan losses	90	90	270	234

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,852	2,279	8,027	6,574
Noninterest Income
Fees and service charges	229	246	675	721
Net gain from sale of loans	168	199	452	486
Other noninterest income	183	157	509	469

TOTAL NONINTEREST INCOME	580	602	1,636	1,676
Noninterest Expense
Salaries and employee benefits	1,326	1,113	3,899	3,372
Occupancy, furniture, fixture & equipment expense	228	191	672	593
Depreciation and amortization expense	149	118	412	342
Other operating expense	582	514	1,657	1,617

TOTAL NONINTEREST EXPENSE	2,285	1,936	6,640	5,924
INCOME BEFORE PROVISION FOR TAXES	1,147	945	3,023	2,326
Provision for taxes	378	309	998	733

NET INCOME	$769	$636	$2,025	$1,593

	Three-months ended September 30		Nine-months, year-to-date, ended September 30
	2006	2005	2006	2005
Weighted average shares outstanding	2,220,182	2,213,072	2,217,530	2,211,774
Basic earnings per share	$0.35	$0.29	$0.91	$0.72

Weighted average shares outstanding	2,220,182	2,213,072	2,217,530	2,211,774
Effect of dilutive securities	40,591	48,736	38,608	46,306
Weighted average shares outstanding, adjusted for dilutive securities	2,260,773	2,261,808	2,256,138	2,258,080
Earnings per share assuming full dilution	$0.34	$0.28	$0.90	$0.71

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

Nine months, year-to-date, ended September 30, 2006 and 2005

(Dollars in thousands)

	Nine-months, year-to-date, ended September 30
	2006	2005
Net income	$2,025	$1,593
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	270	234
Depreciation and amortization	412	342
Change in assets and liabilities:
Accrued interest receivable	(318)	(174)
Net increase in loans held for sale	(817)	(808)
Net increase in bank owned life insurance	(86)	(91)
Other assets	(575)	(997)
Accrued interest payable & other liabilities	548	169
Equity compensation expense	36	0

NET CASH USED BY OPERATING ACTIVITIES	1,495	268
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	(4,608)	3,294
Net decrease in investment securities	551	3,770
Net increase in loans	(22,124)	(26,275)
Purchase of premises and equipment net of gain or loss on asset disposal	(2,042)	(1,365)
Foreclosed real estate activity (net)	12	188

NET CASH USED BY INVESTING ACTIVITIES	(28,211)	(20,388)
Cash flows from financing activities:
Net increase in deposits	17,851	13,551
Net increase in securities sold under agreement to repurchase	7,056	3,928
Proceeds from issuance of junior subordinated debentures	0	5,155
Proceeds from issuance of borrowed funds	2,000	0
Repayment of borrowed funds	(306)	(985)
Cash received from stock sales	205	61
Cash paid to repurchase stock	(3)	0
Cash dividend paid	(342)	(285)

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,461	21,425
Net increase/(decrease) in cash and cash equivalents:	(255)	1,305
Cash and due from banks, beginning of year	8,337	7,736

CASH AND DUE FROM BANKS, END OF QUARTER	$8,082	$9,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of September 30, 2006

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2004	$19,961	$16,943	$3,063	($45)
Net income 2005	2,160		2,160		2,160
Unrealized losses on available for sale securities, net of taxes	(211)			(211)	(211)

Comprehensive income					1,949
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers, due to stock dividend	—	1,632	(1,632)

Balance December 31, 2005	21,686	18,636	3,306	(256)
Net income, 2006, year-to-date	2,025		2,025		2,025
Unrealized gains on available for sale securities, net of taxes	31			31	31

Comprehensive income					2,056
Proceeds from issuance of common stock	205	205
Repurchase of common stock	(3)	(3)
Equity-based compensation	36		36
Cash dividends paid	(342)		(342)
Transfers, due to stock dividend	—	1,855	(1,855)

Balance, end-of-quarter, September 30, 2006	$23,638	$20,693	$3,170	($225)

Disclosure of 2006 reclassification amount:
Unrealized holding gain on available for sale securities	$47
Reclassification adjustment for gains realized in income	0
Net unrealized gain	47
Tax effect	16

Net of tax amount	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of September 30, 2005

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2003	$18,504	$15,332	$2,833	$339
Net income 2004	1,964		1,964		1,964
Unrealized losses on available for sale securities, net of taxes	(384)			(384)	(384)

Comprehensive income					1,580
Proceeds from issuance of common stock	109	109
Cash dividends paid	(232)		(232)
Transfers, due to stock dividend	—	1,502	(1,502)

Balance December 31, 2004	19,961	16,943	3,063	(45)
Net income, 2005, year-to-date	1,593		1,593		1,593
Unrealized losses on available for sale securities, net of taxes	(124)			(124)	(124)

Comprehensive income					1,469
Proceeds from issuance of common stock	61	61
Cash dividends paid	(285)		(285)
Transfers, due to stock dividend	—	1,633	(1,633)

Balance, end-of-quarter, September 30, 2005	$21,206	$18,637	$2,738	($169)

Disclosure of 2005 reclassification amount:
Unrealized holding loss on available for sale securities	($188)
Reclassification adjustment for gains realized in income	—
Net unrealized loss	(188)
Tax effect	(64)

Net of tax amount	($124)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE	1. Management Statement

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and December 31, 2005, as well as the results of operations and changes in financial position for the three-month and nine-month, year-to-date periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed statements be read in conjunction with the Independent Auditor’s Report and Financial Statements contained in the Company’s most recent Annual Report on Form 10-KSB, as of December 31, 2005.

Certain reclassifications of September 30, 2005 balances have been made to conform to the September 30, 2006 presentation; there was no impact on net income or stockholders’ equity. The number of weighted average shares outstanding, the effect of dilutive securities on earnings per share and the calculation of earnings per share have been adjusted for the three-month and nine-month, year-to-date periods ending September 30, 2006 and 2005 to reflect the effect of a five-percent stock dividend effective for shareholders of record as of May 15, 2006 and paid on June 15, 2006.

NOTE	2. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. There were no securities sold in the three-month or nine-month, year-to-date periods ending September 30, 2006 and 2005; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at September 30, 2006 and December 31, 2005 were as follows (in thousands):

	September 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$23,695	$23,382	$25,695	$25,306
US Treasury securities	6,985	6,978	5,130	5,120
Mortgage backed securities	1,048	1,073	1,269	1,319
Corporate Bonds	500	454	494	455

TOTAL	$32,228	$31,887	$32,588	$32,200

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	3,898	3,919	4,089	4,076

TOTAL	$3,898	$3,919	$4,089	$4,076

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250 thousand) investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155 thousand) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190 thousand) investment in the common stock of Pacific Coast Bankers Bank and ($50 thousand) investment in an economic development company, each of these investments is reported at cost.

NOTE	3. Loans

Loan detail by category as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30 2006	December 31 2005
Commercial loans	$133,530	$124,611
Real estate loans	62,445	50,162
Consumer and other loans	8,199	8,991
Installment loans	6,892	5,079

TOTAL LOANS	$211,066	$188,843

Allowance for loan losses	(2,489)	(2,252)
Net deferred loan fees	(405)	(273)

NET LOANS	$208,172	$186,318

NOTE	4. Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for reasonably anticipated credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Accrued interest payable and other liabilities.” Changes in the allowance for loan losses during the three-month and nine-month, year-to-date periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three-months ended		Nine-months ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Balance, beginning of period	$2,430	$2,117	$2,252	$1,944
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	201	185	179	206

Balance, beginning of period, including OBS reserve	2,631	2,302	2,431	2,150
Provision for loan losses	90	90	270	234
Loan Charge-offs	(29)	(28)	(44)	(50)
Loan Recoveries	4	21	39	51

Balance, end of period, prior to adjustment for off-balance sheet items	2,696	2,385	2,696	2,385
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(207)	(112)	(207)	(112)

Balance, end of period	$2,489	$2,273	$2,489	$2,273

NOTE	5. Borrowed Funds

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

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

	Line amount (1) ($ in thousands)	Maturity		Collateral	Purpose	Outstanding as of:
						9/30/2006	12/31/2005
						($ in thousands)
Federal Home Loan Bank of Seattle (2)	$41,075	Annual	(3)	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$8,509	$6,815
KeyBank of Washington (5)	$10,000	7/1/2007		Unsecured	Short-term line of credit	—	—
	$100	7/1/2007		Unsecured	Supports foreign currency transactions	—	—
	$100	7/1/2008		Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (6)	$5,000	6/30/2007		Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	7/31/2007		Unsecured	Short-term line of credit	—	—
Zions Bank (5)	$1,500	No stated maturity		Unsecured	Short-term line of credit	—	—

					Total borrowed funds	$8,509	$6,815

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2)	Access to the FHLB line is conditioned to stock ownership; additional stock purchase may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). All of the balances outstanding for the reporting dates were intermediate or long-term.

(3)	The FHLB reviews its commitment annually and notifies the Bank that the arrangement will continue, but does not state an exact maturity date.

(4)	The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets.

(5)	Federal funds purchased lines of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days.

(6)	Federal funds purchased line of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days. May be extended to as much as thirty days.

NOTE	6. Capital Lease Liability

The capital lease liability outstanding on September 30, 2006 and December 31, 2005 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE	7. Material Contract

In the third-quarter 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; that facility will henceforth be known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. Expense related to the agreement will be recognized as “Other operating expense” and will affect (reduce) net income by about $25 thousand per quarter, beginning with the third-quarter 2006.

NOTE	8. Junior Subordinated Debentures

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

The following tables are a summary of current trust preferred securities at September 30, 2006 and December 31, 2005 (dollars in thousands):

September 30, 2006

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

December 31, 2005

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE	9. Stock-based Compensation

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

NOTE	10. Common Stock

On April 19, 2005, the Board of Directors declared a five-percent stock dividend payable on June 15, 2005 to shareholders of record as of May 16, 2005. On April 18, 2006, the Board of Directors declared a five-percent stock dividend payable on June 15, 2006 to shareholders of record as of May 15, 2006. Shares reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and nine-month, year-to-date periods ending September 30, 2006 and 2005, have been adjusted to reflect the stock dividends.

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

The Company’s President and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this report has been made known to them in a timely fashion. There was no significant change in the Company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 2.	Changes in Securities

From time to time, typically in instances where a stockholder owns less than one-hundred (100) shares, the Company will repurchase shares of its common stock at a price that is reflective of the last several trades reported on various Internet quotation services, such as www.otcbb.com. During the third quarter of 2006, the Company repurchased 70 shares at an average price of $17.83.

During the third quarter of 2006, employees exercised stock options granted by the Company in stock option agreements prepared in accordance with the Company’s Non-Qualified Stock Option Plan; employees purchased 13,770 shares of common stock with a weighted-average exercise price per share of $9.22 and an average market value, at the date of exercise, of $17.96.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed July 19, 2006. On July 19, 2006 the Company issued a press release announcing financial information for the second-quarter of 2006.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Randall L. Fewel
Randall L. Fewel, President and Chief Executive Officer

Date: November 9, 2006

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ Christopher C. Jurey
Christopher C. Jurey, Chief Financial Officer

Date: November 9, 2006