Form 10KSB
period 2006-12-31
NORTHWEST BANCORPORATION INC
filed 2007-03-21
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer’s revenues for its most recent fiscal year: $13,451,418.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the end of the Company’s fiscal year: $30,427,716 based on a trade transacted on December 29, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,236,460: as of March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 14, 2007 (the “2007 Proxy Statement”) have been incorporated by reference into Part I, item 4, Part I, item 5 and Part II, item 5 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

PART I

(ALTERNATIVE 2)

ITEM 1.    DESCRIPTION OF BUSINESS (Model B, Form 1-A, item 6.)

Business Development by Issuer and Subsidiaries

Northwest Bancorporation, Inc. (“the Company”) was incorporated as a Washington corporation on December 10, 1991. Effective June 10, 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations on October 2, 1989 as a Washington state-chartered commercial bank. The Bank operates eight branch offices in Washington and two branches in Idaho; both states allow for statewide branching.

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

The primary asset of the Company is the common stock of the Bank. The Company also owns one-hundred percent of the common stock of Northwest Bancorporation Capital Trust I, a trust established in 2005 for the purpose of issuing trust preferred securities; proceeds received by the trust from the issuance of the trust preferred securities were funded to the Company. The Bank’s operating results, financial position, and power and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2006 and 2005 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” in Part I, item 1 of this Annual Report. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington, and it has nine other branches located in the Spokane, Washington, Coeur d’Alene, Idaho, Post Falls, Idaho and Walla Walla, Washington areas. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of 440,706, Kootenai County, Idaho, with a population of 127,668 and Walla Walla County, Washington, with a population of 57,558; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2005. There is little concentration of industry in the Bank’s primary market area. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services. Information compiled by the Spokane Area Economic Development Council indicates that in Spokane County, government employment accounts for about 16% of total employment, followed by healthcare/social assistance (14%); retail trade (13%); manufacturing (9%); and, accommodations/food service (8%). Construction, wholesale trade and finance/insurance each account for about 5% of total employment. Kootenai County is developing a robust tourism industry and has a larger percentage of its employment base tied to that industry. Walla Walla County shows a higher reliance on agricultural employment. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to over 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

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

substantially all loans originated are sold to third-party investors. The mortgage department is housed in four Bank branches and maintains numerous correspondent relationships, as well as internal underwriting authority. Mortgage department income is derived from loan origination fees and payments received from mortgage servicing correspondents, who buy both the loan principal and the right to service the loan, and from fees and interest earned on new home construction loans made to individuals and builders.

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and point-of-sale purchases, Internet banking, on-line bill payment, and automatic drafts and transfers to and from various accounts. For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past two-years, just over seven-percent of Bank assets.

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

At present, there are 4 national, 4 regional and 16 local, independent community-based banks operating in the Bank’s primary market area (Spokane, Walla Walla and Kootenai counties) which offer services similar to, and which are in direct competition with, the Bank. Several of the community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions.

Based on industry information there are 18 commercial banks and savings banks in Spokane County, Washington, having a total of 126 locations and an estimated total of $6,253 million in deposits as of June 30, 2006, the most recent date for which information is readily available. Based on the same information there are 14 commercial banks and savings banks in Kootenai County, Idaho having a total of 41 locations and an estimated total of $1,572 million in deposits. Walla Walla County, Washington, reports 10 banks, 22 branches and $1,064 million in deposits.

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

Sarbanes-Oxley Disclosure Controls and Procedures.

Section 404 of the Sarbanes-Oxley Act of 2002, as implemented by the Securities and Exchange Commission (“SEC”) requires new internal controls and procedures for reporting companies. The Company is considered a non-accelerated filer by the SEC; the compliance date for non-accelerated filers, at this time, is December 15, 2007, there is a possibility that the compliance date may be delayed further.

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

The Bank.    As a Washington state-chartered commercial bank, the deposits of which are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is subject to various regulations, including the following:

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

FDIC Assessments.    The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The deposits of the Bank are insured by the DIF up to a maximum of $100,000 per depositor, with the exception of certain retirement accounts, which are insured up to a maximum of $250,000. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. In 2006, the semi- annual amount of FDIC assessments paid by individual insured depository institutions ranged from 0% to 0.27%, the Bank qualified to pay 0% to the DIF. In 2007, assessment rates will range from 0.05% to 0.43%; the Bank expects to be assessed between 0.05% and 0.07%.

Banks and other financial institutions insured by the DIF are also assessed to provide repayment of the Financing Corporation (“FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2006 was 1.32 basis points for the first quarter, 1.28 for the second quarter, 1.26 for the third quarter and 1.24 for the fourth quarter. The first-quarter 2007 rate is 1.22 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2006, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 9.69%, 11.46% and 12.66%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2006, the Bank held stock in the FHLB in the amount of $645,900.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2006 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 111 employees, representing 105 full time equivalent positions as of December 31, 2006; the Company, separate from the Bank, does not have any compensated employees.

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

The Bank has experienced growth in total assets of 13.6% and 11.1% for the fiscal years ended December 31, 2006 and 2005, respectively. Net loan growth, not including loans held for sale, was 15.5% and 18.3% for these same periods. Also for these same periods, loan losses net of recoveries were $4,899 and $43,321, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was at $2,586,094, or 1.19% of outstanding loans, on December 31, 2006 and $2,252,329, also 1.19% of outstanding loans, on December 31, 2005. For information on the Bank’s capital ratios as of December 31, 2006, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

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

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL.

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid	2005 Average balance	2005 Interest income / expense	2005 Average yield earned / rate paid
ASSETS:
Investment securities:
Taxable investments	$32,396	$1,412	4.36%	$34,892	$1,343	3.85%
Nontaxable investments	3,625	123	3.39%	3,130	107	3.42%

Total investment securities	36,021	1,535	4.26%	38,022	1,450	3.81%
Interest-bearing deposits with banks	1,231	60	4.87%	2,827	85	3.01%
Federal funds sold	3,659	181	4.95%	2,507	87	3.47%

Total investments	40,911	1,776	4.34%	43,356	1,622	3.74%
Real estate loans	62,257	5,276	8.47%	40,391	3,075	7.61%
Consumer loans	13,763	1,123	8.16%	11,526	837	7.26%
VISA/MC	1,106	77	6.96%	1,166	85	7.29%
Commercial loans	128,262	9,632	7.51%	121,263	8,292	6.84%

Total loans	205,388	16,108	7.84%	174,346	12,289	7.05%

Total earning assets	246,299	17,884	7.26%	217,702	13,911	6.39%
Less reserve for possible loan losses	(2,418)			(2,307)
Cash and due from banks	7,773			8,574
Other non-earning assets	12,935			10,978

Total assets	264,589			234,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	$13,453	$121	0.90%	$13,488	$100	0.74%
Money market accounts	41,317	872	2.11%	46,394	674	1.45%
Savings accounts	8,905	40	0.45%	7,696	31	0.40%
Other time deposits	91,118	3,965	4.35%	72,212	2,588	3.58%

Total interest-bearing deposits	154,793	4,998	3.23%	139,790	3,393	2.43%
Securities sold under repurchase agreements	21,125	907	4.29%	14,857	398	2.68%
Borrowed funds	7,994	428	5.36%	7,651	393	5.14%
Junior subordinated note	5,155	307	5.95%	2739	163	5.95%

Total borrowed funds	34,274	1,642	4.79%	25,247	954	3.78%

Total interest-bearing liabilities	189,067	6,640	3.51%	165,037	4,347	2.63%
Demand deposits	50,772			47,827
Other liabilities	1,466			1,130
Stockholders’ equity	23,284			20,953

Total liabilities and stockholders’ equity	$264,589			$234,947

Net interest income	$11,244			$9,564
Net interest spread	3.75%			3.76%
Net interest margin to average earning assets	4.57%			4.39%

COMMENTS

1. There were no out-of-period adjustments.

2. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3. Bank was not involved in any foreign activities.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2006	2005	Variance	2005 rate	Change in income due to change in volume	Change in rate	Difference in income 2006 volume due to rate change	Change in income due to change in rate and volume	Net change in income due to rate and volume changes
ASSETS
Loans	$205,388	$174,346	$31,042	7.05%	$2,188.0	0.79%	$1,384.5	$246.5	$3,819
Securities	36,021	38,022	(2,001)	3.81%	(76.3)	0.45%	170.3	(9.0)	85
Fed funds sold/interest bearing bank balances	4,890	5,334	(444)	3.24%	(14.4)	1.69%	90.0	(7.5)	69

Net change in total earning assets			28,597

Net change in income on total earning assets									3,973

LIABILITIES
NOW accounts	13,453	13,488	(35)	0.74%	(0.3)	0.16%	21.1	(0.1)	21
Money Market accounts	41,317	46,394	(5,077)	1.45%	(73.8)	0.66%	304.8	(33.4)	198
Savings accounts	8,905	7,696	1,209	0.40%	4.9	0.05%	3.5	0.6	9
Time deposits	91,118	72,212	18,906	3.58%	677.6	0.77%	554.6	145.2	1,377
Securities sold under repurchase agreements	21,125	14,857	6,268	2.68%	167.9	1.61%	239.7	101.1	509
Borrowed funds	7,994	7,651	343	5.14%	17.6	0.22%	16.8	0.8	35
Junior Subordinated Note	5,155	2,739	2,416	5.95%	143.8	0.00%	(0.0)	(0.0)	144

Net change, total interest bearing deposits			$24,030

Net change in expense on total interest bearing deposits									2,293

Net increase in net interest income									$1,680

II.    INVESTMENT PORTFOLIO.

Securities

The book and market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2006		December 31, 2005
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available-for-sale:
Obligations of federal government agencies	$23,195	$22,924	$25,695	$25,306
US Treasury securities	6,959	6,963	5,130	5,120
Mortgage backed securities	970	995	1,269	1,319
Corporate debt obligations	500	455	494	455

TOTAL	$31,624	$31,337	$32,588	$32,200

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	$3,972	$3,972	$4,089	$4,076

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2006 ($ in thousands, at amortized cost.):

	Within 1 year maturity	Weighted average yield	After 1 year but within 5 years maturity	Weighted average yield	After 5 years but within 10 years maturity	Weighted average yield	After 10 year maturity	Weighted average yield	Total	Weighted total average yield
U.S. Treasury	$6,959	4.96%	—	—	—	—	—	—	$6,959	4.96%
U.S. government agencies	1,000	3.00%	6,000	4.49%	11,890	4.41%	4,305	4.93%	23,195	4.47%
Mortgage pass-throughs (GNMA/FNMA)	—	—	—	—	—	—	970	6.58%	970	6.58%
Corporate bonds	—	—	—	—	—	—	500	3.00%	500	3.00%
State and political subdivisions	275	5.17%	904	4.67%	2,062	5.86%	731	6.80%	3,972	5.71%

Total by maturity and yield	$8,234	4.73%	$6,904	4.51%	$13,952	4.62%	$6,506	5.24%	$35,596	4.74%

Comment 1.    Weighted-average yields for securities-held-to-maturity (securities issued by State and political subdivisions) are presented on a federal tax-equivalent basis at a 34% effective tax rate.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III.    LOAN PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2006	2005
Commercial loans	$127,420	$124,611
Real estate loans	74,496	50,162
Installment loans	8,090	5,079
Consumer and other loans	8,102	8,991

TOTAL LOANS	218,108	188,843

Allowance for loan losses	(2,586)	(2,252)
Deferred loan fees, net of deferred costs	(400)	(273)

NET LOANS	$215,122	$186,318

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2006 ($ in thousands):

	Maturing
	Within 1 year maturity	After 1 year but within 5 year maturity	After 5 year maturity	TOTAL
Commercial	$29,561	$18,053	$79,806	$127,420
Real Estate Loans	52,154	5,844	16,498	74,496
Installment	1,691	787	5,612	8,090
Consumer and Other	6,559	19	1,524	8,102

Totals	$89,965	$24,703	$103,440	$218,108
Loans maturing with:
Fixed Rates	$11,248	$16,905	$33,094	$61,247
Variable Rates	78,717	7,798	70,346	156,861

Totals	$89,965	$24,703	$103,440	$218,108

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

	December 31
	2006	2005
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$320	$405
Loans contractually past due ninety days or more as to interest or principal	$0	$19
Gross interest income which would have been recorded under original terms	$11	$18
Gross interest income recorded during the period	$3	$0

C.2.	As of the end of the most recent reported period, December 31, 2006, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of net losses by loan type for the past two years:

	December 31
	2006	2005
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$217,708	$188,570
YTD average net loans	$205,388	$174,346
Balance of allowance for possible loan losses at beginning of period	$2,430	$2,150
Loan charge-offs:
Commercial	(28)	(14)
Real Estate	0	(25)
Installment & Credit Card	(21)	(68)

Total Charge-offs	(49)	(107)
Recoveries of loans previously charged-off:
Commercial	0	8
Real Estate	17	25
Installment & Credit Card	27	30

Total Recoveries	44	63

Net Charge-offs	(5)	(44)
Provision charged to expense	360	324

Balance, end of year, prior to adjustment for off-balance sheet items	2,785	2,430
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(199)	(178)

Balance, end of year	$2,586	$2,252

Ratio of net charge-offs during period to average loans outstanding	0.00%	0.03%

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31, 2006		December 31, 2005
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$627	22.51%	$291	11.98%
Secured by farmland (pass)	1	0.04%	1	0.04%
Home equity loans (pass)	60	2.15%	42	1.73%
Revolving loans secured by 1-4 family residential (pass)	66	2.37%	91	3.74%
Secured by multi-family residential (pass)	50	1.80%	62	2.55%
Secured by non-farm, non-residential real estate (pass)	401	14.40%	358	14.73%
Commercial and industrial loans (pass)	283	10.16%	270	11.11%
Loans to individuals (pass)	188	6.75%	159	6.54%
Credit card loans	134	4.81%	128	5.27%
All other loans and leases (pass)	3	0.11%	3	0.12%
Mortgage loans held for sale	0	0.00%	0	0.00%
Specifically Identified Potential Loss *	621	22.30%	800	32.93%
Commitments to Lend under Lines/Letters of Credit	199	7.15%	178	7.33%
Supplementary Allowance/Non-specific Factors	152	5.45%	47	1.93%

	$2,785	100.00%	$2,430	100.00%

*	Classified and criticized loans (risk category 7, 8 & 9) loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 7, 8 & 9 are reported as “Specifically Identified Potential Loss.”

V.    DEPOSITS.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2006		2005
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$50,772	n/a	$47,827	n/a
Interest Bearing Deposits:
NOW Accounts	13,453	0.90%	13,488	0.74%
Money Market Accounts	41,317	2.11%	46,394	1.45%
Savings Accounts	8,905	0.45%	7,696	0.40%
Time Deposits	91,118	4.35%	72,212	3.58%

Total Interest Bearing Deposits	$154,793	3.23%	$139,790	2.43%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2006	2005
3 months or less	$12,271	$10,186
Over 3 through 6 months	2,118	831
Over 6 through 12 months	4,373	4,130
Over 1 year through 5 years	19,897	14,054
Over 5 years	0	110

	$38,659	$29,311

VI.    RETURN ON EQUITY AND ASSETS.

Ratios for the years ended December 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Ratio:
Return on Average Assets	1.05%	0.92%
Return on Average Equity	11.94%	10.31%
Average Equity to Average Assets	8.80%	8.92%
Dividend Payout Ratio	12.31%	13.19%

VII.    SHORT-TERM BORROWINGS.

As of the most recent reporting period, December 31, 2006, the Company had no short-term borrowings; the Bank had short-term borrowings (federal funds purchased) of $3,630 (thousand). The Bank repaid its short-term borrowings on January 2, 2007.

Rate Shock

Each month, the Bank performs an analysis (the Rate Shock Analysis) of the effect that a sudden increase or decrease in interest rates would have on net interest income and the value of the Bank’s equity. The Rate Shock Analysis presents estimates of the effect of an immediate change in rates of as much as +300 basis points and -300 basis points (+3% to -3%) as applied to all earning assets and interest bearing liabilities. Depending upon the re-pricing characteristics of the Bank’s assets and liabilities, such a sudden change in rates can be expected to have either a positive or negative effect on Bank net interest income; the value of the Bank’s equity will, likewise, be affected. Considering net interest income, for example, if substantially all of the Bank’s deposits are fixed rate and substantially all of the Bank’s loans are variable rate, an increase in interest rates would, initially, cause interest income to rise, while interest expense would not change. As a result, net interest income would increase until such time as deposits renewed or matured and were replaced with higher rate deposits. On the other hand, if rates were to decrease, the Bank would experience a decrease in net interest income. Sudden changes in interest rates will have a similar effect on the value of the Bank’s equity; however, the effect on the value of equity will normally be the opposite of the effect on net interest income. Non-interest income and non-interest expense are assumed to remain constant.

The Company issued junior subordinated debentures, in the amount of $5,155 (thousand), to Northwest Bancorporation Capital Trust I in June 2005. The Trust issued capital securities in the amount of $5,000 (thousand) to third-party investors and $155 (thousand) in common securities to the Company. The capital securities (trust preferred securities) issued to third-parties were issued at a fixed rate of 5.95%, through June 2010, at which time, if not redeemed by the Trust, they re-price to three-month LIBOR plus 1.70%, adjustable quarterly. This source of funding is not considered in the Rate Shock Analysis that the Bank performs monthly or the results of that analysis, presented below. Because the trust preferred securities were issued with a favorable five-year fixed rate and an acceptable spread to LIBOR (once the fixed rate converts to a variable rate, in July 2010), changing market rates are not expected to have a negative impact on the Company’s financial condition.

Presented below are the results of the analysis performed on the Bank’s financial information as of December 31, 2006. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed December 31, 2006 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreased of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed December 31, 2006, presented to indicate the estimated effect of changing rates on book value of equity, are within established limits.

Net Interest Income and Market Value

Summary Performance

	($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,611	$531	4.40%	$19,756	($6,665)	-25.23%
+200	12,437	357	2.96%	21,928	(4,493)	-17.00%
+100	12,260	180	1.49%	24,181	(2,240)	-8.48%
Base	12,080	0	0.00%	26,421	0	0.00%
-100	11,878	(202)	-1.67%	28,653	2,232	8.45%
-200	11,667	(413)	-3.42%	31,000	4,579	17.33%
-300	$11,321	($759)	-6.28%	$33,485	$7,064	26.74%

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

ITEM 2.    DESCRIPTION OF PROPERTY (Model B, Form 1-A, item 7.)

The Company did not own or lease any real or personal property during the 2006 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank.

The Bank owns the real property for the Northpointe and Ruby branches located in Spokane, Washington, the Coeur d’Alene branch, located in Coeur d’Alene, Idaho and the Post Falls branch, located in Post Falls, Idaho. In 2006, the Bank purchased property in the north Idaho cities of Hayden and Spirit Lake and has received regulatory approval to open branches in those communities. The Bank anticipates beginning construction on these two branches in early 2007, with anticipated completion around October 1st.

The Bank owns property held for future development located on East Sprague Avenue in Spokane. No timeline for development of a branch at this location has been established.

The Bank owns the building for the South Hill branch located in south Spokane, which is constructed on leased land.

In 2006, the Bank entered into a long-term lease of property on Francis Avenue, in north Spokane. An existing tenant agreed to sub-lease the property through April 2007. The Bank anticipates seeking approval to establish a branch location at the Francis Avenue site upon expiration of the sub-lease; this would entail demolition of the existing building improvements and construction of a new branch facility.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane. The Bank also leases additional, adjacent space, which is used for a drive-through banking station and parking facilities.

The Bank leases space for three other branches situated inside of retail grocery stores. The branches are located in or near Spokane (the Spokane Valley branch, the Airway Heights branch and the Indian Trail branch). The Bank leases additional office space situated in the same retail grocery store as its Spokane Valley branch; this office is used by four employees of the Bank’s mortgage department.

The Bank leases office space in the Marcus Whitman Hotel, located in Walla Walla, Washington; the Bank opened a loan production office (LPO) in that facility in January 2005 and converted the LPO into a full-service branch during the third-quarter of the same year.

In addition its owned locations, the Bank has made significant improvements in its ground-lease location and in leasehold improvements at the five leased locations. As of December 31, 2006, the total net book value of the Bank’s consolidated land, premises and equipment was $7,252,448.

ITEM 3.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES (Model B, Form 1-A, item 8.)

Directors

The Board of Directors of the Company currently consists of fifteen members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one-third of the Board would be in its second year of service and another one-third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

Dwight B. Aden, Jr.—Mr. Aden is 64 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Katie Brodie—Ms. Brodie is 60 and was appointed to fill vacant director positions at the Bank and the Company at director’s meetings held on November 21, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2007. During the past five years, Ms. Brodie worked as property manager for Idaho Forest Industries, served as County Commissioner of Kootenai County, Idaho from 2004 to 2006 and is currently executive director of Concerned Business of North Idaho.

Jimmie T.G. Coulson—Mr. Coulson is 73 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2008. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 69 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2008. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 60 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 69 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 58 and has been a director of the Bank and the Company since May 16, 2000 and has served as the President and Chief Executive Officer of the Bank and the Company since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2009. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

Clark H. Gemmill—Mr. Gemmill is 63. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. During the past five years, he has been a Vice President with UBS Financial Services, Inc., a financial investment firm with a branch office in Spokane, Washington.

Bryan S. Norby—Mr. Norby is 49. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. Mr. Norby is a certified public accountant and during the past five years has been Treasurer and Financial Analyst for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 72 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Phillip L. Sandberg—Mr. Sandberg is 74 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Sandberg’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on October 20, 1998, Mr. Sandberg had been the President and Chief Executive Officer of Sandberg Securities, an independent investment services firm in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 70; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. From June 10, 2002 through December 31, 2005, when he retired, Mr. Schunter served as the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 68 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2007. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

James R. Walker—Mr. Walker is 73 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Walker’s current term as a director will expire at the annual meeting of the shareholders to be held in 2007. Mr. Walker retired in 1993. For the twenty-five years prior to his retirement, he was the President of Hazen & Clark, Inc., a general contracting firm located in Spokane, Washington.

Jennifer West—Ms. West is 42 and was appointed to fill vacant director positions at the Bank and the Company at director’s meetings held on November 21, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2007. During the past five years, Ms. West has worked as General Manager of the Spokane office of Hill & Knowlton, an international company specializing in public relations and public affairs. In December 2006, she was named Chief Operating Officer of the three Northwest offices of Rocky Hill & Knowlton.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 36 and is an officer of the Bank and Secretary/Treasurer of the Company. She is a certified public accountant and has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Christopher C. Jurey—Mr. Jurey is 57 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees of the Bank

James M. Abrahamson—Mr. Abrahamson is 65 and has been an officer of the Bank since 1996. He currently is a Senior Vice President and Chief Credit Offer. Mr. Abrahamson plans to retire in May 2007.

Douglas J. Beaudoin—Mr. Beaudoin is 55 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Elizabeth A. Herndon—Ms. Herndon is 52 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 51 and has been an officer of the bank since 2001. Prior to that time, between 1989 and 2001, Mr. Jacobson worked as a Vice President in the private banking department of a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and North Idaho Division Manager.

Mark V. Dresback—Mr. Dresback is 47 and has been an officer of the Bank since 2001. Prior to that time, between 1994 and 2001, Mr. Dresback worked as a commercial loan officer at a community based financial institution headquartered in Spokane. He currently is a Senior Vice President and Commercial Team Leader.

The Company has a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer and persons performing functions similar to a controller, as well as other officers, directors and employees of the Company. The code of ethics was filed as an exhibit to the Company’s 2005 Annual Report. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

Northwest Bancorporation, Inc.

Attention: Christopher C. Jurey

421 W. Riverside Avenue

Spokane, WA 99201

(509) 456-8888

Audit Committee Matters

The Company’s Board of Directors has a separately designated standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements. The Audit Committee is comprised solely of directors Bryan S. Norby, Phillip L. Sandberg, Dwight B. Aden, Jr., Harlan D. Douglass, Freeman B. Duncan, Donald A. Ellingsen, M.D. and James R. Walker, each of whom is an independent director. The Audit Committee has oversight responsibilities of the Company’s financial statements and the financial reporting process, preparation of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the systems of internal financial controls, the internal audit function and the annual independent audit of the Company’s financial statements. Mr. Norby has been designated as the Audit Committee “financial expert” as defined by the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that Mr. Norby has the attributes required by Item 401(e) of Regulation S-B to act in that capacity.

ITEM 4.    REMUNERATION OF DIRECTORS AND OFFICERS (Model B, Form 1-A, item 9.)

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 4 is included under the caption “Remuneration of Directors and Officers” in the 2007 Proxy Statement and is incorporated in this Item 4 by reference.

ITEM 5.	SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS (Model B, Form 1-A, item 10.)

The Company does not have any compensated officers; the information in this item is provided for each director and executive officer of the Company and the Bank.

As of December 31, 2006, officers and directors as a group own of record, to the knowledge of the Company, 579,177 shares of common stock of the Company, representing 25.90% of the outstanding shares of common stock. No shareholder of record presently owns more than ten-percent (10%) of the outstanding shares of common stock of the Company, nor would the exercise of stock options increase any shareholder ownership of record to more than ten-percent (10%).

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

Name and Position	Number of Shares Beneficially Owned(1)	Notes	Percentage of Class
Harlan D. Douglass, Director	222,880	(2)(6)	9.97%
Frederick M. Schunter, Director	65,284	(2)	2.92%
Clark H. Gemmill, Director	49,725		2.22%
Jimmie T.G. Coulson, Director	46,768	(2)(3)	2.09%
Phillip L. Sandberg, Director	40,493		1.81%
James R. Walker, Director	38,057	(2)	1.70%
Richard H. Peterson, Director	35,465		1.59%
Christopher C. Jurey, EVP/Chief Financial Officer	21,883		*
William E. Shelby, Chairman	15,263		*
Donald A. Ellingsen, Director	12,105	(4)	*
Randall L. Fewel, President/Chief Executive Officer	11,687		*
Bryan S. Norby, Director	9,251	(2)	*
Freeman B. Duncan, Director	5,115	(5)	*
Dwight B. Aden Jr., Director	4,711		*
Holly A. Austin, SVP/Cashier, Secretary/Treasurer	490		*

Total	579,177	(2-6)	25.90%

 * Less than 1.0%

(1)	Shares held directly with sole voting and investment power, unless otherwise indicated.

(2)	Includes shares held with or by his/her spouse.

(3)	Includes 5,328 shares held by CINV.

(4)	Includes 9,165 shares held by Spokane Eye Clinic.

(5)	Includes 3,627 shares held in the Freeman B. Duncan Profit Sharing Plan and 832 shares held in the National Associates Spokane Corp. FBO Freeman Duncan Profit Sharing Plan.

(6)	Includes 4,170 shares held by Harlan Douglass, Inc.

Stock Option Plan

On May 15, 2006, stockholders approved the Inland Northwest Bank 2006 Share Incentive Plan and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. At a meeting of the Board of Directors in July 2006, the Directors delegated the administration of the Plan to the Compensation and Insurance Committee. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share-based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for stock-based compensation using the intrinsic value-based method of recognizing compensation costs outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

The decision as to whether to award restricted stock grants or options may vary from time-to-time or from employee to employee, at the discretion of the Bank’s Compensation and Insurance Committee; however, it is anticipated that restricted stock will be awarded, primarily, to promote the long-term interests of the Company by retaining key Bank employees and stock options will be awarded, primarily, to attract key Bank employees. The maximum number of stock options and restricted shares that may be awarded under the Plan, as adjusted for stock dividends, is 366,583. At December 31, 2006, 200,080 shares and/or options were available for award to employees.

Restricted stock awards cliff-vest after a three-year period and, therefore, the fair value of these awards will be recognized ratably over a three-year period as compensation expense. Stock options vest over a five-year period and expire at the end of ten-years. The fair value of these awards will be recognized ratably over the vesting period as compensation expense. At December 31, 2006, restricted stock awards of 10,150 shares of common stock and stock options representing 120,136 shares of common stock were outstanding. None of the restricted stock awards outstanding have vested as of December 31, 2006. Options representing 100,932 shares have vested as of December 31, 2006.

The following table details stock options and restricted stock grants awarded to the Company’s Chief Executive Officer and other executive officers of the Company.

Name of Holder	Expiration Date	Title and Amount of Securities Called for by Options, Warrants or Rights	Effective Exercise Price [1]	Date Exercisable if not Currently Exercisable
Randall L. Fewel	12/15/07	Option—1,548	8.40	2
	12/14/08	Option—2,814	11.37	2
	12/20/09	Option—2,814	11.37	2
	12/18/10	Option—4,020	7.46	2
	06/30/11	Option—12,763	7.84	2
	12/17/12	Option—6,078	8.31	3
	12/16/13	Option—3,473	11.49	4
	12/20/14	Option—2,205	12.56	5
	07/18/09	Restricted stock award 1,000	—	07/18/09
	12/19/09	Restricted stock award 1,000	—	12/19/09

Christopher C. Jurey	12/15/07	Option—1,548	8.40	2
	12/14/08	Option—2,814	11.37	2
	12/20/09	Option—2,814	11.37	2
	12/18/10	Option—2,680	7.46	2
	12/17/12	Option—1,823	8.31	3
	12/16/13	Option—1,736	11.49	4
	12/20/14	Option—1,103	12.56	5
	07/18/09	Restricted stock award 700	—	07/18/09
	12/19/09	Restricted stock award 600	—	12/19/09

Holly A. Austin	12/14/08	Option—1,407	11.37	2
	12/20/09	Option—2,814	11.37	2
	12/18/10	Option—2,680	7.46	2
	12/17/12	Option—608	8.31	3
	12/16/13	Option—1,158	11.49	4
	12/20/14	Option—827	12.56	5
	07/18/09	Restricted stock award 400	—	07/18/09
	12/19/09	Restricted stock award 400	—	12/19/09

(1)	The number of shares subject to the option has been increased to reflect the declaration of stock dividends after the options were granted and the stock split effective May 28, 1999; the exercise price also has been adjusted to correspond with the increase in shares.

(2)	Options are fully vested and exercisable.

(3)	Options are exercisable to the extent that they are currently vested—80%.

(4)	Options are exercisable to the extent that they are currently vested—60%.

(5)	Options are exercisable to the extent that they are currently vested—40%.

ITEM 6.	INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS (Model B, Form 1-A, item 11.)

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2006 and 2005, were $2,363,141 and $2,053,487, respectively. During the years ended December 31, 2006 and 2005, total principal additions were $673,262 and $1,994,109 and total principal payments were $363,608 and $2,250,859, respectively. Aggregate deposit balances with related parties at December 31, 2006 and 2005, were $2,200,330 and $1,552,675, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

PART II

ITEM 1.    MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “NBCT.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the Company’s last two fiscal years is set forth below.

	(adjusted for 5% stock dividends in May 2006 and 2005)
	2006		2005
	High	Low	High	Low
January 1 – March 31	$18.81	$16.43	$15.42	$12.70
April 1 – June 30	$18.10	$17.14	$14.96	$13.99
July 1 – September 30	$18.25	$17.60	$15.24	$14.76
October 1 – December 31	$19.00	$17.65	$16.48	$14.90

The Company declared a 5% stock dividend, payable June 15, 2006, to holders of record May 15, 2006; 105,444 shares were issued on June 15, 2006.

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Holders

As of December 31, 2006, there were approximately 419 holders of record of the Company’s common stock, including shares held, to the best knowledge of the Company, by 23 non-affiliated depositories. These non-affiliated depositories hold shares for at least 131 individual shareholders. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

Dividends

On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share cash dividend, which was paid on June 15, 2006 to shareholders of record as of May 12, 2006. On April 19, 2005, the Board of Directors declared a fourteen-cent ($0.14) per share cash dividend, which was paid on June 15, 2005 to shareholders of record as of May 6, 2005.

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

Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	120	$9.95	200
Equity compensation plans not approved by security holders	0	0.00	0

	120	$9.95	200

ITEM 2.	DESCRIPTION OF EXHIBITS

The Company previously has filed, electronically, the documents required to be filed as Exhibits Nos. 2, 3 and 6 of Part III of Form 1-A. The Certifications of Randall L. Fewel, President and Chief Executive Officer and Christopher C. Jurey, Chief Financial Officer, are being filed with this report as Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Part II, Item 2.

ITEM 3.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent accountant of the Company or the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the 2006 fiscal year.

ITEM 5.	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item regarding the Company’s officers and directors is incorporated herein by reference to the sections entitled “Proposal 1—Election of Directors” and “Executive Compensation—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and its subsidiary, Inland Northwest Bank, as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington

March 19, 2007

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
A S S E T S
Cash and due from banks	$12,131,668	$8,336,707
Interest bearing deposits in other institutions	68,630	205,222
Federal funds sold	167,895	2,028,408
Securities available for sale	31,337,393	32,200,153
Securities held to maturity, fair value 2006 $3,971,944 and
2005 $4,075,613	3,971,864	4,088,517
Federal Home Loan Bank stock, at cost	645,900	645,900
Loans receivable, net of allowance for loan losses 2006 $2,586,094;
2005 $2,252,329	215,122,007	186,317,944
Loans held for sale	1,574,718	148,000
Premises and equipment, net	7,252,448	5,650,373
Accrued interest receivable	1,372,731	1,040,207
Foreclosed real estate and other repossessed assets	—	16,521
Bank owned life insurance	3,432,503	3,313,771
Other assets	1,868,862	1,473,254

TOTAL ASSETS	$278,946,619	$245,464,977

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$210,932,995	$192,042,730
Securities sold under agreements to repurchase	25,783,940	17,754,671
Accrued interest payable	765,415	491,977
Federal funds purchased	3,630,000	—
Borrowed funds	12,160,171	12,569,338
Other liabilities	1,153,494	919,893

Total liabilities	254,426,015	223,778,609

COMMITMENTS AND CONTINGENCIES (Notes 5 and 10)

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,236,460 and 2,108,864 shares	20,820,819	18,636,573
Retained earnings	3,889,105	3,306,113
Accumulated other comprehensive loss	(189,320)	(256,318)

Total stockholders’ equity	24,520,604	21,686,368

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,946,619	$245,464,977

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2006	2005
Interest Income:
Loans receivable, including fees	$16,107,894	$12,064,554
Investment securities:
U.S. government agency securities	1,103,551	1,159,119
U.S. treasury securities	259,283	140,506
Other securities	172,310	150,697
Federal funds sold and interest bearing deposits	241,008	171,868

Total interest income	17,884,046	13,686,744

Interest Expense:
Deposits	4,998,335	3,393,232
Borrowed funds and securities sold under agreements to repurchase	1,641,690	953,741

Total interest expense	6,640,025	4,346,973

Net interest income	11,244,021	9,339,771
Provision for loan losses	360,000	324,000

Net interest income after provision for loan losses	10,884,021	9,015,771

Noninterest Income:
Service charges on deposits	885,948	953,605
Net gains from sale of loans	612,206	626,372
Other income	709,242	616,279

	2,207,396	2,196,256

Noninterest Expense:
Salaries and employee benefits	5,232,840	4,565,934
Occupancy expense	914,148	769,269
Equipment expense	555,277	476,068
Loss on foreclosed real estate and other repossessed assets	5,120	158,991
Other operating expenses	2,253,740	2,061,008

	8,961,125	8,031,270

Net income before income taxes	4,130,292	3,180,757
Income tax expense	1,350,392	1,020,544

NET INCOME	$2,779,900	$2,160,213

Basic earnings per share	$1.24	$0.98

Diluted earnings per share assuming full dilution	$1.22	$0.96

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2004	2,004,901	$16,943,428	$3,063,164	$(45,110)	$19,961,482
Net income	—	—	2,160,213	—	2,160,213	$2,160,213
Stock sold	60	494	—	—	494
Stock issued to directors	3,700	60,347	—	—	60,347
5% stock dividend	100,203	1,632,304	(1,632,304)	—	—
Fractional shares paid in cash	—	—	(3,417)	—	(3,417)
Cash dividend ($0.14 per share)	—	—	(281,543)	—	(281,543)
Net change in unrealized loss on available for sale securities, net of taxes	—	—	—	(211,208)	(211,208)	(211,208)

Comprehensive income						$1,949,005

Balance, December 31, 2005	2,108,864	18,636,573	3,306,113	(256,318)	21,686,368
Net income	—	—	2,779,900	—	2,779,900	$2,779,900
Stock repurchased	(200)	(3,522)	—	—	(3,522)
Stock sold	18,652	167,162	—	—	167,162
Stock issued to directors	3,700	68,339	—	—	68,339
Equity-based compensation	—	97,507	—	—	97,507
5% stock dividend	105,444	1,854,760	(1,854,760)	—	—
Fractional shares paid in cash	—	—	(4,000)	—	(4,000)
Cash dividend ($0.16 per share)	—	—	(338,148)	—	(338,148)
Net change in unrealized loss on available for sale securities, net of taxes	—	—	—	66,998	66,998	66,998

Comprehensive income						$2,846,898

Balance, December 31, 2006	2,236,460	$20,820,819	$3,889,105	$(189,320)	$24,520,604

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,779,900	$2,160,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562,193	458,610
Provision for loan losses	360,000	324,000
Provision for losses on foreclosed real estate and other repossessed assets	5,120	125,406
Accretion of securities discounts	(195,706)	(74,232)
Amortization of securities premiums	24,044	2,475
Increase in cash surrender value of bank owned life insurance	(118,732)	(121,049)
Loss on disposal of assets	3,812	1,074
Net loss (gain) on sale of foreclosed real estate and other repossessed assets	—	33,585
Stock dividends received	—	(2,600)
Deferred income taxes	(53,192)	(139,200)
Equity-based compensation expense	41,183	—
Change in assets and liabilities:
Accrued interest receivable	(332,524)	(209,059)
Other assets	(376,929)	(769,033)
Loans held for sale	(1,426,718)	475,263
Accrued interest payable	273,438	132,113
Other liabilities	233,601	(3,893)

Net cash provided by operating activities	1,779,490	2,393,673

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	1,860,513	(974,563)
Securities available for sale:
Proceeds from maturities and principal payments	20,749,104	15,531,545
Purchases	(19,591,567)	(9,698,592)
Securities held to maturity:
Proceeds from maturities and principal payments	535,000	335,000
Purchases	(439,951)	(1,737,185)
Purchases of premises and equipment	(2,168,080)	(1,153,923)
Proceeds from sale of premises and equipment	—	2,250
Proceeds from sale of foreclosed real estate and other repossessed assets	11,401	584,023
Net increase in loans	(29,164,063)	(29,240,703)

Net cash used by investing activities	(28,207,643)	(26,352,148)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$18,890,265	$15,006,075
Net increase (decrease) in securities sold under agreements to repurchase	8,029,269	4,758,858
Proceeds from issuance of common stock	235,501	60,841
Excess tax benefit, equity-based compensation	56,324	—
Payment of fractional shares	(4,000)	(3,417)
Repurchase of common stock	(3,522)	—
Payment of cash dividends	(338,148)	(281,543)
Proceeds from issuance of borrowed funds	3,000,000	7,000,000
Proceeds from issuance of junior subordinated debentures	—	5,155,000
Repayment of borrowed funds	(3,409,167)	(5,400,336)
Net decrease in structured notes	—	(3,980,391)
Net increase in fed funds purchased	3,630,000	—

Net cash provided by financing activities	30,086,522	22,315,087

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,658,369	(1,643,388)
Cash and cash equivalents, beginning of year	8,541,929	10,185,317

Cash and cash equivalents, end of year	$12,200,298	$8,541,929

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$6,366,587	$4,214,860

Income taxes	$1,528,653	$1,126,308

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$101,512	$(320,012)

Acquisition of real estate and other repossessed assets in settlement of loans	$—	$37,000

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES
Premises acquired through capital lease obligation	$—	$600,404

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Company) and its wholly-owned subsidiary, Inland Northwest Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business:

The Bank is a state chartered commercial bank under the laws of the state of Washington, and provides banking services primarily in eastern Washington and northern Idaho. The Bank is subject to competition from other financial institutions, as well as nonfinancial intermediaries. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Securities available for sale:

Securities available for sale consist of bonds, notes and mortgage-backed securities not classified as securities held to maturity or trading securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

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

Loans:

The Bank grants mortgage, commercial, installment and consumer loans to its customers. A substantial portion of the loan portfolio is represented by loans throughout eastern Washington and northern Idaho. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments, principal, or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

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

Foreclosed real estate and other repossessed assets:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new carrying value. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less selling cost. An allowance for impairment losses is used for declines in estimated fair value.

Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock compensation plan:

At December 31, 2005, the Bank had a nonqualified stock option plan for key employees, which has subsequently been amended and which is described more fully in Note 14. Prior to January 1, 2006, the Company

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

and the Bank accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. For the year ended December 31, 2005, no stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company and the Bank had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value assumptions for options granted in 2005 are based on a risk-free interest rate of 3.94%, 7 year expected life, 21.68% expected volatility and a 1.00% expected dividend rate.

December 31, 2005
Net income, as reported	$2,160,213
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,816)

Pro forma net income	$2,133,397

Earnings per share:
Basic, as reported	$0.98

Basic, pro forma	$0.96

Diluted, as reported	$0.96

Diluted, pro forma	$0.94

Earnings per share:

Earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Earnings per share assuming full dilution reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company related solely to outstanding stock options, and are determined using the treasury stock method (see Note 19).

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2006	2005
Unrealized holding gains/(losses) on available for sale securities	$101,512	$(320,012)
Reclassification adjustment for gains realized in income	—	—

Net unrealized losses	101,512	(320,012)
Tax effect	(34,514)	108,804

NET OF TAX AMOUNT	$66,998	$(211,208)

Reclassifications:

Certain reclassifications have been made in the December 31, 2005 consolidated financial statements in order to conform to the December 31, 2006 presentation, with no effect on previously reported net income or stockholders’ equity.

New accounting pronouncements:

SFAS 157, Fair Value Measurements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its financial position or results of operations.

FIN No. 48, Accounting for Uncertainty in Income Taxes—On July 13, 2006, FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material impact on the Company.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $120,700 and $139,218, respectively.

Note 2—Investments in Securities

Securities held by the Bank have been classified in the consolidated statement of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2006 and 2005, were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$23,195,000	$4,370	$(275,583)	$22,923,787
U.S. treasury securities	6,959,627	10,476	(7,283)	6,962,820
Corporate debt obligations	500,000	—	(44,740)	455,260
Mortgage backed securities	969,616	25,910	—	995,526

	$31,624,243	$40,756	$(327,606)	$31,337,393

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$25,695,000	$1,312	$(390,073)	$25,306,239
U.S. treasury securities	5,129,924	—	(10,304)	5,119,620
Corporate debt obligations	494,357	—	(39,167)	455,190
Mortgage backed securities	1,269,232	49,872	—	1,319,104

	$32,588,513	$51,184	$(439,544)	$32,200,153

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$3,971,864	$25,655	$(25,575)	$3,971,944

	December 31, 2005
Securities held to maturity:
State and municipal securities	$4,088,517	$22,999	$(35,903)	$4,075,613

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	December 31, 2006
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$399,236	$(764)	$21,520,182	$(274,819)	$21,919,418	$(275,583)
U.S. treasury securities	3,165,480	(7,283)	—	—	3,165,480	(7,283)
Corporate debt obligations	455,260	(44,740)	—	—	455,260	(44,740)
State and municipal securities	2,595,264	(24,486)	198,911	(1,089)	2,794,175	(25,575)

	$6,615,240	$(77,273)	$21,719,093	$(275,908)	$28,334,333	$(353,181)

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2006, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At December 31, 2006, forty-four securities have unrealized losses.

At December 31, 2006 and 2005, securities available for sale with an amortized cost of $23,847,055 and $21,697,664, respectively, were pledged to secure the Bank’s performance of its oblications under repurchase agreements. The market value of these securities was $23,585,965 and $21,387,660 at December 31, 2006 and 2005, respectively. Securities held to maturity with an amortized cost of $3,971,864 and $521,660 at December 31, 2006 and 2005, respectively, were pledged to secure the Bank’s performance of its obligations under repurchase agreements. The market value of these securities was $3,971,944 and $514,861 at December 31, 2006 and 2005, respectively. Securities available for sale with an amortized cost of $2,064,557 and $2,110,925 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits for purposes required or permitted by law. The market value of these securities was $2,038,438 and $2,094,230 at December 31, 2006 and 2005, respectively. Securities available for sale with an amortized cost of $5,712,630 and $5,879,924 at December 31, 2006 and 2005, respectively, were pledged to the Federal Reserve Bank. The market value of these securities was $5,712,990 and $5,857,433 at December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, there were no sales of securities available for sale.

The scheduled maturities of securities held to maturity and securities available for sale at December 31, 2006, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$275,243	$274,971	$7,959,627	$7,956,570
Due from one year to five years	904,409	896,065	6,000,000	5,959,210
Due from five to ten years	2,061,482	2,060,860	11,890,000	11,737,665
Due after ten years	730,730	740,048	4,805,000	4,688,423
Mortgage backed securities	—	—	969,616	995,525

	$3,971,864	$3,971,944	$31,624,243	$31,337,393

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Federal Home Loan Bank Stock (FHLB)

The Bank’s investment in the Federal Home Loan Bank of Seattle (class B stock) is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB and generally require five years prior written notice to FHLB.

The Seattle FHLB is regulated by the Federal Housing Finance Board (the “Finance Board”). In connection with a 2004 examination, the Seattle FHLB presented a three-year business and capital management plan to the Finance Board’s Office of Supervision. In a Written Agreement with the Seattle FHLB, the Finance Board accepted the plan subject to certain restrictions on stock repurchases and dividend payments. The Seattle FHLB did not pay dividends on its stock in 2005. On January 12, 2007, the Finance Board terminated the Written Agreement. According to the Seattle FHLB, the termination of the agreement was because it is now in full compliance with the terms of the agreement and that it has made significant progress in implementing its business and capital management plan. The Seattle FHLB did pay a small dividend in late 2006, based on third-quarter 2006 earnings. Future dividend payments are subject to a formula outlined in the Seattle FHLB’s Form 8-K filing with the Securities and Exchange Commission, dated October 11, 2006.

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statement of financial condition were as follows:

	December 31,
	2006	2005
Commercial	$127,420,075	$124,611,102
Real estate	74,496,452	50,162,043
Installment	8,089,752	5,079,144
Consumer and other	8,101,648	8,990,996

	218,107,927	188,843,285
Allowance for loan losses	(2,586,094)	(2,252,329)
Net deferred loan fees	(399,826)	(273,012)

	$215,122,007	$186,317,944

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2006	2005
Balance, beginning of year	$2,252,329	$1,943,760
Reverse prior year reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items	178,190	206,080

Balance, beginning of year, including OBS reserve	2,430,519	2,149,840
Provision charged to operations	360,000	324,000
Loans charged off, net of recoveries	(4,899)	(43,321)

Balance, end of year, prior to adjustment for off-balance sheet items	2,785,620	2,430,519

Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Accrued interest payable and other liabilities”	(199,526)	(178,190)

Balance, end of year	$2,586,094	$2,252,329

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The loans fall into the following fixed and variable components:

	December 31,
	2006	2005
Fixed rate loans	$61,246,767	$53,476,753
Variable rate loans	156,861,160	135,366,532

	$218,107,927	$188,843,285

Impairment of loans having recorded investments of $467,278 and $634,876 at December 31, 2006 and 2005, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $265,760 and $309,290 at December 31, 2006 and 2005, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005, was $533,743 and $678,399, respectively. Interest income on impaired loans of $2,725 and $7,923 was recognized for cash payments received in 2006 and 2005, respectively. The Company had $319,922 and $405,168 of loans placed on nonaccrual at December 31, 2006 and 2005, respectively. Loans over 90 days past due and still on accrual status were $-0- and $19,333 at December 31, 2006 and 2005, respectively.

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statement of financial condition at December 31, 2006 and 2005, were as follows:

	December 31,
	2005	2005
Premises	$2,314,849	$1,588,103
Furniture, fixtures and equipment	4,255,825	3,921,946
Leasehold improvements	2,252,280	1,880,341

	8,822,954	7,390,390
Less accumulated depreciation and amortization	(4,395,170)	(4,000,743)

	4,427,784	3,389,647
Land	2,809,542	1,816,334
Construction in progress	15,122	444,392

Premises and equipment, net	$7,252,448	$5,650,373

Depreciation and amortization expense was $562,193 and $458,610 for the years ended December 31, 2006 and 2005, respectively.

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment—(Continued)

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2006:

Year ending December 31,
2007	$424,695
2008	294,678
2009	193,338
2010	89,340
2011	96,171
Thereafter	1,454,578

TOTAL MINIMUM PAYMENTS REQUIRED	$2,552,800

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2006 and 2005, were $437,910 and $389,781, respectively.

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2007	$48,000
2008	48,000
2009	48,000
2010	49,500
2011	54,000
Thereafter	1,051,417

1,298,917
Less amount representing interest	699,513

PRESENT VALUE OF LEASE PAYMENTS	$599,404

In 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

Note 6—Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2006	2005
Balance, beginning of year	$—	$125,000
Charge offs	(5,120)	(250,406)
Provision charged to income	5,120	125,406

Balance, end of year	$—	$—

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Foreclosed Real Estate and Other Repossessed Assets—(Continued)

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statement of income for the years ending December 31, 2006 and 2005, are impairment losses of $5,120 and $125,406, respectively, on real estate and other repossessed assets held for sale. Realized gains (losses) of $0 and $(33,585) are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2006 and 2005, respectively.

Note 7—Deposits

Major classifications of deposits at December 31, 2006 and 2005, were as follows:

	2006	2005
Non-interest bearing demand deposits	$49,436,083	$49,107,178
Money market	36,322,976	44,899,228
NOW accounts	13,222,069	13,037,717
Savings deposits	8,825,525	8,245,679
Time deposits, $100,000 and over	38,658,512	29,310,784
Other time deposits	64,467,830	47,442,144

	$210,932,995	$192,042,730

Maturities for time deposits at December 31, 2006, are summarized as follows:

Maturing one year or less	$48,417,071

Maturing one to five years	54,709,271

Maturing five to ten years	—

$103,126,342

Overdraft deposit accounts with balances of $73,506 and $49,611 at December 31, 2006 and 2005, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “Other assets” on the statement of financial condition; the subordinated debentures are included in “Borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements. Pursuant to FIN 46R, the Company reports the junior subordinated debentures within the liabilities section of the statement of financial condition.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

Other borrowed funds reported by the Bank consist primarily of Federal Home Loan Bank advances and overnight Federal Funds Purchased from a correspondent bank. Federal Home Loan Bank advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $65,928,304 at December 31, 2006. Federal Funds Purchased are borrowed on an unsecured basis.

Total borrowed funds consist of the following at December 31:

Advance Date	Maturity Date	Interest Rate	2006	2005
07/29/97	07/29/27	6.60%	$43,664	$45,778
04/20/98	04/19/13	6.15%	1,033,554	1,151,415
05/11/98	05/11/28	6.28%	98,698	100,372
08/19/98	08/18/28	6.09%	101,450	103,253
02/11/02	02/09/07	5.05%	2,500,000	2,500,000
02/11/02	02/11/09	4.94%	628,401	914,116
04/11/05	04/09/10	4.64%	2,000,000	2,000,000

Total Federal Home Loan Bank advances			6,405,767	6,814,934
Junior subordinated debentures			5,155,000	5,155,000
Capital lease obligation (see Note 5)			599,404	599,404

TOTAL BORROWED FUNDS			$12,160,171	$12,569,338

The scheduled maturities of the Federal Home Loan Bank advances at December 31, 2006, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2007	5.09%	$2,919,863
2008	5.35%	431,503
2009	5.84%	215,429
2010	4.76%	2,172,239
2011	6.16%	187,238
Thereafter	6.19%	479,495

		$6,405,767

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $21,124,599; the high balance during the year was $27,474,692. The average rate paid during the year was 4.29%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies—(Continued)

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $10,200,000, with two lines totaling $10,100,000, maturing July 1, 2007, and the remaining $100,000 line maturing on July 1, 2008. In addition, the Bank maintains lines of credit with Pacific Coast Bankers Bank for $5,000,000, maturing June 30, 2007; U.S. Bank for $1,500,000, maturing July 31, 2007; and, Zions Bank for $1,500,000, with no stated maturity. There was $3,630,000 outstanding on the KeyBank line at December 31, 2006 (detailed in the Consolidated Statements of Financial Condition as “Federal funds purchased”) and zero outstanding on any of the lines at December 31, 2005. The Bank also has a line of credit with Federal Home Loan Bank for $41,740,000 at December 31, 2006, with $35,335,000 available in overnight funds and long-term funds. This line is collateralized by a general pledge of all assets of the Bank. There were $6,405,768 and $6,814,934 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2006 and 2005, respectively (see Note 8). There was zero outstanding on overnight funds on the FHLB line at December 31, 2006 and 2005.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statement of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2006 and 2005, commitments under standby letters of credit were $1,276,927 and $844,625, respectively, and firm loan commitments were $99,724,243 and $86,568,925, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank does not anticipate any material losses as a result of these commitments.

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

Note 12—Income Taxes

The components of income tax expense are as follows:

	2006	2005
Current tax expense	$1,403,584	$1,159,744
Deferred tax benefit	(53,192)	(139,200)

INCOME TAX EXPENSE	$1,350,392	$1,020,544

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$763,455	$637,455
Net unrealized loss on securities available for sale	97,529	132,042
Deferred compensation	153,361	125,754
Stock options	13,978	—
Goodwill amortization	35,642	40,273
Nonaccrual loan interest	3,740	3,397
Other	4,910	5,835

	1,072,615	944,756

Deferred tax liabilities:
Fixed asset basis differentials	434,720	438,452
Federal Home Loan Bank stock	95,092	95,092
Deferred loan fees and costs	148,227	81,696
Prepaid expenses	101,827	55,446

	779,866	670,686

NET DEFERRED TAX ASSET	$292,749	$274,070

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2006	2005
Federal income tax at statutory rate	$1,404,299	$1,081,458
Effect of tax-exempt interest income	(50,248)	(49,356)
Effect of nondeductible interest expense	8,354	5,033
Effect of state income taxes	35,231	22,559
Other	(47,244)	(39,150)

INCOME TAX EXPENSE	$1,350,392	$1,020,544

At December 31, 2006, an income tax receivable of $271,971 and a net deferred tax asset of $292,749 were included in other assets on the consolidated statement of financial condition; a state income tax payable of $18,511 was included in other liabilities. At December 31, 2005, an income tax receivable of $87,286 and a net deferred tax asset of $274,070 were included in other assets on the consolidated statement of financial condition; a state income tax payable of $15,219 is included in other liabilities.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $99,492 and $94,960 for the years ended December 31, 2006 and 2005, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Employee Benefits—(Continued)

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank owned life insurance products. Expenses associated with the plan were $10,489 and $7,331 for the years ended December 31, 2006 and 2005, respectively. Accrued liabilities associated with the plan were $220,283 and $154,593 for December 31, 2006 and 2005, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2006 and 2005, the cash value of these policies was $3,432,503 and $3,313,771, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $37,826 and $37,207 for the years ended December 31, 2006 and 2005, respectively. Accrued liabilities associated with these plans were $217,892 and $204,704 for December 31, 2006 and 2005, respectively.

Note 14—Stock Based Compensation

On May 15, 2006, stockholders approved the Inland Northwest Bank 2006 Share Incentive Plan and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. At a meeting of the Board of Directors in July 2006, the Directors delegated the administration of the Plan to the Compensation and Insurance Committee. As of January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment, which requires the recognition of compensation costs relating to share-based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. Prior to the adoption of SFAS No. 123(R), the Company elected to account for stock-based compensation using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

The decision as to whether to award restricted stock grants or options may vary from time-to-time or from employee to employee, at the discretion of the Bank’s Compensation and Insurance Committee; however, it is anticipated that restricted stock will be awarded, primarily, to promote the long-term interests of the Company by retaining key Bank employees and stock options will be awarded, primarily, to attract key Bank employees. The maximum number of stock options and restricted shares that may be awarded under the Plan, as adjusted for stock dividends, is 366,583. At December 31, 2006, 200,080 shares and/or options were available for award to employees.

Restricted stock awards cliff-vest after a three-year period and, therefore, the fair value of these awards will be recognized ratably over a three-year period as compensation expense. Stock options vest over a five-year period and expire at the end of ten-years. The fair value of these awards will be recognized ratably over the vesting period as compensation expense. At December 31, 2006, restricted stock awards of 10,150 shares of common stock and stock options representing 120,136 shares of common stock were outstanding. None of the restricted stock awards outstanding have vested as of December 31, 2006. Options representing 100,932 shares have vested as of December 31, 2006.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation—(Continued)

Restricted stock-award activity is summarized in the following table:

	Number of shares	Weighted average fair value at date of grant
Outstanding at December 31, 2005	—	$—
Granted	10,150	17.97
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	10,150	$17.97

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock. Historical forfeiture rate is nominal. Expected dividend yield reflects the Company’s expected future dividend rates.

	Risk free interest rate	Expected life (years)	Expected volatility	Expected forfeiture rate	Expected dividend yield
Options granted in 2005	3.94%	7	21.86%	0.00%	1.00%
Options granted in 2006	4.49%	7	25.56%	0.00%	0.88%

Stock option activity is summarized in the following table:

	2006		2005
	Shares actual	Weighted-average exercise price	Shares actual	Weighted-average exercise price
Outstanding options, beginning of year	139,079	$9.69	137,072	$9.62
Granted	3,675	$17.35	2,205	$12.74
Exercised	(18,702)	$8.94	(63)	$7.47
Forfeited	(3,916)	$11.81	(134)	$7.47

Outstanding options, end of year	120,136	$9.95	139,079	$9.69

Options exercisable at year end	100,932		108,338

Weighted-average fair value of options granted during the year	$6.18		$4.25

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation—(Continued)

Options outstanding at December 31, 2006 were as follows:

	Options outstanding				Exercisable options
	Number outstanding at end of year	Weighted- average remaining contractual life	Weighted- average exercise price	Intrinsic value of stock options	Number exercisable at end of year	Weighted- average exercise price	Intrinsic value of stock options
Price ranges
($7.46)	20,637	3.96	$7.46	$223,294	20,637	$7.46	$223,289
($7.47 through $11.36)	39,027	4.35	$8.09	$397,641	36,475	$8.08	$372,191
($11.37 through $17.57)	60,472	5.00	$12.00	$380,032	43,820	$11.51	$296,776

TOTAL	120,136	4.61	$9.95	$1,000,967	100,932	$9.44	$892,256

For the year ended December 31, 2006 cash proceeds of $167,162 were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock options	Restricted stock	Total awards
2007	$15,569	$59,441	$75,010
2008	8,099	58,443	66,542
2009	3,329	45,469	48,798
2010	993	—	993
2011	88	—	88

Total	$28,078	$163,353	$191,431

The following table illustrates the effect of the change, from applying the original provisions of SFAS No. 123, to the adoption of SFAS No. 123(R), on the Company’s results of operations for the year ended December 31, 2006.

	Using previous accounting	Equity-based compensation adjustments	As reported
Income before income taxes	$4,171,475	$(41,183)	$4,130,292
Income taxes	$1,363,857	$(13,465)	$1,350,392

Net income	$2,807,618	$(27,718)	$2,779,900

Basic earnings per share	$1.26	$(0.02)	$1.24
Diluted earnings per share	$1.23	$(0.01)	$1.22

Note 15—Common Stock

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common Stock—(Continued)

On April 18, 2006, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2006, and issued June 15, 2006. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Company recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 15, 2006.

During 2006 and 2005, the Board of Directors voted to issue 3,700 shares of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

Note 16—Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2006 and 2005, were $2,363,141 and $2,053,487, respectively. During the years ended December 31, 2006 and 2005, total principal additions were $673,262 and $1,994,109 and total principal payments were $363,608 and $2,250,859, respectively. Aggregate deposit balances with related parties at December 31, 2006 and 2005, were $2,200,330 and $1,552,675, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $13,556,684 at December 31, 2006. Accordingly, $12,864,293 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006.

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Regulatory Capital Requirements—(Continued)

As of December 31, 2006, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2006 and 2005, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2006
Total capital (to risk-weighted assets):
Northwest Bancorporation	$32,496,000	13.95%	$18,633,360	≥	8%	NA		NA
Inland Northwest Bank	29,396,000	12.66%	18,576,240	≥	8%	$23,220,300	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	29,710,000	12.76%	9,316,680	≥	4%	NA		NA
Inland Northwest Bank	26,610,000	11.46%	9,288,120	≥	4%	13,932,180	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	29,710,000	10.82%	10,980,200	≥	4%	NA		NA
Inland Northwest Bank	26,610,000	9.69%	10,980,200	≥	4%	13,725,250	≥	5%

December 31, 2005
Total capital (to risk-weighted assets):
Northwest Bancorporation	$29,373,000	14.70%	$15,988,480	≥	8%	NA		NA
Inland Northwest Bank	23,987,000	12.03%	15,945,760	≥	8%	$19,932,200	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	26,943,000	13.48%	7,994,240	≥	4%	NA		NA
Inland Northwest Bank	21,557,000	10.82%	7,972,880	≥	4%	11,959,320	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	26,943,000	10.97%	9,828,480	≥	4%	NA		NA
Inland Northwest Bank	21,557,000	8.77%	9,828,480	≥	4%	12,285,600	≥	5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Earnings Per Share

Earnings per share and the calculated effect of dilutive securities on earnings per share is as follows:

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,779,900	2,236,460	$1.24

Effect of Dilutive Securities
Stock options		40,463

Diluted EPS
Income available to common stockholders plus assumed conversions	$2,779,900	2,276,923	$1.22

	Year Ended December 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,160,213	2,213,051	$0.98

Effect of Dilutive Securities
Stock options		48,531

Diluted EPS
Income available to common stockholders plus assumed conversions	$2,160,213	2,261,582	$0.96

The Company’s stock (stock symbol: NBCT) is quoted on various Internet listing services, including the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of daily closing market values throughout the year.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments were as follows at December 31:

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$12,200,298	$12,200,298	$8,541,929	8,541,929
Federal funds sold	167,895	167,895	2,028,408	2,028,408
Securities available for sale	31,337,393	31,337,393	32,200,153	32,200,153
Securities held to maturity	3,971,864	3,971,944	4,088,517	4,075,613
Federal Home Loan Bank stock	645,900	645,900	645,900	645,900
Loans and loans held for sale, net	216,696,725	215,643,179	186,465,944	185,610,905
Bank owned life insurance	3,432,503	3,432,503	3,313,771	3,313,771
Financial Liabilities:
Federal funds purchased	3,630,000	3,630,000	—	—
Borrowed funds	12,160,171	12,148,494	12,569,338	12,576,963
Deposits	210,932,995	210,810,717	192,042,730	192,294,552
Securities sold under agreements to repurchase	25,783,940	25,783,940	17,754,671	17,754,671

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

Federal funds purchased:

The carrying amount approximates fair value.

Bank owned life insurance:

The carrying amount “(the cash surrender value)” approximates fair value.

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

The junior subordinated debentures detailed in Note 8 carry a fixed rate of interest of 5.95% through June 30, 2010. Subsequent to that date, assuming the Company does not redeem the debentures, the rate of interest is reset quarterly to equal three-month LIBOR plus 1.70%.

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2006 and 2005, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Part III

Item 1.	Index to Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95—The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96(a) and Amendment dated August 12, 1997 for South Hill Branch
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.1.10	Ground Lease Agreement (with Purchase Option) – 101 & 107 East Ermina (Ruby and Ermina), Spokane, Washington (proposed Ruby Branch)(l)
10.1.11	Lease—518 W. Francis Avenue (future branch site)(o)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.32	Inland Northwest Bank 2006 Share Incentive Plan(n)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(j)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(j)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(j)
14	Code of Ethics(k)
14.1	Code of Ethics as revised 02/21/2006(m)
23.1	Consent of Independent Registered Public Accounting Firm(b)
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350(b)
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-KSB.
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

d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.
e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.
g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.
j)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 28, 2003, and incorporated herein by reference.
k)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2004, and incorporated herein by reference.
l)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2005 and incorporated herein by reference.
m)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 27, 2006 and incorporated herein by reference.
n)	Previously filed in electronic format as Appendix B to the Company’s Form DEF 14a on April 11, 2006 and incorporated herein by reference.
o)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 4, 2006 and incorporated herein by reference.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: March 20, 2007

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Chief Financial Officer

Date: March 20, 2007

Dated: March 20, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 20, 2007

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 20, 2007

/s/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 20, 2007

/s/ KATIE BRODIE Katie Brodie	Director	March 20, 2007

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 20, 2007

/s/ HARLAN D. DOUGLASS Harlan D. Douglass	Director	March 20, 2007

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 20, 2007

/s/ DONALD A. ELLINGSEN, M.D. Donald A. Ellingsen, M.D.	Director	March 20, 2007

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 20, 2007

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 20, 2007

Richard H. Peterson	Director

/s/ PHILLIP L. SANDBERG Phillip L. Sandberg	Director	March 20, 2007

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 20, 2007

/s/ JAMES R. WALKER James R. Walker	Director	March 20, 2007

/s/ JENNIFER WEST Jennifer West	Director	March 20, 2007