Form 10-Q
period 2007-03-31
NORTHWEST BANCORPORATION INC
filed 2007-05-14
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

______________________

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1574174 (I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403

(Address of principal executive offices)

(509) 456-8888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒                    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                No    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,348,283 shares issued and outstanding as of March 31, 2007.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	March 31 2007	December 31 2006
Assets
Cash and due from banks	$7,709	$12,132
Federal funds sold/FHLB interest bearing balances	17,154	237
Securities held-to-maturity (fair value, $3,868 and $3,972, respectively)	3,866	3,972
Securities available-for-sale (amortized cost, $32,524 and $31,624, respectively)	32,329	31,337
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,630 in 2007 and $2,586 in 2006	218,509	215,122
Loans held for sale	1,515	1,575
Accrued interest receivable	1,407	1,373
Premises and equipment, net	7,324	7,252
Bank owned life insurance	3,463	3,432
Other assets	2,829	1,869

TOTAL ASSETS	$296,751	$278,947

Liabilities
Non-interest bearing demand deposits	$52,393	$49,436
Money Market accounts	41,367	36,323
NOW accounts	15,591	13,222
Savings accounts	11,893	8,826
Time Certificates of Deposit, $100,000 and over	46,245	38,658
Time Certificates of Deposit, under $100,000	68,053	64,468
TOTAL DEPOSITS	235,542	210,933

Securities sold under agreement to repurchase	24,511	25,784
Federal Funds Purchased	0	3,630
Borrowed funds	3,802	6,406
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	717	765
Other liabilities	1,327	1,154

TOTAL OTHER LIABILITIES	36,111	43,493

TOTAL DEPOSITS & OTHER LIABILITIES	271,653	254,426

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,348,283 on March 31, 2007 and 2,348,283 on December 31, 2006	20,843	20,821
Retained earnings	4,384	3,889
Accumulated other comprehensive loss, net of tax benefit of ($66) for 2007 and ($98) for 2006	(129)	(189)

TOTAL STOCKHOLDERS’ EQUITY	25,098	24,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,751	$278,947

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three months ended March 31
Interest Income	2007	2006
Interest and fees on loans	$4,407	$3,585
Interest on securities	408	379
Interest on federal funds sold	113	51

TOTAL INTEREST INCOME	4,928	4,015

Interest Expense
Interest on deposits	1,656	1,092
Interest on securities sold under agreement to repurchase	261	171
Interest on borrowed funds	153	183

TOTAL INTEREST EXPENSE	2,070	1,446

NET INTEREST INCOME	2,858	2,569
Provision for loan losses	90	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,768	2,479

Non-interest Income
Fees and service charges	208	217
Net gain from sale of loans	135	130
Other non-interest income	165	156

TOTAL NON-INTEREST INCOME	508	503

Non-interest Expense
Salaries and employee benefits	1,433	1,260
Occupancy, premises & equipment expense	251	214
Depreciation and amortization expense	140	121
Other operating expense	701	473

TOTAL NON-INTEREST EXPENSE	2,525	2,068

INCOME BEFORE INCOME TAX EXPENSE	751	914
Income tax expense	256	305

NET INCOME	$495	$609

	2007	2006
Weighted average shares outstanding	2,348,283	2,325,478
Basic earnings per share	$0.21	$0.26

Weighted average shares outstanding	2,348,283	2,325,478
Effect of dilutive securities	39,557	37,120

Weighted average shares outstanding, adjusted for dilutive securities	2,387,840	2,362,598
Earnings per share assuming full dilution	$0.21	$0.26

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of March 31, 2007

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2005	$21,687	$18,637	$3,306	($256)
Net income 2006	2,780		2,780		$2,780
Stock sold	333	333
Stock purchased	(4)	(4)
5% stock dividend	0	1,855	(1,855)
Cash dividend ($0.14 per share)	(342)		(342)
Change in unrealized losses on available for sale securities, net of taxes	67			67	67
Comprehensive income					2,847
Balance December 31, 2006	24,521	20,821	3,889	(189)
Net income, 2007, year-to-date	495		495		495
Equity-based compensation	22	22
Change in unrealized losses on available for sale securities, net of taxes	60			60	60
Comprehensive income					$555
Balance, end-of-quarter, March 31, 2007	$25,098	$20,843	$4,384	($129)
Disclosure of 2007 reclassification amount:
Unrealized holding gain on available for sale securities	$92
Reclassification adjustment for gains realized in income	0
Net unrealized gain	92
Tax effect	32
Net of tax amount	$60

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

Three-months, year-to-date, ended March 31

	2007	2006

Net income	$495	$609
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	90	90
Depreciation and amortization	140	121
Net (increase)/decrease in loans held for sale	60	(1,220)
Net increase in bank owned life insurance	(31)	(30)
Change in assets and liabilities:
Accrued interest receivable	(34)	(150)
Other assets	(992)	(311)
Interest payable	(48)	202
Other liabilities	173	458
Equity-based compensation expense	22	0

NET CASH USED BY OPERATING ACTIVITIES	(125)	(231)

Cash flows from investing activities:
Net increase in federal funds sold/FHLB interest bearing balances	(16,917)	(2,741)
Net (increase)/decrease in investment securities	(794)	307
Net increase in loans	(3,477)	(9,776)
Purchase of premises and equipment net of gain or loss on asset disposal	(212)	(613)
Foreclosed real estate activity (net)	0	12

NET CASH USED BY INVESTING ACTIVITIES	(21,400)	(12,811)

Cash flows from financing activities:
Net increase in deposits	24,609	13,464
Net increase in securities sold under agreement to repurchase	(1,273)	(646)
Net decrease in federal funds purchased	(3,630)	0
Repayment of borrowed funds	(2,604)	(101)
Cash received from stock sales	0	10
Cash paid to repurchase stock	0	(2)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,102	12,725

Net decrease in cash and cash equivalents:	(4,423)	(317)
Cash and due from banks, beginning of year	12,132	8,337

CASH AND DUE FROM BANKS, END OF QUARTER	$7,709	$8,020

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$2,118	$1,413

Income taxes	$19	$0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$60	($107)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Per share data is in actual dollars, other amounts are in thousands or millions, as noted)

Unaudited

NOTE 1.        Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Company) and its wholly-owned subsidiary, Inland Northwest Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. Prior to its filing on Form 10Q for the period ending March 31, 2007, the Company filed as a “small business issuer,” utilizing the “Transitional Small Business Disclosure Format” provided for in Regulation S-B. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operations.

NOTE 2.        Recent Accounting Pronouncements

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115”—This statement permits entities to choose to measure certain financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

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

NOTE 3.        Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted the provisions of FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material effect on the Company.

NOTE 4.        Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity. There were no securities sold in the three-month, year-to-date periods ending March 31, 2007 and 2006; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31		December 31
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available-for-sale:
Obligations of federal government agencies	$24,194	$24,007	$23,195	$22,924
US Treasury securities	6,903	6,901	6,959	6,963
Mortgage backed securities	927	954	970	995
Corporate Bonds	500	467	500	455

TOTAL	$32,524	$32,329	$31,624	$31,337

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	3,866	3,868	3,972	3,972

TOTAL	$3,866	$3,868	$3,972	$3,972

Equity securities with a limited market [2]	$395	$395	$205	$205

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

NOTE 5.        Loans

Loan detail by category is as follows (dollars in thousands):

	March 31	December 31
	2007	2006
1-4 family and multi-family real estate loans	$18,599	$18,917
Commercial real estate, term loans	87,004	83,437
Commercial, construction loans	48,678	48,602
Commercial loans, non-real estate	43,579	43,275
Consumer loans	23,720	23,877

TOTAL LOANS	$221,580	$218,108

Allowance for loan losses	(2,630)	(2,586)
Net deferred loan fees	(441)	(400)

NET LOANS	$218,509	$215,122

NOTE 6.        Allowance for Loan Losses

The Company’s subsidiary, Inland Northwest Bank (the “Bank”) maintains an allowance for loan losses at a level considered adequate by management to provide for probable credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Other liabilities.” Changes in the allowance for loan losses for the periods indicated were as follows (in thousands):

	Three-months ended
	3/31/2007	3/31/2006
Balance, beginning of period	$2,586	$2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	199	179

Balance, beginning of period, including OBS reserve	2,785	2,431
Provision for loan losses	90	90
Loan Charge-offs	0	(15)
Loan Recoveries	3	6

Balance, end of period, prior to adjustment for off-balance sheet items	2,878	2,512
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(248)	(190)

Balance, end of period	$2,630	$2,322

NOTE 7.        Borrowed Funds

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) and operating lines of credit with several other financial institutions. The FHLB line provides the Bank access to long-term funding, with repayment terms as long as thirty years, and to short-term funding to meet current liquidity needs. The operating lines with other financial institutions are available for short-term funding, to meet current liquidity needs.

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

	Line amount (1)					Outstanding as of:
	($ in thousands)	Maturity		Collateral	Purpose	3/31/2007	12/31/2006
						($ in thousands)
Federal Home Loan Bank of Seattle (2)	$44,385	Annual	(3)	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$3,802	$6,406
KeyBank of Washington (5)	$10,000	7/1/2007		Unsecured	Short-term line of credit	-	-
	$100	7/1/2007		Unsecured	Supports foreign currency transactions	-	-
	$100	7/1/2008		Unsecured	Supports letters of credit	-	-

Pacific Coast Bankers Bank (6)	$10,000	6/30/2007		Unsecured	Short-term line of credit	-	-

U.S. Bank (5)	$1,500	7/31/2007		Unsecured	Short-term line of credit	-	-

Zions Bank (5)	$1,500	No stated maturity		Unsecured	Short-term line of credit	-	-

					Total borrowed funds	$3,802	$6,406

(1) The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2) Access to the FHLB line is conditioned to stock ownership; additional stock purchase may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). $2.5 million included in the balance as of March 31, 2006 matured in the 1st quarter 2007, the remaining balances outstanding for the reporting dates were intermediate or long-term.

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

NOTE 8.        Capital Lease Liability

The capital lease liability outstanding on March 31, 2007 and December 31, 2006 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 9.        Material Contract

In the third-quarter 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent. Expenses related to the agreement are recognized as “Other operating expense” and affect (reduce) net income by about $25 thousand per quarter. Payments to the PFD began in the third-quarter 2006; consequently, this expense is reflected in results reported for the three-month period ending March 31, 2007, but not for the period ending March 31, 2006.

NOTE 10.        Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures aggregating $5,155 thousand to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000 thousand to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2006. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the statement of financial condition.

The following tables are a summary of trust preferred securities at the dates indicated (dollars in thousands):

March 31, 2007

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

December 31, 2006

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 11.        Common Stock

On April 18, 2006, the Board of Directors declared a five-percent stock dividend payable on June 15, 2006 to shareholders of record as of May 15, 2006. On April 17, 2007, the Board of Directors declared a five-percent stock dividend payable on June 15, 2007 to shareholders of record as of May 14, 2007. Shares, stock options and stock awards reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month, year-to-date periods ending March 31, 2007 and 2006, have been adjusted to reflect the stock dividends.

On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share annual cash dividend which was paid on June 15, 2006 to shareholders of record as of May 12, 2006. On April 17, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend payable on June 15, 2007 to shareholders of record as of May 11, 2007.

NOTE 12.        Subsequent events

Director stock compensation

As detailed in the Company’s Form DEF 14A (Proxy Statement) filed with the SEC on April 9, 2007, in addition to per meeting compensation, non-employee Bank directors, with the exception of the Chairman, are awarded 300 shares of common stock of the Company per year as additional compensation. The Chairman is awarded 400 shares per year. These shares are issued on the first business day in May, each year, and are compensation for services rendered during the 12 months since the prior year’s shareholder meeting. On May 1, 2007, the Company issued 4,000 shares of common stock for this purpose. Shares outstanding and earnings per share have not been adjusted to account for these shares.

Material contracts

The Bank has entered into contracts, dated May 4, 2007, for the construction of branch offices to be located in the communities of Hayden and Spirit Lake, Idaho. The contract for construction of the Hayden, Idaho branch is in the amount of $1,176 thousand and the contract for construction of the Spirit Lake branch is in the amount of $947 thousand, with the full amount of each contract remaining to be paid. Construction is expected to be completed on both branches in the fourth-quarter 2007.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the three months ended March 31, 2007. When warranted, comparisons are made to the same period in 2006 and/or to the previous year ended December 31, 2006. The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-KSB for the previous year ended December 31, 2006, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention; the Company’s ability to control risks associated with rapidly changing technology, both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities & Exchange Commission. This statement is included for the express purpose of invoking the safe harbor provisions of applicable sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and rules promulgated thereunder.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on the Form 10-KSB. Management believes that the following policies and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “Other liability” on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts that management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The allowances are evaluated on a regular basis by management and are based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Revisions to these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Three months ended
	March 31,	March 31,	Variance	% change
($ in thousands except per share data)	2007	2006
Interest income	$4,928	$4,015	$913	22.7%
Interest expense	2,070	1,446	624	43.2%

Net interest income	2,858	2,569	289	11.2%
Provision for loan loss	90	90	0	0.0%

Net interest income after provision for loan loss	2,768	2,479	289	11.7%
Non-interest income	508	503	5	1.0%
Non-interest expense	2,525	2,068	457	22.1%

Income before provision for income tax expense	751	914	(163)	(-17.8%)
Provision for income tax expense	256	305	(49)	(-16.1%)

Net income	495	609	(114)	(-18.7%)
Basic earnings per common share	$0.21	$0.26	$(0.05)	(-19.5%)
Diluted earnings per common share	$0.21	$0.26	$(0.05)	(-19.6%)
Quarterly financial ratios, annualized
Return on average assets	0.69%	0.94%
Return on average equity	7.91%	10.90%
Net interest income to average earning assets	4.26%	4.26%
Efficiency ratio	75.0%	67.3%
Non-interest income to average assets	0.70%	0.78%
Non-interest expense to average assets	3.50%	3.20%
Ending stockholder’s equity to average assets	8.69%	9.50%
Nonperforming loans to gross loans	0.26%	0.21%
Allowance for loan losses to gross loans	1.18%	1.16%

The Company earned $495 thousand in the first-quarter 2007, a decrease of 19% when compared to net income of $609 thousand for the same quarter last year. The reduction in income was the result of higher non-interest expense, detailed below.

Loans and deposits at March 31, 2007 showed growth rates of 11% and 15%, respectively, over March 31, 2006. Total assets grew 15%, year-over-year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the primary source of the Bank’s revenue. Net interest income is the difference between interest income derived from earning assets, primarily loans and investment securities, and interest expense associated with interest-bearing liabilities, primarily deposits, securities sold under agreement to repurchase and borrowed funds. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

The March 31, 2007 first-quarter net interest margin as a percentage of earning assets was 4.26%, which was unchanged from the net interest margin reported for the comparable period ended March 31, 2006.

The following table presents condensed balance sheet information for the Bank, together with interest income and yields on first-quarter average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the three months ended March 31, 2007 compared to March 31, 2006:

TABLE I

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

(Dollars in Thousands)

Unaudited

	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid
ASSETS:
Loans	$220,609	$4,407	7.99%	$198,945	$3,585	7.21%
Taxable investments	31,770	374	4.71%	33,123	345	4.17%
Nontaxable investments	3,868	33	3.41%	3,985	34	3.41%
FHLB stock	646	1	0.62%	646	-	0.00%
Federal funds sold & interest-bearing deposits with banks	11,415	113	3.96%	4,400	51	4.64%

Total interest earning assets	268,308	4,928	7.35%	241,099	4,015	6.66%
Less reserve for possible loan losses	(2,630)			(2,302)
Cash and due from banks	9,039			7,054
Other non-earning assets	14,002			12,254

Total assets	288,719			258,105

LIABILITIES AND STOCKHOLDERS’ EQUITY

NOW accounts	14,803	35	0.95%	14,359	22	0.61%
Money market accounts	39,505	242	2.45%	44,856	204	1.82%
Savings accounts	10,229	16	0.63%	8,835	9	0.41%
Other time deposits	114,345	1,363	4.77%	86,298	857	3.97%

Total interest-bearing deposits	178,882	1,656	3.70%	154,348	1,092	2.83%
Securities sold under repurchase agreements	23,695	261	4.41%	17,729	171	3.86%
Borrowed funds	5,269	76	5.77%	9,289	106	4.56%
Junior subordinated note	5,155	77	5.95%	5,155	77	5.95%

Total borrowed funds	34,119	414	4.85%	32,173	354	4.40%

Total interest-bearing liabilities	213,001	2,070	3.89%	186,521	1,446	3.10%

Demand deposits	49,052			48,066
Other liabilities	1,638			1,173
Stockholders’ equity	25,028			22,345

Total liabilities and stockholders’ equity	$288,719			$258,105

Net interest income	$2,858			$2,569
Net interest spread	3.46%			3.56%
Net interest income to average earning assets	4.26%			4.26%

COMMENTS

1. There were no out-of-period adjustments.

2. Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3. Bank was not involved in any foreign activities.

4. Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5. Loan fee income in the amount of $138 thousand and $47 thousand is included in loan interest income for 2007 and 2006, respectively.

Table I shows a small deterioration in net interest spread, a reduction of 0.10%, that resulted from a 0.69% increase in interest earned and a 0.79% increase in interest paid.

Market rates of interest during the first-quarter 2007, as measured by the Prime Rate, were 0.83% higher than for the first-quarter 2006. Comparing the change in market rates of interest to rates paid or received by the Bank, we see that interest paid increased by 95% of the change in market rates, while interest received only increased by 83%. This indicates that, overall, Bank liabilities re-priced somewhat more quickly than Bank assets. Compared to other earning assets, loans are more responsive to changes in market rates; they captured 94% of the increase in market rates. With the exception of Federal Funds Sold, the Bank’s investments tend to re-price more slowly.

There was no significant change in either the mix of assets or the mix of funding sources when comparing the first-quarter 2007 to the first-quarter 2006.

The following table sets forth a summary of changes in net interest income due to changes in year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the three month periods ended March 31, 2007 and 2006 (dollars in thousands).

Table II

Change in net interest income	2007	2006	Variance	Change in income due to change in volume	Change in rate	Difference in income 2007 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$220,609	$198,945	$21,664	411	0.78%	411	$822
Securities	36,284	37,754	(1,470)	(14)	0.48%	43	29
Fed funds sold/interest bearing balances	11,415	4,400	7,015	68	-0.68%	(6)	62

Net change in total earning assets			27,209

Net change in income on total earning assets							913

LIABILITIES

NOW accounts	14,803	14,359	444	1	0.33%	12	13
Money Market accounts	39,505	44,856	(5,351)	(20)	0.63%	58	38
Savings accounts	10,229	8,835	1,394	1	0.22%	6	7
Time deposits	114,345	86,298	28,047	313	0.80%	193	506
Securities sold under agreement to repurchase	23,695	17,729	5,966	64	0.55%	26	90
Borrowed funds	5,269	9,289	(4,020)	(76)	1.21%	46	(30)
Junior Subordinated Debentures	5,155	5,155	0	0	0.00%	0	0

Net change, total interest bearing deposits			$26,480

Net change in expense on total interest bearing deposits							624

Net increase in net interest income							$289

Year-to-date, through March 31, 2007, net interest income before the provision for loan losses increased by $289 thousand over the previous year as interest income increased $913 thousand and interest expense increased $624 thousand. In reviewing Table II, the increase in interest income is almost evenly split between increased volume, which accounts for 51% of the increase, and increased rate, which accounts for 49% of the increase. Increased interest expense is tilted somewhat more towards rate, with 54% of the increase in interest expense due to increased rate and 46% due to increase volume. Again, this is indicative of a balance sheet that is slightly liability sensitive.

The net interest margin as a percentage of earning assets for the first-quarter 2007 was 4.26%, which was unchanged from the 4.26% net interest margin reported for first-quarter 2006. The Bank is anticipating that the net interest margin will decline slightly during the year, primarily due to increased competition pushing loan rates down and deposit rates up. Assuming that the mix of earning assets and funding sources remains consistent with the current mix, the decline is budgeted to be as much as 0.19% by year-end; however, the Bank has not experienced any deterioration through the end of the first-quarter 2007.

The Bank has not budgeted for either improvement or deterioration in the net interest margin due to changes in market rates. The Bank strives to maintain a neutral interest rate position, so that net interest income is not significantly affected by changes in market rates. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis accomplished by the Bank.

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of March 31, 2007. Generally, our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed March 31, 2007 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed March 31, 2007, presented to indicate the estimated effect of changing rates on book value of equity, are within established limits.

	Net Interest Income and Market Value Summary Performance March 31, 2007 ($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,977	$702	5.72%	$21,104	($6,885)	-24.60%
+200	12,749	474	3.86%	23,333	(4,656)	-16.64%
+100	12,520	245	2.00%	25,657	(2,332)	-8.33%
Base	12,275	0	0.00%	27,989	0	0.00%
-100	12,006	(269)	-2.19%	30,391	2,402	8.58%
-200	11,728	(547)	-4.46%	32,956	4,967	17.75%
-300	$11,313	($962)	-7.84%	$35,669	$7,680	27.44%

Results of the March 31, 2007 analysis are not significantly different from results obtained from an analysis performed on the Bank’s financial information as of December 31, 2006, presented below.

	Net Interest Income and Market Value Summary Performance December 31, 2006 ($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,611	$531	4.40%	$19,756	($6,665)	-25.23%
+200	12,437	357	2.96%	21,928	(4,493)	-17.00%
+100	12,260	180	1.49%	24,181	(2,240)	-8.48%
Base	12,080	0	0.00%	26,421	0	0.00%
-100	11,878	(202)	-1.67%	28,653	2,232	8.45%
-200	11,667	(413)	-3.42%	31,000	4,579	17.33%
-300	$11,321	($759)	-6.28%	$33,485	$7,064	26.74%

Loan Loss Provision and Allowance

Below is a summary of the Bank’s allowance for loan losses for the first three months of 2007 and 2006:

	March 31
	2007	2006
	(Dollars in Thousands)

YTD average net loans	$217,979	$196,643
Balance, beginning of period	$2,586	$2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	199	179

Balance, beginning of period, including OBS reserve	2,785	2,431
Loan charge-offs:
Commercial	0	0
Real Estate	0	0
Installment & Credit Card	0	15

Total Charge-offs	0	15
Recoveries of loans previously charged-off:
Commercial	0	0
Real Estate	3	5
Installment & Credit Card	0	1

Total Recoveries	3	6

Net Charge-offs	(3)	9
Provision charged to expense	90	90

Balance, end of year, prior to adjustment for off-balance sheet items	2,878	2,512

Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(248)	(190)

Balance, end of year	$2,630	$2,322

Ratio of net charge-offs during period to average net loans outstanding	(-0.01%)	0.02%

The year-to-date March 31, 2007 provision for loan losses was $90 thousand, which is the same as the $90 thousand expensed in the same period last year. The level of the provision in 2007, primarily, supports growth in the portfolio, rather than any change in overall portfolio credit quality. Changes in the loan loss provision for the remainder of 2007 is contingent upon future loan growth as there is very little benefit available from improvement in the overall credit quality of the portfolio.

Year-to-date March 31, 2007 net loan recoveries were $3 thousand, compared to net losses of $9 thousand reported for the same period in 2006. Annualized net loan losses (recoveries) to average outstanding loans were insignificant for first three months of each year, with 2007 at (-0.01%), compared to 0.02% for the first three months of 2006.

The allowance for loan losses at March 31, 2007 was 1.18% of period end (gross) loans compared to 1.18% and 1.16% at December 31, 2006 and March 31, 2006, respectively. At March 31, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 461% or 4.6 times the level of net nonperforming loans. That compares to 572%, or 5.7 times, at March 31, 2006. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

Allocation of balances in the ALLL, by category	March 31, 2007		March 31, 2006
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$548	19.04%	$369	14.69%
Secured by farmland (pass)	2	0.07%	1	0.04%
Home equity loans (pass)	43	1.49%	37	1.47%
Revolving loans secured by 1-4 family residential (pass)	22	0.76%	89	3.54%
Secured by multi-family residential (pass)	104	3.61%	64	2.55%
Secured by non-farm, non-residential real estate (pass)	562	19.53%	356	14.17%
Commercial and industrial loans (pass)	343	11.92%	276	10.99%
Loans to individuals (pass)	113	3.93%	165	6.57%
Credit card loans	90	3.13%	120	4.78%
All other loans and leases (pass)	2	0.07%	3	0.12%
Mortgage loans held for sale	1	0.03%	1	0.04%
Specifically Identified Potential Loss *	702	24.39%	824	32.80%
Commitments to Lend under Lines/Letters of Credit	249	8.65%	190	7.56%
Supplementary Allowance/Non-specific Factors	97	3.38%	17	0.68%

	$2,878	100.00%	$2,512	100.00%

* Classified and criticized loans are individually analyzed, at least quarterly, to determine loss potential. Allocated reserves related to classified and criticized loans, which includes impaired loans, are reported as “Specifically Identified Potential Loss.” While a loan may be specifically reserved for, that does not necessarily mean that a loss on the loan is likely. When a loss on a loan is identified as likely, the loan is immediately written-down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of non-accrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

Non-performing assets	March 31
	2007	2006
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$570	$388
Loans contractually past due ninety days or more as to interest or principal	-	18
Foreclosed assets	-	5

Total nonperforming assets	$570	$411

At March 31, 2007, net nonperforming assets as a percentage of total assets was 0.19%. That compares to total net nonperforming assets to total assets of 0.16% at March 31, 2006.

Non-interest Income

Year-to-date March 31, 2007 non-interest income was $508 thousand, an increase of $5 thousand, or 1%, from the same period in 2006. Account service charge income, (a sub-component of “Fees and service charges”), declined about $9 thousand year-over-year, with most of the reduction due to a lower volume of non-sufficient funds (NSF) service charges. NSF service charge income has been declining over the past several years, which is attributable to increased usage of electronic or other non-check based banking options (Internet Banking, Bill Pay, debit and credit cards). Offsetting the reduction in account service charge income, and the result of increased customer usage of debit and credit cards, was commission income earned in the form of bank card interchange income. Interchange income is paid by merchants and ATM and point-of-sale (POS) networks to credit and debit card issuer banks each time the issuer bank’s customer makes a POS purchase or an ATM withdrawal. The Bank issues both debit and credit cards and has seen the dollar volume of customer usage increase significantly over the past several years. In the first-quarter 2007, interchange income increased $9 thousand, or 19%, when compared to the same quarter in 2006. Non-interest income from the origination and sale of residential mortgages was $135 thousand through March 31, 2007, up $5 thousand from the same period last year, in line with a 5% increase in origination volume.

With the exception of income generated from the origination and sale of residential mortgages, where the first-quarter of the year is typically the lowest quarter of the year, non-interest income throughout the remainder of the year is expected to remain consistent with first-quarter 2007 results.

Non-interest Expense

Year-to-date March 31, 2007 non-interest expense was $2,525 thousand, an increase of $457 thousand or 22% over the same period in 2006. The largest increase in non-interest expense relates to the Bank’s decision to increase the number of commercial loan officers that it employs from 7 to 11. This increase in the number of personnel was the primary reason for an increase in employee compensation expense of $173 thousand, or 14%. One-time non-recurring expenses of $66 thousand related to hiring the 4 new loan officers were paid during the first-quarter 2007 and are reflected in non-interest expense this year; there were no similar expenses during the first-quarter last year. Occupancy and FF&E were up sharply, $56 thousand, or 17%, as normal monthly expenses related to the Bank’s new Ruby branch, lease expense related to an additional 4,000 square feet at the Bank’s headquarters location and lease expense related to property being held for future branch expansion are reflected in first-quarter 2007 results, but not the results for the same period in the prior year. Other operating expenses (not including the $66 thousand non-recurring expense related to hiring the 4 new loan officers) show an increase of $162 thousand, or 34%; of that increase, $38 thousand relates to sponsorship of the INB Performing Arts Center and an additional $20 thousand is increased advertising expense. The remainder of the increase is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense will continue to run significantly higher than for the same period in the prior year throughout the remainder of the year, as much of the increase is budgeted, is related to the increase in the number of loan officers employed or to the addition of 2 new branches that will open later this year, and is intended to position the Bank to increase revenues in 2008 and 2009.

BALANCE SHEET

Loans

At March 31, 2007, the Bank reported $220,024 thousand in net loans, including loans-held-for-sale; this is an increase of $3,327 thousand and $22,652 thousand, or 1.5% and 11.5%, respectively, over loans reported at December 31, 2006 and March 31, 2006.

Net loan production during the first-quarter was below expectations; in spite of the fact that over $25 million in new loans was booked, along with $8 million in loans renewed. Loan pay-offs were approximately $17 million and pay-downs on lines of credit reduced the first-quarter net increase in loan production to $3 million. The Bank has budgeted loan growth in excess of 15% for the year, which means that production, net of pay-offs, will need to increase substantially during the final three quarters in order to meet budget. Historically, the 2nd and 3rd quarters of the year have been the best quarters during the year for net loan growth.

Competition in the Bank’s primary market area has resulted in downward pressure on loan rates; however, the Bank has been able, for the time being, to maintain its pricing discipline, which is reflected in an average weighted interest rate on loans produced in the first-quarter of 8.56%.

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 15% of total loans outstanding during the periods discussed in this Report. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to one borrower (as a rule, an amount equal to 15% or 20% of their capital). The Bank is interested in buying such participations in that they are good earning assets, when compared to other investment options and because it diversifies the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institution. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

The Bank is focused on credit quality and appropriate loan structure. The Bank, of course, has passed on credits that don’t meet its standards for loan quality (basically, apparent ability to repay); in addition, the Bank has passed on credits that are not appropriately priced for the Bank’s business model or where other conditions of the loan are not, in the Bank’s opinion, representative of sound lending practices on the Bank’s part, or supportive of long-term benefit to the borrower. Bank management will curtail loan production and Bank asset growth if such growth is dependent upon booking credits that do not meet its credit quality or loan structure standards. However, for the remainder of this year and, to the extent that the general business climate over the next few years can be forecasted, Bank management believes that there is ample opportunity for quality loan growth in its market area. The Bank expects to report double-digit percentage loan growth this year and, assuming a continued favorable business climate in its market area, over the next several years.

Securities

The Bank presently has $32,329 thousand in securities classified as available-for-sale and $3,866 thousand in securities classified as held-to-maturity at March 31, 2007. Almost all of these securities are pledged as collateral for public deposits in Washington and Idaho, to support the Bank’s repurchase account program and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one bond in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments.

There has been no significant change in the makeup of the Bank’s security portfolio when comparing balances at March 31, 2007 to balances at December 31, 2006 or at March 31, 2006.

Deferred Tax Asset

At March 31, 2007, the Bank had a recorded deferred tax asset of $262 thousand which compared to a deferred tax asset of $293 thousand at December 31, 2006. The change in the deferred tax asset was due to a reduction in the unrealized loss computed by comparing the book value of the Bank’s held-to-maturity securities portfolio to current market value. An improvement in the market value of the securities portfolio, when compared to book value, of $92 thousand resulted in a decrease in deferred tax assets of $32 thousand.

Deposits

At March 31, 2007, the Bank reported $235,542 thousand in deposits; this is an increase of $24,609 thousand and $30,035 thousand, or 11.7% and 14.6%, respectively, over deposits reported at December 31, 2006 and March 31, 2006.

Deposit growth in the first-quarter 2007 was especially strong for certificates of deposit over $100 thousand; this category of deposits grew $7.6 million, or nearly 20% from year-end. Money market accounts grew $5 million, or nearly 14%; savings accounts grew $3 million, nearly 35%; NOW accounts grew $2.4 million, nearly 18%; and demand deposits and certificates of deposit less than $100 thousand grew $3 million and $3.6 million, which was, respectively, 6.0% and 5.6%.

Competition in the Bank’s primary market area during the first-quarter resulted in upward pressure on rates paid on deposits, especially during the middle part of the quarter. This upward pressure resulted in the Bank offering special rate CDs and re-pricing other deposit products to meet competitive pressures; however, despite these increases in rates, the Bank was able to maintain its net interest margin. Comparing net interest income to average earning assets, the Bank reported 4.26% for the first-quarter 2007, which is unchanged from the first-quarter 2006. At the end of the first-quarter 2007, the competitive upward pressure on interest rates paid on deposits, especially time deposits, eased slightly.

45% of first-quarter deposit growth was centered in certificates of deposit and resulted, primarily, from a campaign, conducted in February, intended to raise deposits to fund anticipated loan growth. During the first-quarter 2007, numerous institutions in the Bank’s market area were advertising special CD rates, with rates as high as 5.75% for relatively short-term maturities (less than 1 year). Rates paid by the Bank on $27 million in certificates issued in the first-quarter were consistent with rates paid by other financial institutions in the Bank’s market area and averaged 5.29%, with a weighted-average maturity of 18 months. On average, through the end of the first-quarter, about $11 million of the funds were invested in Federal Funds Sold, where they earn slightly less than they cost the Bank. As more of the funds are used to support loan growth, net interest income should improve.

Savings accounts grew due to a new product that the Bank introduced during the quarter. This new product, the High Yield Savings Account, pays up to 4.0% interest on savings accounts with balances in excess of $100 thousand.

A review of the other categories of deposits (interest-free checking, NOW accounts, and money market accounts) reveals that growth in these areas was primarily due to existing customers maintaining higher balances during the quarter.

The Bank continues to focus on deposits in its local market as the primary source of funding for loan and other investment purposes. A study of the all-in cost of deposits at five of the Bank’s “deposit only” branches (branches that do not carry loan balances on their books) performed in the first-quarter of 2007, indicates that the average cost of raising funds locally is about 1.60% lower than borrowing (1-year) funds from the FHLB. The study considered the cost of funds to consist of interest paid, less service charge income received, plus employee and fixed asset costs. Not included were Bank administrative expenses, some of which could be arbitrarily allocated to branches; however, also not included was the ability to attract customers, including loan customers, or the value to customers of additional branch locations that might not be available if the Bank relied, primarily, on wholesale funding (borrowed funds/brokered deposits) and operated fewer branches.

Junior Subordinated Debentures

The Company had $5,155 thousand in junior subordinated debentures at March 31, 2007; most of the proceeds have been funded to the Bank and have, primarily, been used for branch expansion and relocation. The junior subordinated debentures had an interest rate of 5.95% that is fixed through June 30, 2010. As of March 31, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-KSB.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the issuance of new stock, including the exercise of stock options, and decreases through the payment of dividends. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through March 31, 2007 (dollars in thousands):

Beginning capital December 31, 2006	$ 24,521
Additions relating to stock-based compensation expense	22
Net income for three months ended March 31, 2007	495
Change in accumulated other comprehensive loss	60
Cash dividends paid to shareholders	-

Ending capital March 31, 2007	$ 25,098

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2007, the Bank’s total capital to risk weighted assets was 12.78%, compared to 11.31% at March 31, 2006.

The Company’s Board of Directors reviews its dividend considerations so that annual cash dividends, when and if declared by the Company, would typically be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2007 is $0.18; adjusted for a 5% stock dividend paid in June 2006, the increase in the 2007 cash dividend over the cash dividend paid in 2006 is 18%. The cash dividend declared and payable on June 15, 2007 will represent a payout of 14.5% of the Company’s prior-year net income.

Over the next several years, the Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2007, the Bank had $97,749 thousand in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 3 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2007, the Bank had issued $1,387 thousand in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at March 31, 2007 are included in the amount disclosed under commitments to lend, listed above.

LIQUIDITY

Liquidity is the term used to define the Bank’s ability to meet its financial commitments. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, and loan payments received. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and some time deposits with balances under FDIC insured limits. Certain sources of funding, in excess of FDIC insured limits, are analyzed to determine volatility over longer periods of time (1 year or more); a portion of those funds may be considered non-volatile, based on the analysis, and will have many of the characteristics generally associated with core deposits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has had more to do with pricing than with availability. Federal Home Loan Bank borrowings, and unsecured overnight fed funds borrowings are referred to as alternative funding sources.

The Company, separate from the Bank, does not currently have meaningful funding needs. The Bank has historically relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source; the funds almost always come from credit unions and currently represent about 4% of total deposits. Public funds contribute another 5% to deposits and consist of funds deposited by the States of Washington and Idaho. Public funds are stable, staying with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds; the rate is set by the State of Washington, while the State of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. The remaining deposits, 91%, are owned by local individuals and businesses. The Bank’s analysis of March 31, 2007 certificates of deposits concludes that the $46 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 60%/40% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile; however, the Bank’s analysis of the true reliability of these funds concludes that the March 31, 2007 balance in repurchase accounts of $25 million is split between reliable funds and volatile funds at a 78%/22% ratio. Properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, in that a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts (which are collateralized at a minimum of 105% of repurchase account balances).

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank is investing in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In 2008, the Bank plans to relocate two additional branches for the same purpose. The Bank has, historically, been successful in funding its asset growth with local deposits; funds borrowed from other financial institutions supported just over 1% of the balance sheet and other non-local funds supported only 4%.

The Bank’s Board of Directors has set liquidity limits and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on March 31, 2007 balances concluded that the Bank has access to funds in excess of 25% of its quarter-end total assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 15% of total assets. At March 31, 2007, the borrowing line was approximately $44 million. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At March 31, 2007, the Bank had pledged collateral that supported about $30 million in borrowings and had stock ownership in the FHLB that would permit total borrowings of approximately $17 million; deducting amounts already borrowed from the FHLB, additional borrowings at March 31,

2007 were limited to just under $13 million. At March 31, 2007, the Bank had established unsecured overnight lines totaling $23 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In the first-quarter 2007, in addition to consolidated net income of $495 thousand, the Bank relied, primarily, on increased deposits of $24.6 million to cover net loan growth of $3.5 million, repayment of federal funds purchased and borrowed funds of $6.2 million and investment in fixed assets of $212 thousand. Cash and due from banks can vary significantly from day-to-day, but was down $4.4 million at March 31, 2007 when compared to year-end. Remaining funds were invested in federal funds sold, which increased $16.9 million. Other sources and uses of funds were not material or are considered to be temporary. In the prior year, in addition to consolidated net income of $609 thousand, the Bank utilized an increase in deposits of $13.5 million to grow loans $9.8 million, increase loans held for sale by $1.2 million, and to invest $613 thousand in fixed assets. Federal funds sold increased by $2.7 million. Other sources and uses of funds were not material or were considered to be temporary.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-KSB and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2007, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.        Risk Factors

The Company was not required to set forth Risk Factors in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Consequently, the following Risk Factors do not disclose changes in Risk Factors from a previous report.

The Bank’s business exposes the Company to certain risks. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.

Fluctuating interest rates can adversely affect our profitability

The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and re-pricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Our Company is slightly liability sensitive based on results obtained when performing industry-standard analyses; however, because the timing for re-pricing of many of the Bank’s assets and liabilities is, to some extent, arbitrary, actual results observed when interest rates change are, generally, more reflective of a slightly asset sensitive bank. We seek to manage our interest rate risk within well established and Board approved guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings

The Company maintains an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While management strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. By managing our credit quality, we attempt to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, there may be loans that deteriorate to a nonperforming status in a relatively short time frame. As a result of these types of situations, future additions to the allowance may be necessary. As the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the loans comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on our financial condition and results of operation.

An economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio

The inability of borrowers to repay loans can erode our earnings. Substantially all of our loans are to businesses and individuals in Washington and Idaho, and any decline in the economy of these market areas could impact us adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.

Item 5.(b)        Other Information

The Company’s Corporate Governance and Nominating Committee and its Board of Directors have not adopted a charter for that Committee as yet. The Committee also has not adopted a policy for the consideration of director candidates recommended by its security holders except as set forth in the Company’s bylaws. Additional information is presented in the Proxy Statement filed on April 9, 2007 in the section entitled Corporate Governance; that information is incorporated by reference.

Item 6.        Exhibits

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed February 12, 2007. On February 12, 2007 the Company issued a press release announcing financial information for the fourth-quarter of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)
Dated: May 14, 2007	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: May 14, 2007	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer