Form 10-Q
period 2007-06-30
NORTHWEST BANCORPORATION INC
filed 2007-08-10
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,354,016 shares issued and outstanding as of June 30, 2007.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	June 30 2007	December 31 2006
Assets
Cash and due from banks	$9,608	$12,132
Federal funds sold/FHLB interest bearing balances	11,403	237
Securities held-to-maturity (fair value, $5,201 and $3,972, respectively)	5,283	3,972
Securities available-for-sale (amortized cost, $35,863 and $31,624, respectively)	35,513	31,337
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,693 in 2007 and $2,586 in 2006	227,674	215,122
Loans held for sale	386	1,575
Accrued interest receivable	1,425	1,373
Premises and equipment, net	7,552	7,252
Bank owned life insurance	3,496	3,432
Other assets	1,809	1,869

TOTAL ASSETS	$304,795	$278,947

Liabilities
Noninterest bearing demand deposits	$55,339	$49,436
Money Market accounts	36,340	36,323
NOW accounts	15,494	13,222
Savings accounts	15,686	8,826
Time Certificates of Deposit, $100,000 and over	47,558	38,658
Time Certificates of Deposit, under $100,000	69,185	64,468

TOTAL DEPOSITS	239,602	210,933

Securities sold under agreement to repurchase	28,125	25,784
Federal Funds Purchased	0	3,630
Borrowed funds	3,698	6,406
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	934	765
Other liabilities	1,329	1,154

TOTAL OTHER LIABILITIES	39,840	43,493

TOTAL DEPOSITS & OTHER LIABILITIES	279,442	254,426

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,354,016 on June 30, 2007 and 2,348,283 on December 31, 2006	22,894	20,821
Retained earnings	2,691	3,889
Accumulated other comprehensive loss, net of tax benefit of ($118) for 2007 and ($98) for 2006	(232)	(189)

TOTAL STOCKHOLDERS’ EQUITY	25,353	24,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,795	$278,947

See accompanying notes. 3

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three months ended June 30		Six-months, year-to-date, ended June 30
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$4,630	$3,936	$9,037	$7,521
Interest on securities	452	371	860	750
Interest on federal funds sold	208	64	321	115

TOTAL INTEREST INCOME	5,290	4,371	10,218	8,386

Interest Expense
Interest on deposits	1,771	1,221	3,427	2,313
Interest on securities sold under agreement to repurchase	295	189	556	360
Interest on borrowed funds	138	175	291	358

TOTAL INTEREST EXPENSE	2,204	1,585	4,274	3,031

NET INTEREST INCOME	3,086	2,786	5,944	5,355
Provision for loan losses	90	90	180	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,996	2,696	5,764	5,175

Noninterest Income
Fees and service charges	228	229	436	446
Net gain from sale of loans	189	154	324	284
Other noninterest income	188	170	353	326

TOTAL NONINTEREST INCOME	605	553	1,113	1,056

Noninterest Expense
Salaries and employee benefits	1,501	1,313	2,934	2,573
Occupancy, premises & equipment expense	252	230	503	444
Depreciation and amortization expense	139	142	279	263
Other operating expense	720	602	1,421	1,075

TOTAL NONINTEREST EXPENSE	2,612	2,287	5,137	4,355

INCOME BEFORE INCOME TAX EXPENSE	989	962	1,740	1,876
Income tax expense	332	315	588	620

NET INCOME	$657	$647	$1,152	$1,256

	2007	2006	2007	2006
Weighted average shares outstanding	2,351,983	2,328,488	2,350,143	2,326,991
Basic earnings per share	$0.28	$0.28	$0.49	$0.54

Weighted average shares outstanding	2,351,983	2,328,488	2,350,143	2,326,991
Effect of dilutive securities	35,587	42,539	36,683	41,811

Weighted average shares outstanding, adjusted for dilutive securities	2,387,570	2,371,027	2,386,826	2,368,802
Earnings per share assuming full dilution	$0.28	$0.27	$0.48	$0.53

See accompanying notes. 4

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2007

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Comprehensive Income
Balance, December 31, 2005	$21,687	$18,637	$3,306	$(256)
Net income 2006	2,780		2,780		$2,780
Stock sold	333	333
Stock purchased	(4)	(4)
5% stock dividend	0	1,855	(1,855)
Cash dividend ($0.16 per share)	(342)		(342)
Change in unrealized losses on available for sale securities, net of taxes	67			67	67

Comprehensive income					2,847

Balance December 31, 2006	24,521	20,821	3,889	(189)
Net income, 2007, year-to-date	1,152		1,152		1,152
Stock sold	13	13
Stock purchased	(1)	(1)
Stock issued to employees, due to stock grants	3	3
Stock issued to directors	73	73
5% stock dividend	0	1,942	(1,942)
Cash dividend ($0.18 per share)	(408)		(408)
Equity-based compensation	43	43
Change in unrealized losses on available for sale securities, net of taxes	(43)			(43)	(43)

Comprehensive income					$1,109

Balance, end-of-quarter, June 30, 2007	$25,353	$22,894	$2,691	$(232)

Disclosure of 2007 reclassification amount:
Unrealized holding loss on available for sale securities	$(28)
Reclassification adjustment for gains/losses realized in income	0

Net unrealized loss	(28)
Tax effect	15

Net of tax amount	$(43)

See accompanying notes. 5

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

	Six-months, year-to-date, ended June 30
	2007	2006
Net income	$1,152	$1,256
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	180	180
Depreciation and amortization	279	263
Net (increase)/decrease in loans held for sale	1,189	(2,109)
Net increase in bank owned life insurance	(64)	(57)
Change in assets and liabilities:
Accrued interest receivable	(52)	(1,529)
Other assets	80	(72)
Interest payable	169	312
Other liabilities	175	33
Equity-based compensation expense	43	24

NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	3,151	(1,699)

Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/FHLB interest bearing balances	(11,166)	2,038
Net (increase)/decrease in investment securities	(5,550)	2,455
Net increase in loans	(12,732)	(15,645)
Purchase of premises and equipment net of gain or loss on asset disposal	(579)	(1,780)
Foreclosed real estate activity (net)	0	12

NET CASH USED BY INVESTING ACTIVITIES	(30,027)	(12,920)

Cash flows from financing activities:
Net increase in deposits	28,669	12,759
Net increase in securities sold under agreement to repurchase	2,341	3,880
Net decrease in federal funds purchased	(3,630)	0
Repayment of borrowed funds	(2,708)	(203)
Proceeds from issuance of borrowed funds	0	455
Cash received from stock sales	89	78
Cash paid to repurchase stock	(1)	(2)
Cash dividend paid	(408)	(342)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,352	16,625

Net increase/(decrease) in cash and cash equivalents:	(2,524)	2,006
Cash and due from banks, beginning of year	12,132	8,337

CASH AND DUE FROM BANKS, END OF QUARTER	$9,608	$10,343

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$4,186	$2,914

Income taxes	$327	$565

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$(43)	$16

See accompanying notes. 6

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. Prior to its filing on Form 10-Q for the period ending March 31, 2007, the Company filed as a “small business issuer,” utilizing the “Transitional Small Business Disclosure Format” provided for in Regulation S-B. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and six-month, year-to-date periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

SFAS 157, “Fair Value Measurements”—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3. Stock Based Compensation

On May 15, 2006, stockholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. Prior to 2006, the Plan allowed only for the award of stock options; with the approval of the amendment and restatement of the Plan in May 2006, the Company was also authorized to grant restricted stock awards to key employees of the Bank.

Restricted stock-award activity in 2006 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. There have been no restricted stock-award grants in 2007. One employee who had previously been granted restricted stock-awards retired during the second-quarter 2007. In accordance with Plan provisions, this employee was issued 160 shares upon his retirement; in the case of a qualified retirement, the Plan allows for the issuance of shares in an amount equal to the number of full months worked since the restricted stock-awards were granted, divided by the number of months in the vesting period, times the number of stock-awards granted. The number of restricted stock-awards outstanding as of June 30, 2007 is as follows:

Number of shares
Outstanding at December 31, 2006	10,658
Granted	—
Forfeited	575
Exercised	160

Outstanding at June 30, 2007	9,923

Stock options outstanding at the end of last year are also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be awarded during the process of recruiting new employees to the Bank. During the first-half of 2007, adjusted for the five-percent stock dividend declared in the second-quarter, 6,300 stock options were awarded to new commercial lenders hired by the Bank and 5,000 stock options were awarded to an individual hired to serve as the Bank’s Chief Credit Officer.

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock. Historical forfeiture rate is nominal. Expected dividend yield reflects the Company’s expected future dividend rate. The assumptions used in calculating the fair value of options granted during the first-half of 2007 are as follows:

	Risk free interest rate	Expected life (years)	Expected volatility	Expected forfeiture rate	Expected dividend yield
Options granted in 2007	4.79%	6.5	23.75%	0.00%	1.33%

The number of stock options outstanding and exercisable as of June 30, 2007 is as follows:

	2007
	Shares actual	Weighted- average exercise price
Outstanding options, beginning of year	126,143	$9.23
Granted	11,300	$17.23
Exercised	(1,625)	$8.00
Forfeited	(1,263)	$10.75

Outstanding options, end of period	134,555	$10.13

Options exercisable at end of period	105,588	—

Weighted-average fair value of options granted during the period	$5.17

The method of accounting for stock-based compensation expense is also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. The expense related to the grant of stock options is recognized over the vesting period of the stock options in accordance with results obtained using the Black-Scholes option pricing model. Total expense related to options granted in the first-half 2007 is $84 thousand. The Black-Scholes option pricing model provides for a greater recognition of expense in the early years of the vesting period, with decreasing amounts to be recognized in subsequent years. Expense related to options granted in the first-half 2007 will be recognized as follows:

Year ending December 31	Expense
2007	$35
2008	23
2009	14
2010	8
2011	4
Total stock-compensation expense that will be recognized due to options granted during 2007, in thousands	$84

On an after-tax basis, stock options granted in 2007 will reduce fully diluted net income per share by about $0.01 in 2007 and by lesser amounts in subsequent years.

NOTE 4. Income Taxes

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

NOTE 5. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity. There were no securities sold in the three-month or the six-month, year-to-date periods ending June 30, 2007 and 2006; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30		December 31
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$28,696	$28,367	$23,195	$22,924
US Treasury securities	5,783	5,785	6,959	6,963
Mortgage backed securities	884	902	970	995
Corporate Bonds	500	459	500	455

TOTAL	$35,863	$35,513	$31,624	$31,337

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	5,283	5,201	3,972	3,972

TOTAL	$5,283	$5,201	$3,972	$3,972

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250 thousand) investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.
(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155 thousand) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190 thousand) investment in the common stock of Pacific Coast Bankers Bank and ($50 thousand) investment in an economic development company, each of these investments is reported at cost.

NOTE 6. Loans

Loan detail by category is as follows (dollars in thousands):

	June 30 2007	December 31 2006
1-4 family and multi-family real estate loans	$18,954	$18,917
Commercial real estate, term loans	98,444	83,437
Commercial, construction loans	48,452	48,602
Commercial loans, non-real estate	40,795	43,275
Consumer loans	24,204	23,877

TOTAL LOANS	$230,849	$218,108

Allowance for loan losses	(2,693)	(2,586)
Net deferred loan fees	(482)	(400)

NET LOANS	$227,674	$215,122

NOTE 7. Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level considered adequate by management to provide for probable credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Other liabilities.” Changes in the allowance for loan losses for the periods indicated were as follows (in thousands):

	Three-months ended		Six-months ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Balance, beginning of period	$2,630	$2,322	$2,586	$2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	248	190	199	179

Balance, beginning of period, including OBS reserve	2,878	2,512	2,785	2,431
Provision for loan losses	90	90	180	180
Loan Charge-offs	(45)	0	(45)	(15)
Loan Recoveries	6	29	9	35

Balance, end of period, prior to adjustment for off-balance sheet items	2,929	2,631	2,929	2,631
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(236)	(201)	(236)	(201)

Balance, end of period	$2,693	$2,430	$2,693	$2,430

NOTE 8. Borrowed Funds

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

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

					Outstanding as of:
	Line amount (1)	Maturity	Collateral	Purpose	6/30/2007	12/31/2006
	($ in thousands)				($ in thousands)
Federal Home Loan Bank of Seattle (2)	$45,610	Annual (3)	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$3,698	$6,406
KeyBank of Washington (5)	$10,000	7/1/2008	Unsecured	Short-term line of credit	—	—
	$100	7/1/2008	Unsecured	Supports foreign currency transactions	—	—
	$100	7/1/2008	Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (6)	$10,000	6/30/2008	Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	7/31/2007	Unsecured	Short-term line of credit	—	—
Zions Bank (5)	$1,500	No stated maturity	Unsecured	Short-term line of credit	—	—

				Total borrowed funds	$3,698	$6,406

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.
(2)

Access to the FHLB line is conditioned to stock ownership; additional stock purchase may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). The balances outstanding for the reporting dates are predominately intermediate-term, with less than $250 thousand maturing after 2010.

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

NOTE 9. Capital Lease Liability

The capital lease liability outstanding on June 30, 2007 and December 31, 2006 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 10. Material Contract

In the third-quarter 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent. Expenses related to the agreement are recognized as “Other operating expense” and affect (reduce) net income by about $25 thousand per quarter. Payments to the PFD began in the third-quarter 2006; consequently, this expense is reflected in results reported for the three-month and six-month, year-to-date periods ending June 30, 2007, but not for the same periods ending June 30, 2006.

NOTE 11. Junior Subordinated Debentures

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

	June 30, 2007
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

NOTE 12. Common Stock

On April 18, 2006, the Board of Directors declared a five-percent stock dividend payable on June 15, 2006 to shareholders of record as of May 15, 2006. On April 17, 2007, the Board of Directors declared a five-percent stock dividend payable on June 15, 2007 to shareholders of record as of May 14, 2007. Shares, stock options and stock awards reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and six-month, year-to-date periods ending June 30, 2007 and 2006, have been adjusted to reflect the stock dividends.

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

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the three-month and six-month, year-to-date periods ended June 30, 2007. When warranted, comparisons are made to the same three or six-month period in 2006 and/or to the previous year ended December 31, 2006. The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-KSB for the previous year ended December 31, 2006, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Such “forward-looking” statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention; the Company’s ability to control risks associated with rapidly changing technology, both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release. Readers should also carefully review any risk factors described in its Quarterly Reports on Form 10-Q and other documents, including any Current Reports on Form 8-K furnished to or filed from time-to-time with the Securities & Exchange Commission. This statement is included for the express purpose of invoking the safe harbor provisions of applicable sections of the Securities Act of 1933, the Securities Exchange Act of 1934 and rules promulgated thereunder.

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

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “Other liability” on the balance sheet. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts that management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The allowances are evaluated on a regular basis by management and are based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Revisions to these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Six months ended
($ in thousands except per share data)	6/30/2007	6/30/2006	Variance	% change
Interest income	$10,218	$8,386	$1,832	21.8%
Interest expense	4,274	3,031	1,243	41.0%

Net interest income	5,944	5,355	589	11.0%
Provision for loan loss	180	180	0	0.0%

Net interest income after provision for loan loss	5,764	5,175	589	11.4%
Noninterest income	1,113	1,056	57	5.4%
Noninterest expense	5,137	4,355	782	18.0%

Income before provision for income tax expense	1,740	1,876	(136)	(-7.2)%
Provison for income tax expense	588	620	(32)	(-5.2)%

Net income	1,152	1,256	(104)	(-8.3)%
Basic earnings per common share	$0.49	$0.54	$(0.05)	(-9.2)%
Diluted earnings per common share	$0.48	$0.53	$(0.05)	(-9.0)%

Year-to-date financial ratios, annualized
Return on average assets	0.78%	0.96%
Return on average equity	9.20%	11.36%
Net interest income to average earning assets	4.36%	4.43%
Efficiency ratio	72.8%	67.9%
Noninterest income to average assets	0.76%	0.81%
Noninterest expense to average assets	3.49%	3.34%
Ending stockholder’s equity to average assets	8.62%	8.56%
Nonperforming loans to gross loans	0.39%	0.21%
Allowance for loan losses to gross loans	1.17%	1.18%

The Company earned $1,152 thousand in the first-half 2007, a decrease of 8% when compared to net income of $1,256 thousand for the same period last year. The reduction in year-to-date income is the result of higher non-interest expense, detailed below, that occurred during the first-quarter of the year. In the second-quarter the Company earned $657 thousand, an increase of 2% when compared to net income of $647 thousand for the second-quarter 2006.

Loans and deposits at June 30, 2007 showed growth rates of 12% and 17%, respectively, over June 30, 2006. Total assets grew 16%, year-over-year.

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

The June 30, 2007 second-quarter net interest margin as a percentage of earning assets was 4.46%, a decrease of 0.13% from the 4.59% net interest margin reported for the comparable period ended June 30, 2006. For 2007 year-to-date, net interest margin reports at 4.36%, compared to 4.43% for the first-half of 2006. This reduction in net interest margin is reflective of both increases in funding costs and downward pressure on loan rates; partially offsetting these factors are improved earnings on investment securities.

Table I presents condensed balance sheet information for the Bank, together with interest income and yields on first-half average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the six-month, year-to-date periods ended June 30, 2007 compared to June 30, 2006. Variances between the second and first-quarters 2007 are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Six-months, year-to-date, ended June 30, 2007 and 2006

(Dollars in Thousands)

Unaudited

	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$224,372	$9,037	8.06%	$201,766	$7,521	7.46%
Taxable investments	31,255	793	5.07%	31,004	691	4.46%
Nontaxable investments	3,827	65	3.40%	3,604	59	3.27%
FHLB stock	646	2	0.62%	646	—	0.00%
Federal funds sold & interest-bearing deposits with banks	12,510	321	5.13%	4,940	115	4.66%

Total interest earning assets	272,610	10,218	7.50%	241,960	8,386	6.93%
Less reserve for possible loan losses	(2,658)			(2,351)
Cash and due from banks	8,768			8,618
Other non-earning assets	15,480			12,618

Total assets	294,200			260,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

NOW accounts	15,090	80	1.06%	14,480	51	0.70%
Money market accounts	39,627	511	2.58%	43,461	415	1.91%
Savings accounts	12,222	78	1.28%	8,576	17	0.40%
Other time deposits	114,653	2,758	4.81%	89,379	1,830	4.09%

Total interest-bearing deposits	181,592	3,427	3.77%	155,896	2,313	2.97%
Securities sold under repurchase agreements [6]	25,191	556	4.41%	19,039	360	3.78%
Borrowed funds	4,800	134	5.58%	7,300	203	5.56%
Junior subordinated note	5,155	157	6.09%	5,155	155	6.01%

Total borrowed funds	35,146	847	4.82%	31,494	718	4.56%

Total interest-bearing liabilities	216,738	4,274	3.94%	187,390	3,031	3.23%

Demand deposits	50,213			48,646
Other liabilities	2,210			2,695
Stockholders’ equity	25,039			22,114

Total liabilities and stockholders’ equity	$294,200			$260,845

Net interest income	$5,944			$5,355
Net interest spread	3.55%			3.70%
Net interest income to average earning assets	4.36%			4.43%

COMMENTS

1.	There were no out-of-period adjustments.
2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
3.	Bank was not involved in any foreign activities.
4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.
5.	Loan fee income in the amount of $329 thousand and $125 thousand is included in loan interest income for 2007 and 2006, respectively.
6.	Junior subordinated note interest is a fixed rate of 5.95%. Varying number of days in billing periods causes variation in reported interest expense.

Table I shows a deterioration in year-to-date net interest spread, a reduction of 0.15%, that resulted from a 0.57% increase in interest earned and a 0.71% increase in interest paid. Comparing second-quarter 2007 results to second-quarter 2006, the reduction in net interest spread was about 0.20%.

Market rates of interest during the first-half 2007, as measured by the Prime Rate, were 0.59% higher than for the first-half 2006. Comparing the change in market rates of interest to rates paid or received by the Bank, we see that interest paid increased by 120% of the change in Prime Rate, while interest received increased by 102%. This indicates that, overall, Bank liabilities re-priced somewhat more quickly than Bank assets. The increase in the Bank’s cost of funds has increased, primarily because of the competitive environment for deposits in the Bank’s market area. Much of the growth in certificates of deposits (CDs) has resulted from special-term CDs at rates of interest that match competitor’s offers and that are 0.75% or more above standard rates for similar maturity terms. Additionally, as rates on deposit accounts remain relatively low compared to customer expectations, more and more customers are moving funds from lower interest rate accounts to higher rate accounts, particularly high-yield savings accounts and repurchase accounts. On the other hand, with long-term loan rates continuing at historically low levels, loan prospects and existing customers are negotiating for reductions in the rate charged by the Bank on its loan products. Often, borrowing customers will have offers or letters of interest from other financial institutions, leaving the Bank the option of matching rates that are below the level that it would like to see or declining to bid on the business. To some extent, lower loan rates have been offset by higher fees. Loan fee income in year-to-date 2007 is $204 thousand higher than for the same period in 2006.

The average balance sheet for the six-month periods ending June 30, 2007 and 2006 are reflective of the movement of deposits to higher yielding accounts. On the asset side, we see relatively little change. Loans decreased from 77% of assets to 76% and investment securities decreased from 14% to 12%; these reductions were offset by an increase in federal funds sold, from 2% to 4%. On the liability side of the balance sheet we see more movement. When compared to average assets, non-interest bearing demand deposits dropped from 19% to 17%. NOW accounts, which are modestly priced, dropped from 6% to 5%. Savings accounts grew from 3% to 4%; however, the growth in savings accounts was the result of the introduction of a new high-yield savings product that competes with premium money market accounts offered at other financial institutions. Money market account balances decreased from 17% to 13%, with some of that reduction attributable to the movement of funds to the high-yield savings product, which pay higher rates of interest at certain balance levels than does the money market product. Larger depositors moved funds from money market accounts into “Securities Sold under Agreement to Repurchase,” which pays a rate of interest tied to U.S. T-bills.

The following table sets forth a summary of changes in net interest income due to changes in year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the six-month, year-to-date periods ended June 30, 2007 and 2006 (dollars in thousands).

Table II

Change in net interest income	2007	2006	Variance	Change in income due to change in volume	Change in rate	Change in income 2007 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$224,372	$201,766	$22,606	881	0.61%	635	$1,516
Securities	35,728	35,254	474	10	0.56%	99	109
Fed funds sold/interest bearing balances	12,510	4,940	7,570	193	0.47%	13	206

Net change in total earning assets			30,650

Net change in income on total earning assets							1,831

LIABILITIES
NOW accounts	15,090	14,480	610	2	0.36%	27	29
Money Market accounts	39,627	43,461	(3,834)	(33)	0.67%	128	95
Savings accounts	12,222	8,576	3,646	10	0.89%	51	62
Time deposits	114,653	89,379	25,274	574	0.72%	353	927
Securities sold under agreement to repurchase	25,191	19,039	6,152	129	0.63%	67	196
Borrowed funds	4,800	7,300	(2,500)	(69)	0.02%	1	(68)
Junior Subordinated Debentures	5,155	5,155	0	0	0.08%	2	2

Net change, total interest bearing deposits			$29,348

Net change in expense on total interest bearing deposits							1,242

Net increase in net interest income							$589

Year-to-date, through June 30, 2007, net interest income before the provision for loan losses increased by $589 thousand over the previous year as interest income increased $1,831 thousand and interest expense increased $1,242 thousand. In reviewing Table II, about 59% of the increase in interest income is due to increased balances in earning assets, 41% is due to higher rates than for the same period in 2006. Looking at liabilities, we see an almost even split between increased volume, which accounts for 49% of the increase, and increased rate, which accounts for 51% of the increase. This is indicative of a balance sheet that is slightly liability sensitive and subject to a modest degree of pressure to raise deposit rates. The negative effect on loan rates of competition in the Bank’s market would be exacerbated if not for the ability, during the first-half of 2007, to offset some of the relative rate reductions through increased loan fee income. Improved loan fee income contributed 0.15% to loan yield.

The net interest margin as a percentage of earning assets for the first-half 2007 was 4.36%, which was down from the 4.43% net interest margin reported for first-half 2006. Both 2007 and 2006 second-quarter periods reported an increase when compared to first-quarter results each year, when net interest margin reported at 4.26%. The improvement in second-quarter net interest margin over first-quarter net interest margin is reflective of a certain amount of seasonality in Bank loan production. Typically, the third-quarter is the Bank’s best income quarter, followed by the fourth-quarter, the second-quarter and, finally, the first-quarter. Increased loan production in the better quarters results in higher loan fee income, some of which is classified as interest income for financial reporting purposes. Comparing the second-quarter 2007 to the same period in 2006, net interest margin declined from 4.59% to 4.46%. As noted in our first-quarter filing, the Bank was anticipating that the net interest margin would decline slightly during the year, primarily due to increased competition pushing loan rates down and deposit rates up. Assuming that the mix of earning assets and funding sources remains relatively consistent with the current mix, the decline was budgeted to be as much as 0.19% by year-end; second-quarter results appear to support those assumptions.

While the Bank is anticipating that competition will result in a reduction to its net interest margin, the Bank has not budgeted for either improvement or deterioration in net interest margin due to changes in market rates. The Bank strives to maintain a neutral interest rate position, so that net interest income is not significantly affected by changes in market rates. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis accomplished by the Bank.

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of June 30, 2007. Generally, the results of our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed June 30, 2007 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed June 30, 2007, presented to illustrate the estimated effect of changing rates on book value of equity, are within established limits.

Net Interest Income and Market Value

Summary Performance

June 30, 2007

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,202	$(123)	-1.00%	$19,874	$(8,805)	-30.70%
+200	12,244	(81)	-0.66%	22,697	(5,982)	-20.86%
+100	12,285	(40)	-0.32%	25,659	(3,020)	-10.53%
Base	12,325	0	0.00%	28,679	0	0.00%
-100	12,361	36	0.29%	31,840	3,161	11.02%
-200	12,397	72	0.58%	35,212	6,533	22.78%
-300	$12,268	$(57)	-0.46%	$38,759	$10,080	35.15%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2006, presented below, the effect of a significant change in market rates of interest on net interest income is diminished, while the effect on economic value of equity has increased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2006 and June 30, 2007 is considered an improvement. Results for both periods are well within Board established guidelines.

Net Interest Income and Market Value

Summary Performance

December 31, 2006

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,611	$531	4.40%	$19,756	$(6,665)	-25.23%
+200	12,437	357	2.96%	21,928	(4,493)	-17.00%
+100	12,260	180	1.49%	24,181	(2,240)	-8.48%
Base	12,080	0	0.00%	26,421	0	0.00%
-100	11,878	(202)	-1.67%	28,653	2,232	8.45%
-200	11,667	(413)	-3.42%	31,000	4,579	17.33%
-300	$11,321	$(759)	-6.28%	$33,485	$7,064	26.74%

Loan Loss Provision and Allowance

Below is a summary of the Bank’s allowance for loan losses for the first six-months of 2007 and 2006:

	Six months ended
	6/30/2007	6/30/2006
	(Dollars in Thousands)
YTD average net loans	$221,713	$199,415
Balance, beginning of period	2,586	2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	199	179

Balance, beginning of period, including OBS reserve	2,785	2,431
Loan charge-offs:
Commercial	—	—
Real Estate	—	—
Installment & Credit Card	45	15

Total Charge-offs	45	15
Recoveries of loans previously charged-off:
Commercial	—	—
Real Estate	9	10
Installment & Credit Card	—	25

Total Recoveries	9	35

Net Charge-offs	36	(20)
Provision charged to expense	180	180

Balance, end of year, prior to adjustment for off-balance sheet items	2,929	2,631
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(236)	(201)

Balance, end of year	$2,693	$2,430
Ratio of net charge-offs during period to average net loans outstanding	0.03%	-0.02%

The year-to-date June 30, 2007 provision for loan losses was $180 thousand, which is the same as the $180 thousand expensed in the same period last year. The level of the provision in 2007 primarily supports growth in the portfolio, rather than any change in overall portfolio credit quality. Changes in the loan loss provision for the remainder of 2007 is contingent upon future loan growth, as there is very little benefit available from improvement in the overall credit quality of the portfolio.

Year-to-date June 30, 2007 net loan loss was $36 thousand, compared to a net recovery of $20 thousand reported for the same period in 2006. Annualized net loan losses/(recoveries) to average outstanding loans are nominal for first six-months of each year, with 2007 at 0.03%, compared to (-0.02%) for the first six-months of 2006.

The allowance for loan losses at June 30, 2007 was 1.17% of period-end (gross) loans compared to 1.18% at both December 31, 2006 and June 30, 2006, respectively. At June 30, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 303% or 3.0 times the level of net nonperforming assets. That compares to 564%, or 5.6 times, at June 30, 2006. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

Allocation of balances in the ALLL, by category	June 30, 2007		June 30, 2006
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$530	18.09%	$384	14.60%
Secured by farmland (pass)	2	0.07%	1	0.04%
Home equity loans (pass)	53	1.81%	42	1.60%
Revolving loans secured by 1-4 family residential (pass)	22	0.75%	67	2.55%
Secured by multi-family residential (pass)	67	2.29%	66	2.51%
Secured by non-farm, non-residential real estate (pass)	641	21.88%	373	14.18%
Commercial and industrial loans (pass)	340	11.61%	279	10.60%
Loans to individuals (pass)	116	3.96%	183	6.96%
Credit card loans	89	3.04%	127	4.83%
All other loans and leases (pass)	2	0.07%	3	0.11%
Mortgage loans held for sale	1	0.03%	1	0.04%
Specifically Identified Potential Loss *	749	25.57%	847	32.19%
Commitments to Lend under Lines/Letters of Credit	237	8.09%	201	7.64%
Supplementary Allowance/Non-specific Factors	80	2.74%	57	2.15%

	$2,929	100.00%	$2,631	100.00%

*	Classified and criticized loans are individually analyzed, at least quarterly, to determine loss potential. Allocated reserves related to classified and criticized loans, which includes impaired loans, are reported as “Specifically Identified Potential Loss.” While there may be a specific reserve for a loan, that does not mean necessarily that a loss on the loan is likely. When a loss on a loan is identified as likely, the loan is immediately written-down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

Non-performing assets	June 30
	2007	2006
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$854	$385
Loans contractually past due ninety days or more as to interest or principal	36	41
Foreclosed assets	—	5

Total nonperforming assets	$890	$431

At June 30, 2007, net nonperforming assets as a percentage of total assets was 0.29%. That compares to total net nonperforming assets to total assets of 0.16% at June 30, 2006. Net nonperforming assets increased by $320 thousand during the second-quarter 2007. All of the increase is related to one loan that was placed on non-accrual during June 2007. Accrued interest income, in the amount of $9 thousand was reversed when the loan was placed on non-accrual. Two additional loans to the same borrower were re-paid during the second-quarter and management believes that the $320 thousand loan will be re-paid during the third-quarter, including interest owing.

Non-interest Income

Year-to-date June 30, 2007 non-interest income was $1,113 thousand, an increase of $57 thousand, or 5%, from the same period in 2006. Compared to the first-quarter 2007, non-interest income improved by $97, or 19%. The improvement over the first-quarter is consistent with historical performance; the first –quarter of the year typically reports the lowest non-interest income of any quarter during the year. Account service charge income, a sub-component of “Fees and service charges,” declined about $10 thousand year-over-year, with most of the reduction due to a lower volume of non-sufficient funds (NSF)

service charges. NSF service charge income has been declining over the past several years, which is attributable to increased usage of electronic or other non-check based banking options (Internet Banking, Bill Pay, debit and credit cards). Offsetting the reduction in account service charge income, and the result of increased customer usage of debit and credit cards, was commission income earned in the form of bank card interchange income. Interchange income is paid by merchants and ATM and point-of-sale (POS) networks to credit and debit card issuer banks each time the issuer bank’s customer makes a POS purchase or an ATM withdrawal. The Bank issues both debit and credit cards and has seen the dollar volume of customer usage increase significantly over the past several years. In the first-half 2007, interchange income increased $24 thousand, or 23%, when compared to the same period in 2006. Non-interest income from the origination and sale of residential mortgages was $324 thousand year-to-date through June 30, 2007, up $40 thousand from the same period last year. A 7% reduction in the number of mortgage loans originated was offset by a 19% increase in the average loan amount; slightly better pricing resulted in the 14% increase in income from the sale of loans.

Non-interest income throughout the remainder of the year is expected to remain consistent with second-quarter 2007 results.

Non-interest Expense

Year-to-date, through June 30, 2007, non-interest expense was $5,137 thousand, an increase of $782 thousand or 18% over the same period in 2006. Second-quarter 2007 non-interest expense was $87 higher than first-quarter, an increase of 3%. Most of the increase in the second-quarter 2007, when compared to the first-quarter, was in the area of employee expense and is, primarily, related to higher commissions paid to commercial and mortgage loan officers resulting from increased loan production. Year-over-year, the largest increase in non-interest expense relates to the Bank’s decision to increase the number of commercial loan officers that it employs from 7 to 11. This increase in the number of personnel was the primary reason for an increase in year-to-date employee compensation expense of $361 thousand, or 14%. One-time non-recurring expenses of $66 thousand related to hiring the 4 new loan officers were paid during the first-quarter 2007 and are reflected in year-to-date non-interest expense this year; there were no similar expenses during the first-half last year. Occupancy and FF&E were up sharply, $59 thousand, or 13%, as normal monthly expenses related to the Bank’s new Ruby branch, lease expense related to an additional 4,000 square feet at the Bank’s headquarters location and lease expense related to property being held for future branch expansion are reflected in first-half 2007 results, but not completely in the results for the same period in the prior year. Other operating expenses (not including the $66 thousand non-recurring expense related to hiring the 4 new loan officers) show an increase of $280 thousand, or 26%; of that increase, $75 thousand relates to the purchase of naming rights for the INB Performing Arts Center and an additional $48 thousand is increased advertising expense. The remainder of the increase is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense will continue to run significantly higher than for the same period in the prior year throughout the remainder of the year. There is virtually no variance to budgeted non-interest expense, with the increase in budget related to the increase in the number of loan officers employed, the addition of 2 new branches that will open later this year and implementation of a New Accounts automation process. The increase in budgeted non-interest expense is intended to position the Bank to increase revenues and net income in 2008 and 2009.

BALANCE SHEET

Loans

At June 30, 2007, the Bank reported $228,060 thousand in net loans, including loans-held-for-sale; this is an increase of $11,363 thousand and $24,020 thousand, or 5.2% and 11.8%, respectively, over loans reported at December 31, 2006 and June 30, 2006.

In-house net loan production during the first-half of 2007 has met expectations, with the second-quarter showing significant improvement over the first-quarter. $32 million in new loans were booked and $13 million in loans renewed during the second-quarter; this compares to $25 million in new loans booked and $8 million in loans renewed during the first-quarter. As noted below, the Bank does purchase loan participations from other community financial institutions and has seen those balances decrease from $37 million to $26 million since year-end; the 2007 budget did not anticipate either an increase or decrease in participations purchased. In-house production is on track but participations purchased have declined; the Bank is about $10 million below budget for total loans. The Bank has budgeted loan growth in excess of 15% for the year, which means that production, net of pay-offs, will need to increase substantially during the final two quarters in order to meet budget. Historically, the second-half of the year has compared favorably to the first-half in loan production.

Competition in the Bank’s primary market area has resulted in downward pressure on loan rates. Loans originated in the first-quarter 2007 were booked with an average weighted interest rate of 8.56%. During the second-quarter, the average weighted interest rate declined to 8.36%.

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 11.2%, 16.8% and 14.2% of total loans outstanding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to one borrower (as a rule, an amount equal to 15% or 20% of their capital). The Bank is interested in buying such participations in that they are good earning assets, when compared to other investment options and because it diversifies the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

The Bank is focused on credit quality and appropriate loan structure. The Bank, of course, has passed on credits that don’t meet its standards for loan quality (basically, apparent inability to repay); in addition, the Bank has passed on credits that are not appropriately priced for the Bank’s business model or where other conditions of the loan are not, in the Bank’s opinion, representative of sound lending practices on the Bank’s part or supportive of long-term benefit to the borrower. Bank management will curtail loan production and Bank asset growth if such growth is dependent upon booking credits that do not meet its credit quality or loan structure standards. For the remainder of this year, and, to the extent that the general business climate over the next few years can be forecast, Bank management believes that there is ample opportunity for quality loan growth in its market area. The Bank expects to report double-digit percentage loan growth this year and, assuming a continued favorable business climate in its market area, over the next several years.

Securities

The Bank presently has $35,513 thousand in securities classified as available-for-sale and $5,283 thousand in securities classified as held-to-maturity at June 30, 2007. Almost all of these securities are pledged as collateral for public deposits in Washington and Idaho, to support the Bank’s repurchase account program and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one bond in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments.

The securities portfolio increased in size by nearly $5 million during the second-quarter 2007. The primary driver behind the increase was a corresponding increase in balances in Securities Sold under Agreement to Repurchase, discussed below under “Liquidity.” For the time being, the increase in securities balances has a positive effect on net income, in that the new securities purchased have a tax-equivalent yield near 6%, which is higher than the rate paid on the repurchase accounts, the rate earned on the average securities portfolio and the rate available on federal funds sold.

Deferred Tax Asset

At June 30, 2007, the Bank had a recorded deferred tax asset of $315 thousand which compared to a deferred tax asset of $293 thousand at December 31, 2006. The change in the deferred tax asset was due to an increase in the unrealized loss computed by comparing the book value of the Bank’s held-to-maturity securities portfolio to current market value. A decline in the market value of the securities portfolio, when compared to book value, of $63 thousand resulted in an increase in deferred tax assets of $22 thousand.

Deposits

At June 30, 2007, the Bank reported $239,602 thousand in deposits; this is an increase of $28,669 thousand and $34,800 thousand, or 13.6% and 17.0%, respectively, over deposits reported at December 31, 2006 and June 30, 2006.

Deposit growth in the first-half 2007 was especially strong for certificates of deposit over $100 thousand; this category of deposits grew $8.9 million, or nearly 23% from year-end; most of that growth was in the first-quarter, when certificates of deposit over $100 thousand grew $7.6 million. Money market accounts grew $5 million, or nearly 14% during the first-quarter; however, most of that growth was due to one customer, who has now moved those funds to a permanent investment, leaving second-quarter-end money market balances virtually equal to year-end balances, with less than a 1% increase. Savings accounts grew $3 million in the first-quarter and are up almost $7 million for the year, an increase of 78%; most of the growth in savings is attributed to the introduction of a new high-yield savings account that can pay as much as 4% interest on balances over $100 thousand. NOW accounts grew $2.4 million, nearly 18%, during the first-quarter and have remained relatively flat since then. Demand deposits and certificates of deposit less than $100 thousand grew $3 million and $3.6 million during the first-quarter and, at June 30, 2007, are up $5.9 million and $4.7 million, which was, respectively, 11.9% and 7.3%.

Competition in the Bank’s primary market area during both the first and second-quarters resulted in upward pressure on rates paid on deposits, increasing the cost of interest-bearing deposits by about 0.14%, when comparing the second-quarter, at 3.84%, to the first-quarter, at 3.70%. This upward pressure resulted in a reduction in the Bank’s net interest margin. Comparing net interest income to average earning assets, the Bank reported 4.46% for the second-quarter 2007, a 0.13% reduction from the 4.59% net interest margin reported in the second-quarter 2006. Year-to-date, 2007 reports a net interest margin of 4.36%, a 0.07% reduction from the 4.43% net interest margin reported in the first-half 2006. Second-quarter results in both years are not directly comparable to first-quarter results because loan production in the first-quarter of the year is historically lower than for the second-quarter; certain loan fees are classified as interest income for financial reporting purposes and enhance second-quarter results.

47% of first-half deposit growth was centered in certificates of deposit, which is roughly comparable to the 49% share of total deposits represented by certificates of deposit at June 30, 2007. Rates paid by the Bank on $39 million in certificates issued in the first-half were consistent with rates paid by other financial institutions in the Bank’s market area and averaged 5.21%. On average, through the end of the first-quarter, about $12.5 million of the funds were invested in Federal Funds Sold, where they earn slightly less than they cost the Bank. As more of the funds are used to support loan growth, net interest income should improve.

Savings accounts grew due to a new product that the Bank introduced this year. This new product, the High Yield Savings Account, pays up to 4.0% interest on savings accounts with balances in excess of $100 thousand.

Interest-free checking and NOW accounts grew primarily because previously existing deposit customers maintained higher balances during the quarter and the year-to-date.

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

Junior Subordinated Debentures

The Company had $5,155 thousand in junior subordinated debentures at June 30, 2007; most of the proceeds have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures had an interest rate of 5.95% that is fixed through June 30, 2010. As of June 30, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-KSB.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the sale of new stock, including the exercise of stock options, and decreases through the payment of dividends and the repurchase of outstanding shares. Stock dividends do not affect capital. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through June 30, 2007 (dollars in thousands):

Beginning capital December 31, 2006	$24,521
Additions relating to stock-based compensation	43
Additions from exercise of stock options	13
Additions due to vesting and issuance of stock grants	3
Additions due to shares issued under the Director Stock Compensation Plan	73
Reduction, due to stock re-purchase	(1)
Net income for six months ended June 30, 2007	1,152
Change in accumulated other comprehensive loss	(43)
Cash dividends paid to shareholders	(408)

Ending capital June 30, 2007	$25,353

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At June 30, 2007, the Bank’s total capital to risk weighted assets was 12.77%, compared to 11.92% at June 30, 2006.

Historically, the Company’s Board of Directors times its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2007 was $0.18; adjusted for a 5% stock dividend paid in June 2006, the increase in the 2007 cash dividend over the cash dividend paid in 2006 is 18%. The cash dividend paid on June 15, 2007 represents a payout of 14.5% of the Company’s prior-year net income.

Over the next several years, the Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2007, the Bank had $90,296 thousand in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2007, the Bank had issued $1,253 thousand in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at June 30, 2007 are included in the amount disclosed under commitments to lend, listed above.

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

The Company, separate from the Bank, does not currently have meaningful funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source; the funds almost always come from credit unions and currently represent about 4% of total deposits. Public funds contribute another 5% to deposits and consist of funds deposited by the States of Washington and Idaho. Public funds are stable, staying with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds; the rate is set by the State of Washington, while the State of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. The remaining deposits, 91%, are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending June 30, 2007 concludes that the $47 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 63%/37% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile; however,

the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending June 30, 2007, about $29 million, is split between reliable funds and volatile funds at a 73%/27% ratio. Properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, in that a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts (which are collateralized at a minimum of 105% of repurchase account balances).

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank is investing in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In 2008, the Bank plans to relocate two additional branches for the same purpose. The Bank historically has been successful in funding its asset growth with local deposits; funds borrowed from other financial institutions supported less than 2% of the balance sheet and other non-local funds supported only 4%.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on June 30, 2007 balances concluded that the Bank has access to funds in excess of 29% of its quarter-end total assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 15% of total assets. At June 30, 2007, the borrowing line was approximately $46 million. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At June 30, 2007, the Bank had pledged collateral that supported about $37 million in borrowings and had stock ownership in the FHLB that would permit total borrowings of approximately $17 million; deducting amounts already borrowed from the FHLB, additional borrowings at June 30, 2007 were limited to just under $13 million. At June 30, 2007, the Bank had established unsecured overnight lines totaling $23 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In the first-half 2007, in addition to consolidated net income of $1,152 thousand, the Bank relied primarily on increased deposits of $28.7 million to cover net loan growth of $12.7 million, an increase in securities owned of $5.6 million, repayment of federal funds purchased and borrowed funds of $6.3 million and investment in fixed assets of $579 thousand. Cash and due from banks can vary significantly from day-to-day, but was down $735 thousand at June 30, 2007 when compared to year-end. Remaining funds were invested in federal funds sold, which increased $11.2 million. Other sources and uses of funds were not material or are considered to be temporary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-KSB and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2007, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other stockholders who own less than one-hundred (100) shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcbb.com. During the second-quarter of 2007, the Company repurchased 29 shares at an average price of $18.22.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
04/01/2007 - 04/30/2007	29	$18.22	0	n/a
05/01/2007 - 05/31/2007	0	n/a	0	n/a
06/01/2007 - 06/30/2007	0	n/a	0	n/a

Total	29	$18.22	0	n/a

(a)/(b) Not adjusted for 5% stock dividend.

(c)/(d) No repurchase program is in effect.

During the second-quarter of 2007, one employee exercised stock options and was awarded shares granted by the Company in stock option and stock grant agreements prepared in accordance with the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”). This employee purchased 1,625 shares of common stock with a weighted-average exercise price per share of $8.00 and an average market value, at the date of exercise, of $17.50. The same employee had previously been granted 700 shares under the Plan; these shares would normally vest over a three year period. Upon his qualified retirement, and as provided for in the Plan, 160 shares were issued to the employee and 540 shares were forfeited. The market value of the shares issued to the employee was $17.43 per share.

A five-percent stock dividend was declared by the directors on April 17, 2007, payable to stockholders of record as of May 15, 2007; 111,800 shares were issued and delivered on June 15, 2007.

During the second-quarter of the 2007 fiscal year, the Registrant issued 4,000 shares of common stock to non-employee directors pursuant to the Registrant’s compensation plan for non-employee directors; this plan provides for the issuance of 300 shares annually to each non-employee director, with an additional 100 shares to the chairperson, provided that each compensated director has completed twelve months of service prior to the annual shareholder meeting (directors serving less than twelve months are compensated on a pro-rata basis). Director shares were valued at $18.27 per share; expense of $73,080 is included in “Other operating expense” in the Consolidated Statements of Income.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 14, 2007. At the annual meeting there were a total number of 2,236,460 shares eligible to vote, of which 1,989,352 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:

	FOR		AGAINST		WITHHELD
	# of votes	Percentage of shares outstanding	# of votes	Percentage of shares outstanding	# of votes	Percentage of shares outstanding
Katie Brodie	1,970,256	88.1%	17,121	0.8%	0	0.0%
Clark H Gemmill	1,978,917	88.5%	8,460	0.4%	0	0.0%
Frederick M Schunter	1,978,917	88.5%	8,460	0.4%	0	0.0%
William E Shelby	1,978,917	88.5%	8,460	0.4%	0	0.0%
Jennifer West	1,978,917	88.5%	8,460	0.4%	0	0.0%

The terms of Directors Dwight B. Aden, Jr., Jimmie T.G. Coulson, Harlan D. Douglass, Freeman B. Duncan, Donald A. Ellingsen, M.D., Randall L. Fewel, Bryan S. Norby and Richard H. Peterson continued.

In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99201-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2007. 1,888,301 shares were voted in favor of the ratification with 9,664 shares being voted against and 91,387 withheld, including abstentions and broker non-votes.

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

Item 6.	Exhibits

(a)	Exhibit 10.2.9
Scott W. Southwick Employment Agreement, dated June 11, 2007

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed April 18, 2007. On April 18, 2007 the Company issued a press release announcing the declaration of cash and stock dividends (as described in Note 11).

Report filed April 27, 2007. On April 27, 2007 the Company issued a press release announcing financial information for the first-quarter of 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 10, 2007	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: August 10, 2007	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer