Form 10-Q
period 2007-09-30
NORTHWEST BANCORPORATION INC
filed 2007-11-09
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has a single class of common stock, of which there are 2,355,508 shares issued and outstanding as of September 30, 2007.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	September 30 2007	December 31 2006
Assets
Cash and due from banks	$7,956	$12,132
Federal funds sold/interest bearing balances at other financial institutions	1,973	237
Securities held-to-maturity (fair value, $6,148 and $3,972, respectively)	6,146	3,972
Securities available-for-sale (amortized cost, $36,981 and $31,624, respectively)	37,012	31,337
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,713 in 2007 and $2,586 in 2006	249,425	215,122
Loans held for sale	777	1,575
Accrued interest receivable	1,745	1,373
Premises and equipment, net	8,640	7,252
Bank owned life insurance	3,528	3,432
Other assets	1,871	1,869

TOTAL ASSETS	$319,719	$278,947

Liabilities
Noninterest bearing demand deposits	$54,029	$49,436
Money Market accounts	41,091	36,323
NOW accounts	15,428	13,222
Savings accounts	15,938	8,826
Time Certificates of Deposit, $100,000 and over	45,244	38,658
Time Certificates of Deposit, under $100,000	78,087	64,468

TOTAL DEPOSITS	249,817	210,933
Securities sold under agreement to repurchase	31,800	25,784
Federal Funds Purchased	0	3,630
Borrowed funds	3,592	6,406
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	897	765
Other liabilities	1,469	1,154

TOTAL OTHER LIABILITIES	43,512	43,493

TOTAL DEPOSITS & OTHER LIABILITIES	293,329	254,426

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,355,508 on September 30, 2007 and 2,348,283 on December 31, 2006	22,931	20,821
Retained earnings	3,439	3,889
Accumulated other comprehensive income/(loss), net of tax effect of $11 for 2007 and ($98) for 2006	20	(189)

TOTAL STOCKHOLDERS’ EQUITY	26,390	24,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,719	$278,947

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three months ended September 30		Nine-months, year-to-date, ended September 30
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$4,928	$4,227	$13,965	$11,748
Interest on securities	507	384	1,367	1,134
Interest on federal funds sold	88	56	409	171

TOTAL INTEREST INCOME	5,523	4,667	15,741	13,053
Interest Expense
Interest on deposits	1,873	1,276	5,300	3,589
Interest on securities sold under agreement to repurchase	327	260	883	620
Interest on borrowed funds	141	189	432	547

TOTAL INTEREST EXPENSE	2,341	1,725	6,615	4,756
NET INTEREST INCOME	3,182	2,942	9,126	8,297
Provision for loan losses	90	90	270	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,092	2,852	8,856	8,027
Noninterest Income
Fees and service charges	220	229	656	675
Net gain from sale of loans	155	168	479	452
Other noninterest income	183	183	536	509

TOTAL NONINTEREST INCOME	558	580	1,671	1,636
Noninterest Expense
Salaries and employee benefits	1,447	1,326	4,381	3,899
Occupancy, premises & equipment expense	249	228	752	672
Depreciation and amortization expense	137	149	416	412
Other operating expense	702	582	2,123	1,657

TOTAL NONINTEREST EXPENSE	2,535	2,285	7,672	6,640
INCOME BEFORE PROVISION FOR INCOME TAX EXPENSE	1,115	1,147	2,855	3,023
Provision for income tax expense	367	378	955	998

NET INCOME	$748	$769	$1,900	$2,025

	2007	2006	2007	2006
Weighted average shares outstanding	2,354,563	2,331,192	2,351,633	2,328,407
Basic earnings per share	$0.32	$0.33	$0.81	$0.87

Weighted average shares outstanding	2,354,563	2,331,192	2,351,633	2,328,407
Effect of dilutive securities	35,343	42,621	37,778	40,538

Weighted average shares outstanding, adjusted for dilutive securities	2,389,906	2,373,813	2,389,411	2,368,945
Earnings per share assuming full dilution	$0.31	$0.32	$0.80	$0.85

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of September 30, 2007

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income
Balance, December 31, 2005	$21,687	$18,637	$3,306	($256)
Net income 2006	2,780		2,780		$2,780
Stock sold	333	333
Stock purchased	(4)	(4)
5% stock dividend	0	1,855	(1,855)
Cash dividend ($0.16 per share)	(342)		(342)
Change in unrealized losses on available for sale securities, net of taxes	67			67	67

Comprehensive income					2,847

Balance December 31, 2006	24,521	20,821	3,889	(189)
Net income, 2007, year-to-date	1,900		1,900		1,900
Stock sold	26	26
Stock purchased	(3)	(3)
Stock issued to employees, due to stock grants	3	3
Stock issued to directors	73	73
5% stock dividend	0	1,942	(1,942)
Cash dividend ($0.18 per share)	(408)		(408)
Equity-based compensation	69	69
Change in unrealized loss on available for sale securities, net of taxes	209			209	209

Comprehensive income					$2,109

Balance, end-of-quarter, September 30, 2007	$26,390	$22,931	$3,439	$20

Disclosure of 2007 reclassification amount:
Unrealized holding gain on available for sale securities	$20
Reclassification adjustment for gains realized in income	0

Net unrealized gain	20
Tax effect	11

Net of tax amount	$31

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

	Nine-months, year-to-date, ended September 30
	2007	2006
Net income	$1,900	$2,025
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	270	270
Depreciation and amortization	416	412
Net (increase)/decrease in loans held for sale	798	(817)
Net increase in bank owned life insurance	(96)	(86)
Change in assets and liabilities:
Accrued interest receivable	(372)	(318)
Other assets	(111)	(575)
Interest payable	132	209
Other liabilities	315	339
Equity-based compensation expense	69	36

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,321	1,495
Cash flows from investing activities:
Net increase in federal funds sold/interest bearing balances at other financial institutions	(1,736)	(4,608)
Net (increase)/decrease in investment securities	(7,531)	551
Net increase in loans	(34,573)	(22,124)
Purchase of premises and equipment net of gain or loss on asset disposal	(1,804)	(2,042)
Foreclosed real estate activity (net)	0	12

NET CASH USED BY INVESTING ACTIVITIES	(45,644)	(28,211)
Cash flows from financing activities:
Net increase in deposits	38,884	17,851
Net increase in securities sold under agreement to repurchase	6,016	7,056
Net decrease in federal funds purchased	(3,630)	0
Repayment of borrowed funds	(2,814)	(306)
Proceeds from issuance of borrowed funds	0	2,000
Cash received from stock sales	102	205
Cash paid to repurchase stock	(3)	(3)
Cash dividend paid	(408)	(342)

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,147	26,461
Net decrease in cash and cash equivalents:	(4,176)	(255)
Cash and due from banks, beginning of year	12,132	8,337

CASH AND DUE FROM BANKS, END OF QUARTER	$7,956	$8,082
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$6,483	$4,625

Income taxes	$827	$1,066

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$31	($124)

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. Prior to its filing on Form 10-Q for the period ending March 31, 2007, the Company filed as a “small business issuer,” utilizing the “Transitional Small Business Disclosure Format” provided for in Regulation S-B. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and nine-month, year-to-date periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

Restricted stock-award activity in 2006 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. There have been no restricted stock-award grants in 2007. One employee who had previously been granted restricted stock-awards retired during the second-quarter 2007. In accordance with Plan provisions, this employee was issued 160 shares upon his retirement; in the case of a qualified retirement, the Plan allows for the issuance of shares in an amount equal to the number of full months worked since the restricted stock-awards were granted, divided by the number of months in the vesting period, times the number of stock-awards granted. The number of restricted stock-awards outstanding as of September 30, 2007 is as follows:

Number of shares
Outstanding at December 31, 2006	10,658
Granted	—
Forfeited	575
Exercised	160

Outstanding at September 30, 2007	9,923

Stock options outstanding at the end of last year are also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be awarded during the process of recruiting new employees to the Bank. During the nine-months, year-to-date, adjusted for the five-percent stock dividend paid in the second-quarter, 6,300 stock options were awarded to new commercial lenders hired by the Bank and 5,000 stock options were awarded to an individual hired to serve as the Bank’s Chief Credit Officer.

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock. Historical forfeiture rate is nominal. Expected dividend yield reflects the Company’s expected future dividend rate. The assumptions used in calculating the fair value of options granted during the nine-months, year-to-date are as follows:

	Risk free interest rate	Expected life (years)	Expected volatility	Expected forfeiture rate	Expected dividend yield
Options granted in 2007	4.79%	6.5	23.75%	0.00%	1.33%

The number of stock options outstanding and exercisable as of September 30, 2007 is as follows:

	2007
	Shares actual	Weighted- average exercise price
Outstanding options, beginning of year	126,143	$9.23
Granted	11,300	$17.23
Exercised	(3,250)	$8.00
Forfeited	(1,263)	$10.75

Outstanding options, end of period	132,930	$10.16

Options exercisable at end of period	103,963

Weighted-average fair value of options granted during the period	$5.32

The method of accounting for stock-based compensation expense is also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-KSB for the year ended December 31, 2006. The expense related to the grant of stock options is recognized over the vesting period of the stock options in accordance with results obtained using the Black-Scholes option pricing model. Total expense related to options granted in the nine-months, year-to-date 2007 is $58 thousand. The Black-Scholes option pricing model provides for a greater recognition of expense in the early years of the vesting period, with decreasing amounts to be recognized in subsequent years. Expense related to options granted in the nine-months, year-to-date 2007 will be recognized as follows:

Year ending December 31	Expense
2007	$25
2008	15
2009	9
2010	6
2011	3
Total stock-compensation expense that will be recognized due to options granted during 2007, in thousands	$58

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

NOTE 4. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity. There were no securities sold in the three-month or the nine-month, year-to-date periods ending September 30, 2007 and 2006; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30		December 31
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$30,864	$30,900	$23,195	$22,924
US Treasury securities	3,787	3,792	6,959	6,963
Mortgage backed securities	1,830	1,847	970	995
Corporate Bonds	500	473	500	455

TOTAL	$36,981	$37,012	$31,624	$31,337

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	6,146	6,148	3,972	3,972

TOTAL	$6,146	$6,148	$3,972	$3,972

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250 thousand) investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155 thousand) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190 thousand) investment in the common stock of Pacific Coast Bankers Bank and ($50 thousand) investment in an economic development company, each of these investments is reported at cost.

NOTE 5. Loans

Loan detail by category is as follows (dollars in thousands):

	September 30	December 31
	2007	2006
1-4 family and multi-family real estate loans	$21,463	$18,917
Commercial real estate, term loans	103,446	83,437
Commercial, construction loans	56,160	48,602
Commercial loans, non-real estate	45,401	43,275
Consumer loans	26,241	23,877

TOTAL LOANS	$252,711	$218,108

Allowance for loan losses	(2,713)	(2,586)
Net deferred loan fees	(573)	(400)

NET LOANS	$249,425	$215,122

NOTE 6. Allowance for Loan Losses

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

	Three-months ended		Nine-months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Balance, beginning of period	$2,693	$2,430	$2,586	$2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	236	201	199	179

Balance, beginning of period, including OBS reserve	2,929	2,631	2,785	2,431
Provision for loan losses	90	90	270	270
Loan Charge-offs	(45)	(29)	(90)	(44)
Loan Recoveries	8	4	17	39

Balance, end of period, prior to adjustment for off-balance sheet items	2,982	2,696	2,982	2,696
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(269)	(207)	(269)	(207)

Balance, end of period	$2,713	$2,489	$2,713	$2,489

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

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

	Line amount (1)				Outstanding as of:
	($ in thousands)	Maturity	Collateral	Purpose	6/30/2007	12/31/2006
					($ in thousands)
Federal Home Loan Bank of Seattle (2)	$45,610	Annual (3)	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$3,592	$6,406
KeyBank of Washington (5)	$10,000	7/1/2008	Unsecured	Short-term line of credit	—	—
	$100	7/1/2008	Unsecured	Supports foreign currency transactions	—	—
	$100	7/1/2008	Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (6)	$10,000	6/30/2008	Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	7/31/2008	Unsecured	Short-term line of credit	—	—
Zions Bank (5)	$1,500	No stated maturity	Unsecured	Short-term line of credit	—	—

				Total borrowed funds	$3,592	$6,406

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

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

(4)

The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets. The Bank may be unable to access the full amount of its FHLB line if the amount of qualifying real estate loans available to pledge in support of advances against the line is inadequate; at September 30, 2007, the amount of qualifying collateral pledged to the FHLB limited total advances to approximately $39.4 million.

(5)	Federal funds purchased lines of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days.

(6)	Federal funds purchased line of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days. May be extended to as much as thirty days.

NOTE 8. Capital Lease Liability

The capital lease liability outstanding on September 30, 2007 and December 31, 2006 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 9. Material Contract

In the third-quarter 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent. Expenses related to the agreement are recognized as “Other operating expense” and affect (reduce) net income by about $25 thousand per quarter. Payments to the PFD began in the third-quarter 2006; consequently, this expense is reflected in results reported for the three-month and nine-month, year-to-date periods ending September 30, 2007, but, for 2006, is only reflected in and for the third-quarter.

NOTE 10. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures aggregating $5.155 million to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-KSB for the year ended December 31, 2006. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the statement of financial condition.

The following tables are a summary of trust preferred securities at the dates indicated (dollars in thousands):

September 30, 2007

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

NOTE 11. Common Stock

On April 18, 2006, the Board of Directors declared a five-percent stock dividend which was paid on June 15, 2006 to shareholders of record as of May 15, 2006. On April 17, 2007, the Board of Directors declared a five-percent stock dividend which was paid on June 15, 2007 to shareholders of record as of May 14, 2007. Shares, stock options and stock awards reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month and nine-month, year-to-date periods ending September 30, 2007 and 2006, have been adjusted to reflect the stock dividends.

On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share annual cash dividend which was paid on June 15, 2006 to shareholders of record as of May 12, 2006. On April 17, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend which was paid on June 15, 2007 to shareholders of record as of May 11, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the three-month and nine-month, year-to-date periods ended September 30, 2007. When warranted, comparisons are made to the same three or nine-month period in 2006 and/or to the previous year ended December 31, 2006. The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-KSB for the previous year ended December 31, 2006, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed on the Form 10-KSB. Management believes that the following policy and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Nine months ended
($ in thousands except per share data)	9/30/2007	9/30/2006	Variance	% change
Interest income	$15,741	$13,053	$2,688	20.6%
Interest expense	6,615	4,756	1,859	39.1%

Net interest income	9,126	8,297	829	10.0%
Provision for loan loss	270	270	0	0.0%

Net interest income after provision for loan loss	8,856	8,027	829	10.3%
Noninterest income	1,671	1,636	35	2.1%
Noninterest expense	7,672	6,640	1,032	15.5%

Income before provision for income tax expense	2,855	3,023	(168)	(-5.6%)
Provison for income tax expense	955	998	(43)	(-4.3%)

Net income	$1,900	$2,025	$(125)	(-6.2%)
Basic earnings per common share	$0.81	$0.87	$(0.06)	(-6.9%)
Diluted earnings per common share	$0.80	$0.85	$(0.05)	(-5.9%)
Year-to-date financial ratios, annualized
Return on average assets	0.84%	1.03%
Return on average equity	10.00%	12.06%
Net interest income to average earning assets	4.37%	4.53%
Efficiency ratio	71.1%	66.8%
Noninterest income to average assets	0.74%	0.83%
Noninterest expense to average assets	3.41%	3.36%
Ending stockholders’ equity to average assets	8.46%	8.48%
Nonperforming loans to gross loans	0.33%	0.16%
Allowance for loan losses to gross loans	1.08%	1.18%

The Company earned $1.90 million in the nine-months, year-to-date 2007, a decrease of 6% when compared to net income of $2.03 million for the same period last year. The reduction in nine-month, year-to-date income is the result of higher non-interest expense and lower non-interest income, detailed below. In the third-quarter the Company earned $748 thousand, a decrease of 3% when compared to net income of $769 thousand for the third-quarter 2006.

Loans and deposits at September 30, 2007 showed growth rates of 20% and 19%, respectively, over September 30, 2006. Total assets grew 16%, year-over-year.

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

The September 30, 2007 third-quarter net interest margin as a percentage of earning assets was 4.40%, a decrease of 0.33% from the 4.73% net interest margin reported for the comparable period ended September 30, 2006. For 2007 nine-months, year-to-date, net interest margin reports at 4.37%, compared to 4.53% for the nine-months, year-to-date 2006. This reduction in net interest margin is reflective of both increases in funding costs and downward pressure on loan rates; partially offsetting these factors are improved earnings on investment securities.

Table I presents condensed balance sheet information for the Bank, together with interest income and yields on nine-months, year-to-date average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the nine-month, year-to-date periods ended September 30, 2007 compared to September 30, 2006. Variances between the third-quarter 2007 and prior periods are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Nine-months, year-to-date, ended September 30, 2007 and 2006

(Dollars in Thousands)

Unaudited

	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$230,263	$13,965	8.09%	$204,225	$11,748	7.67%
Taxable investments	31,998	1,252	5.22%	31,027	1,046	4.50%
Nontaxable investments [2]	4,718	112	3.17%	3,569	88	3.29%
FHLB stock	646	3	0.62%	646	—	0.00%
Federal funds sold & interest-bearing deposits with banks	10,578	409	5.16%	4,753	171	4.80%

Total interest earning assets	278,203	15,741	7.54%	244,220	13,053	7.13%
Less reserve for possible loan losses	(2,675)			(2,391)
Cash and due from banks	9,108			8,556
Other non-earning assets	15,184			12,882

Total assets	299,820			263,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	15,033	126	1.12%	14,557	86	0.79%
Money market accounts	39,182	745	2.54%	41,698	642	2.05%
Savings accounts	13,402	165	1.64%	8,952	28	0.42%
Other time deposits	116,702	4,264	4.87%	90,349	2,833	4.18%

Total interest-bearing deposits	184,319	5,300	3.83%	155,556	3,589	3.08%
Securities sold under repurchase agreements	27,315	883	4.31%	20,469	620	4.04%
Borrowed funds	4,615	199	5.75%	7,803	312	5.33%
Junior subordinated note [6]	5,155	233	6.03%	5,155	235	6.08%

Total borrowed funds	37,085	1,315	4.73%	33,427	1,167	4.65%

Total interest-bearing liabilities	221,404	6,615	3.98%	188,983	4,756	3.36%
Demand deposits	50,786			49,305
Other liabilities	2,299			2,594
Stockholders’ equity	25,331			22,385

Total liabilities and stockholders’ equity	$299,820			$263,267

Net interest income	$9,126			$8,297
Net interest spread	3.56%			3.77%
Net interest income to average earning assets	4.37%			4.53%

COMMENTS

1.	There were no out-of-period adjustments.

2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3.	Bank was not involved in any foreign activities.

4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5.	Loan fee income in the amount of $484 thousand and $230 thousand is included in loan interest income for 2007 and 2006, respectively.

6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Comparing 2007 to 2006, Table I shows a deterioration in nine-month, year-to-date net interest spread, a reduction of 0.21%, that resulted from a 0.41% increase in interest earned and a 0.62% increase in interest paid. Third-quarter 2007 results were comparable to the prior six months; year-to-date net interest spread increased from 3.55% to 3.56%, as both interest earned and interest paid increased by about 0.04%.

Market rates of interest during the nine-months, year-to-date 2007, as measured by the Prime Rate, were 0.22% higher than for the nine-months, year-to-date 2006. Comparing the change in market rates of interest to rates paid or received by the Bank, we see that the marginal rate for interest paid increased at nearly twice the experience for interest received. This indicates that, overall, Bank liabilities re-priced more quickly than Bank assets. The Bank’s cost of funds has increased, primarily because of the competitive environment for deposits in the Bank’s market area and a greater reliance on certificates of deposits (CDs) and higher-yield savings accounts. Much of the growth in CDs is the result of special-term CDs at rates of interest that match competitors’ offers and that are 0.75% or more above standard rates for similar maturity terms. Additionally, as rates on deposit accounts remain relatively low compared to customer expectations, more and more customers are moving funds from lower interest rate accounts to higher rate accounts, particularly high-yield savings accounts and repurchase accounts. On the other hand, with long-term loan rates continuing at historically low levels, loan prospects and existing customers are negotiating for reductions in the rate charged by the Bank on its loan products. Often, borrowing customers will have offers or letters of interest from other financial institutions, leaving the Bank the option of matching rates that are below the level that it would like to see or declining to bid on the business. To some extent, lower loan rates have been offset by higher fees. Loan fee income for the nine-months, year-to-date 2007 is $254 thousand higher than for the same period in 2006, with $50 thousand of that improvement coming in the third-quarter 2007.

The average balance sheet for the nine-month periods ending September 30, 2007 and 2006 are reflective of the movement of deposits to higher yielding accounts. On the asset side, we see relatively little change. Loans decreased from 78% of assets to 77%, and investment securities dropped from 13% to 12%; the reduction in the loan and investment percentages was offset by an increase in federal funds sold, which increased from 2% to 4%. On the liability side of the balance sheet we see more movement. When compared to average assets, non-interest bearing demand deposits dropped from 19% to 17%. NOW accounts, which are modestly priced, dropped from 6% to 5%. Savings accounts grew from 3% to 4%; however, the growth in savings accounts was the result of the introduction of a new high-yield savings product that competes with premium money market accounts offered at other financial institutions. Money market account balances decreased from 16% to 13%, with some of that reduction attributable to the movement of funds to the high-yield savings product, which pays higher rates of interest at certain balance levels than does the money market product. Larger depositors also moved funds from money market accounts into “Securities Sold under Agreement to Repurchase,” which pays a rate of interest tied to U.S. T-bills, and grew those accounts from 8% to 9%. The biggest change in liabilities was in CDs, which now fund 39% of the balance sheet, compared to 34% one year ago.

The following table sets forth a summary of changes in net interest income due to changes in nine-month, year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the nine-month, year-to-date periods ended September 30, 2007 and 2006 (dollars in thousands).

Table II

Change in net interest income	2007	2006	Variance	Change in income due to change in volume	Change in rate	Change in income 2007 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$230,263	$204,225	$26,038	1,555	0.42%	662	2,217
Securities	37,362	35,242	2,120	71	0.58%	162	233
Fed funds sold/interest bearing balances	10,578	4,753	5,825	224	0.36%	14	238

Net change in total earning assets			33,983

Net change in income on total earning assets							2,688

LIABILITIES
NOW accounts	15,033	14,557	476	3	0.33%	37	40
Money Market accounts	39,182	41,698	(2,516)	(36)	0.49%	139	103
Savings accounts	13,402	8,952	4,450	20	1.22%	117	137
Time deposits	116,702	90,349	26,353	913	0.69%	518	1,431
Securities sold under agreement to repurchase	27,315	20,469	6,846	219	0.27%	44	263
Borrowed funds	4,615	7,803	(3,188)	(139)	0.42%	26	(113)
Junior Subordinated Debentures	5,155	5,155	0	0	-0.05%	(2)	(2)

Net change, total interest bearing deposits			$32,421

Net change in expense on total interest bearing deposits							1,859

Net increase in net interest income							$829

Nine-months, year-to-date, through September 30, 2007, net interest income before the provision for loan losses increased by $829 thousand over the previous year as interest income increased $2.69 million and interest expense increased $1.86 million. In reviewing Table II, about 69% of the increase in interest income is due to increased balances in earning assets, 31% is due to higher rates than for the same period in 2006. Looking at liabilities, we see a more even split between increased volume, which accounts for 53% of the increase, and increased rate, which accounts for 47% of the increase. This is indicative of a balance sheet that is slightly liability sensitive and subject to a modest degree of pressure to raise deposit rates. The negative effect on loan rates of competition in the Bank’s market would be exacerbated if not for the ability, during the nine-months, year-to-date, to offset some of the relative rate reductions through increased loan fee income. Improved loan fee income contributed 0.12% to loan yield.

The net interest margin as a percentage of earning assets for the nine-months, year-to-date 2007 was 4.37%, which was down from the 4.53% net interest margin reported for nine-months, year-to-date 2006. Year-to-date 2007 net interest margin for the period ending September 30th was slightly improved over the six-month figure reported as of June 30th, which was 4.36%. Typically, the third-quarter is the Bank’s best income quarter, followed by the fourth-quarter, the second-quarter and, finally, the first-quarter. Increased loan production in the better quarters results in higher loan fee income, some of which is classified as interest income for financial reporting purposes. As noted in our first-quarter filing, the Bank was anticipating that the net interest margin would decline slightly during the year, primarily due to increased competition pushing loan rates down and deposit rates up. Assuming that the mix of earning assets and funding sources remains relatively consistent with the current mix, the decline was budgeted to be as much as 0.19% by year-end. Through the third-quarter, results appear to support those assumptions.

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

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of September 30, 2007. Generally, the results of our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed September 30, 2007 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed September 30, 2007, presented to illustrate the estimated effect of changing rates on book value of equity, are as follows:

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

September 30, 2007

($ in thousands)

Projected Interest Rate Scenario	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$13,307	$1	0.01%	$20,886	($8,822)	-29.69%
+200	13,309	3	0.02%	23,734	(5,975)	-20.11%
+100	13,313	7	0.05%	26,688	(3,020)	-10.17%
Base	13,306	0	0.00%	29,708	0	0.00%
-100	13,295	(11)	-0.08%	32,878	3,170	10.67%
-200	13,244	(62)	-0.47%	36,250	6,542	22.02%
-300	$13,073	($233)	-1.75%	$39,792	$10,084	33.94%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2006, presented below, the effect of a significant change in market rates of interest on net interest income is diminished, while the effect on economic value of equity has increased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2006 and September 30, 2007 is considered an improvement. Results for both periods are well within Board established guidelines.

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

December 31, 2006

($ in thousands)

Projected Interest Rate Scenario	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$12,611	$531	4.40%	$19,756	($6,665)	-25.23%
+200	12,437	357	2.96%	21,928	(4,493)	-17.00%
+100	12,260	180	1.49%	24,181	(2,240)	-8.48%
Base	12,080	0	0.00%	26,421	0	0.00%
-100	11,878	(202)	-1.67%	28,653	2,232	8.45%
-200	11,667	(413)	-3.42%	31,000	4,579	17.33%
-300	$11,321	($759)	-6.28%	$33,485	$7,064	26.74%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses for the first nine-months of 2007 and 2006:

	Nine months ended
	9/30/2007	9/30/2006
	(Dollars in Thousands)
YTD average net loans	$227,589	$201,834
Balance, beginning of period	2,586	2,252
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	199	179

Balance, beginning of period, including OBS reserve	2,785	2,431
Loan charge-offs:
Commercial	30	29
Real Estate	—	—
Installment & Credit Card	60	15

Total Charge-offs	90	44
Recoveries of loans previously charged-off:
Commercial	2	—
Real Estate	13	13
Installment & Credit Card	2	26

Total Recoveries	17	39

Net Charge-offs	73	5
Provision charged to expense	270	270

Balance, end of year, prior to adjustment for off-balance sheet items	2,982	2,696
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(269)	(207)

Balance, end of year	$2,713	$2,489
Ratio of net charge-offs during period to average net loans outstanding	0.04%	0.00%

The nine-month, year-to-date September 30, 2007 provision for loan losses was $270 thousand, which is the same as the $270 thousand expensed in the same period last year. The level of the provision in 2007 primarily supports growth in the portfolio, rather than any change in overall portfolio credit quality. Change in the loan loss provision for the remainder of 2007 is contingent upon future loan growth, as there is very little benefit available from improvement in the overall credit quality of the portfolio.

Nine-month, year-to-date September 30, 2007 net loan loss was $73 thousand, compared to a net loss of $5 thousand reported for the same period in 2006. Annualized net loan losses to average outstanding loans are nominal for the first nine-months of each year, with 2007 at 0.04%, compared to, effectively, zero percent for the first nine-months of 2006.

The allowance for loan losses at September 30, 2007 was 1.08% of period-end (gross) loans compared to 1.18% at both December 31, 2006 and September 30, 2006, respectively. At September 30, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 323% or 3.2 times the level of net nonperforming assets. That compares to 713%, or 7.1 times, at September 30, 2006. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

Allocation of balances in the ALLL, by category	September 30, 2007		September 30, 2006
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$562	18.85%	$544	20.18%
Secured by farmland (pass)	5	0.17%	1	0.04%
Home equity loans (pass)	61	2.05%	45	1.67%
Revolving loans secured by 1-4 family residential (pass)	24	0.80%	66	2.45%
Secured by multi-family residential (pass)	76	2.55%	58	2.15%
Secured by non-farm, non-residential real estate (pass)	686	23.00%	404	14.99%
Commercial and industrial loans (pass)	400	13.41%	294	10.91%
Loans to individuals (pass)	115	3.86%	171	6.34%
Credit card loans	85	2.85%	115	4.27%
All other loans and leases (pass)	2	0.07%	3	0.11%
Mortgage loans held for sale	1	0.03%	1	0.04%
Specifically Identified Potential Loss *	476	15.96%	625	23.18%
Commitments to Lend under Lines/Letters of Credit	269	9.02%	207	7.68%
Supplementary Allowance/Non-specific Factors	220	7.38%	162	5.99%

	$2,982	100.00%	$2,696	100.00%

*	Classified and criticized loans are individually analyzed, at least quarterly, to determine loss potential. Allocated reserves related to classified and criticized loans, which includes impaired loans, are reported as “Specifically Identified Potential Loss.” While there may be a specific reserve for a loan, that does not mean necessarily that a loss on the loan is likely. When a loss on a loan is identified as likely, the loan is immediately written-down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

Non-performing assets	September 30
	2007	2006
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$841	$324
Loans contractually past due ninety days or more as to interest or principal	—	20
Foreclosed assets	—	5

Total nonperforming assets	$841	$349
Ending assets	$319,719	$274,566
ALLL	$2,713	$2,489
Coverage	3.23	7.13

At September 30, 2007, net nonperforming assets as a percentage of total assets was 0.26%. That compares to total net nonperforming assets to total assets of 0.13% at September 30, 2006. Of the $841 thousand in non-accrual loans, two loans, totaling $527 thousand are secured by real property. Management believes that the net liquidation value of each of the properties is adequate to repay their respective loans without meaningful expense or loss. The other significant non-accrual loan, $298 thousand, has been on a workout plan for several years. Recently obtained financial information indicates that the quality of the credit has improved significantly. Management anticipates upgrading the loan and placing it back on accrual within the next six months.

Non-interest Income

Nine-months, year-to-date September 30, 2007 non-interest income was $1.67 million, an increase of $35 thousand, or 2%, from the same period in 2006. For the third-quarter, non-interest income reported at $558 thousand, which is consistent with the quarterly average for the year, which is $557 thousand. Comparing 2007 to 2006, account service charge income, a sub-component of “Fees and service charges,” declined about $19 thousand, with all of the reduction due to a lower volume of non-sufficient funds (NSF) service charges. NSF service charge income has been declining over the past several years, which is attributable to increased usage of electronic or other non-check based banking options (Internet Banking, Bill Pay, debit and credit cards). Offsetting the reduction in account service charge income was commission income earned in the form of bank card interchange income. Interchange income is paid by merchants and ATM and point-of-sale (POS) networks to credit and debit card issuer banks each time the issuer bank’s customer makes a POS purchase or an ATM withdrawal. The Bank issues both debit and credit cards and has seen the dollar volume of customer usage increase significantly over the past several years. In the nine-months, year-to-date 2007, interchange income increased $36 thousand, or 22%, when compared to the same period in 2006. Non-interest income from the origination and sale of residential mortgages was $479 thousand nine-months, year-to-date through September 30, 2007, up $27 thousand from the same period last year. A 4% reduction in the number of mortgage loans originated was offset by a 14% increase in the average loan amount; slightly better pricing resulted in the 6% increase in income from the sale of loans.

Non-interest income throughout the remainder of the year is expected to remain consistent with 2007 results to date.

Non-interest Expense

Nine-months, year-to-date, through September 30, 2007, non-interest expense was $7.67 million, an increase of $1.03 million or 16% over the same period in 2006. Third-quarter 2007 non-interest expense was somewhat lower than the quarterly average for the year, which is $2.56 million. Year-over-year, the largest increase in non-interest expense relates to the Bank’s decision to increase the number of commercial loan officers that it employs from 7 to 11. This increase in the number of personnel was the primary reason for an increase in nine-months, year-to-date employee compensation expense of $482 thousand, or 12%. One-time non-recurring expenses of $66 thousand related to hiring the 4 new loan officers were paid during the first-quarter 2007 and are reflected in nine-months, year-to-date non-interest expense this year; there were no similar expenses during the nine-months, year-to-date last year. Occupancy and FF&E were up sharply, $80 thousand, or 12%, as normal monthly expenses related to the Bank’s new Ruby branch, lease expense related to an additional 4,000 square feet at the Bank’s headquarters location and lease expense related to property being held for future branch expansion are reflected in nine-months, year-to-date 2007 results, but not completely in the results for the same period in the prior year. Other operating expenses show an increase of $466 thousand; net of the $66 thousand related to hiring additional loan staff, the increase is $400 thousand, or 24%. The most significant increase is in advertising expense, $95 thousand. An increase of $88 thousand relates to the purchase of naming rights for the INB Performing Arts Center. The remainder of the increase is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense will continue to run significantly higher than for the same period in the prior year throughout the remainder of the year. There is virtually no variance to budgeted non-interest expense, with the increase in budget related to the increase in the number of loan officers employed, the addition of 2 new branches that will open later this year and implementation of a New Accounts automation process. The increase in budgeted non-interest expense is intended to position the Bank to increase revenues and net income in future years.

BALANCE SHEET

Loans

At September 30, 2007, the Bank reported $250.2 million in net loans, including loans-held-for-sale; this is an increase of $33.5 million and $41.1 million, or 15.5% and 19.6%, respectively, over loans reported at December 31, 2006 and September 30, 2006.

In-house net loan production during the nine-months, year-to-date has met expectations, with the third-quarter showing significant improvement over the second-quarter. $42 million in new loans were booked and $9 million in loans renewed during the third-quarter; this compares to $32 million in new loans booked and $13 million in loans renewed during the second-quarter. As noted below, the Bank purchases loan participations from other community financial institutions and has seen those balances decrease from $37 million to $29 million since year-end; the 2007 budget did not anticipate either an increase or decrease in loan participations purchased. After running well below plan through mid-third quarter, substantial in-house loan production offset the reduction in participations purchased and brought loans to barely over plan on September 30th; the Bank has budgeted loan growth in excess of 15% for the year. With several large credits scheduled to close in the first few days of the fourth-quarter, and unless pay-offs increase substantially and unexpectedly during the final quarter, it appears that the Bank will meet, and quite possibly exceed, its budget for loan growth.

Competition in the Bank’s primary market area has resulted in downward pressure on loan rates. Loans originated in the third-quarter 2007 were booked with an average weighted interest rate that was about 0.20% lower than was the case in the first-quarter. Exclusive of loan fees, the average weighted loan rate for loans booked during 2007 is 8.15%. Prime Rate dropped 0.50% in September, which will result in a reduction in the average rate for loans produced during the final quarter of the year. The extent to which loan rates will drop and the extent to which the drop in loan rates will be offset by a concurrent drop in the cost of funding are not clear, as those changes are, in large measure, a function of rate changes that will be made by competing institutions in the Bank’s market area.

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 11.7%, 16.8% and 15.0% of total loans outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to one borrower (as a rule, an amount equal to 15% or 20% of their capital). The Bank is interested in buying such participations in that they are good earning assets, when compared to other investment options and because it diversifies the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

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

Securities

The Bank presently has $37 million in securities classified as available-for-sale and $6.1 million in securities classified as held-to-maturity at September 30, 2007. All of these securities are pledged as collateral for public deposits in Washington and Idaho, to support the Bank’s repurchase account program and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one corporate bond in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments.

The securities portfolio has increased in size by $7.5 million during 2007. The primary driver behind the increase was a $6 million increase in balances in Securities Sold under Agreement to Repurchase, discussed below under “Liquidity.” For the time being, the increase in securities balances has a positive effect on net income, in that the new securities purchased have a tax-equivalent yield near 6%, which is higher than the rate paid on the repurchase accounts, the rate earned on the average securities portfolio and the rate available on federal funds sold.

Deferred Tax Asset

At September 30, 2007, the Bank had a recorded deferred tax asset of $179 thousand which compared to a deferred tax asset of $293 thousand at December 31, 2006. The change in the deferred tax asset was primarily due to an improvement in the value of the Bank’s securities portfolio, computed by comparing the book value of the held-to-maturity portfolio to current market value. An improvement in the market value of the securities portfolio, when compared to book value, of $359 thousand resulted in a decrease in deferred tax assets of $122 thousand.

Deposits

At September 30, 2007, the Bank reported $249.9 million in deposits; this is an increase of $38.9 million and $40 million, or 18.5% and 19.0%, respectively, over deposits reported at December 31, 2006 and September 30, 2006.

Deposit growth in the nine-months, year-to-date 2007 was especially strong for certificates of deposit over $100 thousand; this category of deposits grew $12.9 million, or 33% from year-end; most of that growth was in the first-quarter, when certificates of deposit over $100 thousand grew $7.6 million. Money market accounts grew $4.8 million, or 13%. Savings accounts are up $7.2 million for the year, an increase of 81%; most of the growth in savings is attributed to the introduction of a new high-yield savings account that can pay as much as 3.75% interest on balances over $100 thousand. NOW accounts grew $2.2 million, 17%. Demand deposits and certificates of deposit less than $100 thousand grew $4.6 million and $7.3 million, which was, respectively, 9% and 11%.

Competition in the Bank’s primary market area resulted in upward pressure on rates paid on deposits, increasing the cost of interest-bearing deposits by about 0.33%, when comparing the average cost in 2007 to rates in effect at year-end 2006. For the year-to-date, rates are up 0.67% when compared to the full-year 2006. This upward pressure has resulted in a reduction in the Bank’s net interest margin. Comparing net interest income to average earning assets, the Bank reports 4.37% for 2007, a 0.16% reduction from the 4.53% net interest margin reported through the end of the third-quarter 2006. The reduction in net interest margin is in line with expectations; management had budgeted a reduction of 0.19% for the full-year 2007.

52% of nine-months, year-to-date deposit growth was centered in certificates of deposit, which is roughly comparable to the 49% share of total deposits represented by certificates of deposit at September 30, 2007. Rates paid by the Bank on $39 million in certificates issued in the nine-months, year-to-date were consistent with rates paid by other financial institutions in the Bank’s market area and averaged 5.2%; for the third-quarter, prior to the drop in the Federal Funds rate, CDs sold averaged 5.26%. On average, through the end of the third-quarter, about $10.6 million of the funds were invested in Federal Funds Sold, where they earned slightly less than they cost the Bank. All of the Federal Funds Sold balances have now been invested in loan growth; consequently, for the remainder of the year, net interest income should improve.

Savings accounts grew due to a new product that the Bank introduced this year. This new product, the High Yield Savings Account, pays up to 3.75% interest on savings accounts with balances in excess of $100 thousand.

Interest-free checking and NOW accounts grew primarily because previously existing deposit customers maintained higher balances during the quarter and the nine-months, year-to-date.

The Bank continues to focus on deposits in its local market as the primary source of funding for loan and other investment purposes. A study of the all-in cost of deposits at five of the Bank’s “deposit only” branches (branches that do not carry loan balances on their books) performed in the first-quarter, indicates that the average cost of raising funds locally is about 1.60% lower than borrowing (1-year) funds from the FHLB. The study considered the cost of funds to consist of interest paid, less service charge income received, plus employee and fixed asset costs. Not included were Bank administrative expenses, some of which could be arbitrarily allocated to branches; however, also not included was the ability to attract customers, including loan customers, or the value to customers of additional branch locations that might not be available if the Bank relied, primarily, on wholesale funding (borrowed funds/brokered deposits) and operated fewer branches.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at September 30, 2007; most of the proceeds have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures had an interest rate of 5.95% that is fixed through June 30, 2010. As of September 30, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2006 annual Form 10-KSB.

Capital Resources of the Company

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through September 30, 2007 (dollars in thousands):

Beginning capital December 31, 2006	$24,521
Additions relating to stock-based compensation	69
Additions from exercise of stock options	26
Additions due to vesting and issuance of stock grants	3
Additions due to shares issued under the Director Stock Compensation Plan	73
Reduction, due to stock re-purchase	(3)
Net income for nine months ended September 30, 2007	1,900
Change in accumulated other comprehensive loss	209
Cash dividends paid to shareholders	(408)

Ending capital September 30, 2007	$26,390

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At September 30, 2007, the Bank’s total capital to risk weighted assets was 12.19%, compared to 12.04% at September 30, 2006.

Historically, the Company’s Board of Directors schedules its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2007 was $0.18; adjusted for a 5% stock dividend paid in June 2006, the increase in the 2007 cash dividend over the cash dividend paid in 2006 is 18%. The cash dividend paid on June 15, 2007 represents a payout of 14.5% of the Company’s prior-year net income.

Over the next several years, the Company projects that earnings retention and existing capital will be sufficient to fund anticipated asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2007, the Bank had $106 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2007, the Bank had issued $1.3 million in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at September 30, 2007 are included in the amount disclosed under commitments to lend, listed above.

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

The Company, separate from the Bank, does not currently have meaningful funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source; the funds almost always come from credit unions and currently represent about 6% of total deposits. Public funds contribute another 4% to deposits and consist of funds deposited by the State of Washington. Normally, the Bank will also have funds on deposit from the State of Idaho; however, at September 30, 2007 it did not. Public funds are stable, staying with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds; the rate is set by the State of Washington, while the State of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. The remaining deposits, 90%, are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending September 30, 2007 concludes that the $52 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 67%/33% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile; however, the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending September 30, 2007, about $32 million, is split between reliable funds and volatile funds at a 63%/37% ratio. Properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, in that a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts (which are collateralized at a minimum of 105% of repurchase account balances).

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank is investing in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In 2008, the Bank plans to relocate two additional branches for the same purpose. The Bank historically has been successful in funding its asset growth with local deposits; funds borrowed from other financial institutions support just over 1% of the balance sheet and other non-local funds support only 6%. Based on anticipated near-term loan production, the Bank will need to increase its reliance on borrowed funds and non-local deposits, including brokered deposits, at least until in-market deposit production at the two new Idaho branches, opening in late 2007, and the two Washington branches, to be relocated in 2008, becomes meaningful.

Brokered funds have become an important source of liquidity to community banks over the past few years and, properly structured, should represent a reliable and predictable source of funding. The Bank has entered into agreements with two providers of brokered funds; one provider is a Bankers Bank, in which the Bank is a shareholder, the other provider has been utilized by the Bank for securities sales and purchases for a number of years. When the Bank is in need of funds for investment into loans or other assets, it informs the provider of the amount and the terms of CDs it is willing to issue. The provider, through a network of investment brokers, will use its best efforts to market Bank issued CDs to individuals and business, typically in amounts under the FDIC insurance limit. Upon completion of the offering, the Bank issues one CD for the full amount of the offering; the CD is forwarded to CEDE & Company, as custodian for the beneficial owners. The firm that the Bank utilizes for the offering, as well as the investment brokers who sell the CDs to their clients, are compensated through a placement fee that adds about 0.25% to the cost of the CDs; therefore, the all-in cost of the CD to the Bank equals the quoted rate on the CD plus about 0.25%. Currently, the all-in cost of brokered CDs is competitive with the cost of borrowing funds from the FHLB or issuing CD specials in the Bank’s market area. While the Bank has not previously relied on brokered CDs to fund its assets, anticipated loan growth in the near-term makes it likely that this source will be utilized going forward. The Bank will limit most of its brokered CD production to CDs that are not redeemable prior to maturity, except in the case of the death or declaration of incompetence of the beneficial owner; by so doing, the CDs become a reliable and predictable source of funding. The Bank’s Board of Directors has approved the use of brokered CDs in an amount not to exceed 20% of total deposits.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on September 30, 2007 balances concluded that the Bank has access to funds in excess of 23% of its quarter-end total assets; this is a reduction from 29% at June 30, 2007; the reduction in liquidity is due to accelerated loan production during the third-quarter.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 15% of total assets. At September 30, 2007, the borrowing line was approximately $48 million. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At September 30, 2007, the Bank had pledged collateral that supported about $44 million in borrowings and had stock ownership in the FHLB that would permit total borrowings of approximately $17 million; deducting amounts already borrowed from the FHLB, additional borrowings at September 30, 2007 were limited to just under $13 million, assuming no additional stock purchases. At September 30, 2007, the Bank had established unsecured overnight lines totaling $23 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In the nine-months, year-to-date 2007, in addition to consolidated net income of $1.9 million, the Bank relied on increased deposits of $38.9 million and $6 million in increased balances in repurchase accounts to cover net loan growth of $34.3 million, an increase in securities owned of $7.5 million, repayment of federal funds purchased and borrowed funds of $6.4 million and investment in fixed assets of $1.8 million. Cash and due from banks can vary significantly from day-to-day, but was down $4.2 million at September 30, 2007 when compared to year-end. A decrease in Federal Funds Sold, $1.7 million, added to funds available for investment. Other sources and uses of funds were not material or are considered to be temporary.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company currently has not established any independent business activity apart from acting as the parent company of the Bank; consequently, the effect of market risk on the Bank will be directly mirrored and reflected in the financial results of the Company.

Net interest income accounts for about 85% of the Bank’s gross income. Net interest income is the difference between the income we receive on loans and investments and the expenses that we incur on deposits and borrowed funds. Net interest income is affected by the amount of interest-earning assets and interest-bearing liabilities that we hold; generally, the higher the percentage of interest-earning assets to total assets and the lower the percentage of interest-bearing liabilities to total liabilities, the more favorable the effect will be on net interest income. Also affecting net interest income is the yield on interest-earning assets relative to the cost of interest-bearing liabilities; the higher the yield and the lower the cost, the more favorable the effect on net interest income.

As detailed under “Results of Operations, Rate Shock” it is management’s desire to limit the volatility of net interest income. The Interest Rate Risk Management Policy and the Asset/Liability Management Committee (ALCO) guide us in managing our market risk. The ALCO Committee is a management committee that meets twice monthly to review anticipated near-term loan production, other Bank investment opportunities and funding needs; on alternating weeks the Bank’s Senior Management Committee fulfills the same function. Various reports reflecting matters considered by the ALCO are provided to our board of directors monthly and in more detail to the investment committee of the board on a quarterly basis.

Some of the principal strategies that we employ to manage our interest rate sensitivity include: (1) selling long-term fixed-rate mortgage loans; (2) matching the term of our liabilities to that of our loans and other investments by borrowing intermediate- to longer-term funds at fixed rates; (3) originating commercial and income property loans with shorter maturities or at variable rates; (4) purchasing securities with shorter maturities or with re-pricing provisions; (5) appropriately modifying loan and deposit pricing to capitalize on the then current market opportunities; (6) to the extent possible, increasing core deposits, such as savings, checking and money market accounts, in order to reduce our reliance on the traditionally higher cost, more rate sensitive certificates of deposit; (7) when relying upon certificates of deposit, and to the extent possible, matching maturities on certificates of deposit issued with the estimated average maturity/re-pricing of loans funded by such certificates; and (8) maintaining adequate capital levels for the level of interest rate risk inherent in the balance sheet. At September 30, 2007, there has been no material change in the Company’s exposure to market risk. Readers are referred to the Company’s Form 10-KSB and the Annual Report to Shareholders for the period ending December 31, 2006, for specific discussion.

At September 30, 2007, the Bank had no derivative financial instruments. In addition, the Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased derivative instruments. Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2007, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other stockholders who own less than one-hundred (100) shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcbb.com. During the third-quarter, the Company repurchased 133 shares at an average price of $16.47.

Issuer Purchases of Equity Securities
			(a)	(a)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
07/01/2007 - 07/31/2007	62	$16.80	0	n/a
08/01/2007 - 08/31/2007	0	n/a	0	n/a
09/01/2007 - 09/30/2007	71	$16.18	0	n/a

Total	133	$16.47	0	n/a

(a)	No repurchase program is in effect.

During the third-quarter of 2007, one employee exercised stock options and was awarded shares granted by the Company in a stock option agreement prepared in accordance with the Inland Northwest Bank 2006 Share Incentive Plan. This employee purchased 1,625 shares of common stock with a weighted-average exercise price per share of $8.00 and an average market value, at the date of exercise, of $16.21.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed July 24, 2007. On July 24, 2007 the Company issued a press release announcing financial information for the second-quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 9, 2007	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: November 9, 2007	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer