Form 10KSB/A
period 2006-12-31
NORTHWEST BANCORPORATION INC
filed 2008-02-01
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (“Amendment”) amends the Form 10-KSB for the year ended December 31, 2006 (“Original Report”) of Northwest Bancorporation, Inc. (“Company”); the Original Report was filed with the U.S. Securities and Exchange Commission on March 21, 2007. This Amendment is being filed to provide five years of data for Items III (Loan Portfolio) and IV (Summary of Loan Loss Experience); the Original Report provided only two years of data. Note 21 has been added to the Notes to Consolidated Financial Statements and details the parent company financial statements. The Report of Independent Registered Public Accounting Firm has been updated to reflect their signature and the modification to Note 21.

These modifications to the Original Report had no effect on the Company’s income, financial position, or cash flows.

Except for the modifications described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the Original Report, nor does it reflect events occurring after the date of the Original Report. Unaffected items and exhibits have not been repeated in this Amendment.

PART I

III.    LOAN PORTFOLIO.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Commercial	$127,420	$124,611	$121,820	$117,055	$109,948
Real estate	74,496	50,162	25,644	22,127	16,676
Installment	8,090	5,079	4,368	4,625	4,295
Consumer and other	8,102	8,991	7,878	6,983	6,422

	218,108	188,843	159,710	150,790	137,341
Allowance for loan losses	(2,586)	(2,252)	(1,944)	(2,224)	(2,026)
Net deferred loan fees	(400)	(273)	(328)	(307)	(291)

	$215,122	$186,318	$157,438	$148,259	$135,024

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

	December 31
	2006	2005
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$320	$405
Loans contractually past due ninety days or more as to interest or principal	$0	$19
Gross interest income which would have been recorded under original terms	$11	$18
Gross interest income recorded during the period	$3	$0

C.2.	As of the end of the most recent reported period, December 31, 2006, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    SUMMARY OF LOAN LOSS EXPERIENCE.

The following table provides an analysis of annualized net losses by loan type for YTD periods over the past five years:

	December 31
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Total loans net of deferred fees at end of period	$217,708	$188,570	$159,382	$150,483	$137,050
YTD average net loans	$205,388	$174,346	$150,011	$143,985	$137,625
Balance, beginning of period	$2,252	$1,944	$2,224	$2,026	$1,649
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS) *	178	206	—	—	—

Balance, beginning of period, including OBS reserve	2,430	2,150	2,224	2,026	1,649
Loan charge-offs:
Commercial	28	14	74	13	287
Real Estate	—	25	128	378	270
Installment & Credit Card	21	68	65	95	153

Total Charge-offs	49	107	267	486	710
Recoveries of loans previously charged-off:
Commercial	—	8	4	28	17
Real Estate	17	25	12	1	—
Installment & Credit Card	27	30	7	3	5

Total Recoveries	44	63	23	32	22

Net Charge-offs	5	44	244	454	688
Provision charged to expense	360	324	170	652	1,065

Balance, end of year, prior to adjustment for off-balance sheet items	2,785	2,430	2,150	2,224	2,026
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(199)	(178)	(206)	—	—

Balance, end of year	$2,586	$2,252	$1,944	$2,224	$2,026
Ratio of net charge-offs during period to average net loans outstanding	0.00%	0.03%	0.16%	0.32%	0.50%

*	Off-balance sheet reserve was not calculated prior to December 2004.

Breakdown of Allowance for Loan Losses ($ in thousands):

	December 31, 2006		December 31, 2005
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$627	22.51%	$291	11.98%
Secured by farmland (pass)	1	0.04%	1	0.04%
Home equity loans (pass)	60	2.15%	42	1.73%
Revolving loans secured by 1-4 family residential (pass)	66	2.37%	91	3.74%
Secured by multi-family residential (pass)	50	1.80%	62	2.55%
Secured by non-farm, non-residential real estate (pass)	401	14.40%	358	14.73%
Commercial and industrial loans (pass)	283	10.16%	270	11.11%
Loans to individuals (pass)	188	6.75%	159	6.54%
Credit card loans	134	4.81%	128	5.27%
All other loans and leases (pass)	3	0.11%	3	0.12%
Mortgage loans held for sale	0	0.00%	0	0.00%
Specifically Identified Potential Loss *	621	22.30%	800	32.93%
Commitments to Lend under Lines/Letters of Credit	199	7.15%	178	7.33%
Supplementary Allowance/Non-specific Factors	152	5.45%	47	1.93%

	$2,785	100.00%	$2,430	100.00%

*	Classified and criticized loans (risk category 7, 8 & 9) loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 7, 8 & 9 are reported as “Specifically Identified Potential Loss.”

PART II

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc. and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank, as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Spokane, Washington

March 19, 2007, except for

    the addition of the parent only financial information included in

    Note 21 as to which the date is January 31, 2008

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21: Northwest Bancorporation, Inc. (NBCT)

(PARENT COMPANY ONLY)

Summary financial information is as follows (in thousands):

NBCT	December 31,
Statements of Financial Condition	2006	2005	2004
ASSETS
Cash	$2,541	$5,006	$106
Investment in trust equities	155	155	—
Investment in subsidiaries	26,420	21,302	19,754
Deferred tax asset	36	40	45
Other equity securities	250	250	—
Other assets	273	88	102

TOTAL ASSETS	29,675	26,841	20,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	—	—	46
Junior subordinated debentures	5,155	5,155	—
Stockholders’ equity	24,520	21,686	19,961

TOTAL LIABILITIES AND EQUITY CAPITAL	$29,675	$26,841	$20,007

NBCT	For the year ended December 31,
Statements of Income	2006	2005	2004
INTEREST INCOME:
Interest bearing deposits	$114	$60	$2
OTHER INCOME (EXPENSE):
Dividend income from subsidiaries	—	530	230
Equity in undistributed income of subsidiaries	2,954	1,757	1,790
Interest on other borrowings	(313)	(163)	—
Other income	—	—	1
Other expense	(69)	(90)	(88)

	2,686	2,094	1,935
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(94)	(66)	(29)

NET INCOME	$2,780	$2,160	$1,964

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NBCT	For the year ended December 31,
Statements of Cash Flows	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$2,780	$2,160	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,954)	(1,757)	(1,790)
Amortization, shareholder accounting software	2	2	—
(Increase) decrease in deferred taxes	4	5	5
Equity-based compensation expense	41	—	—
(Increase) decrease in other assets	(187)	12	20
Increase (decrease) in other liabilities	—	(46)	(149)

Net cash provided (used) by operating activities	(314)	376	50
INVESTING ACTIVITIES:
Funds invested in equity securities	—	(250)	—
Funds invested in trust equities	—	(155)	—
Additional funds invested in subsidiaries	(2,100)	—	—

Net cash provided (used) by investing activities	(2,100)	(405)	—
FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures	—	5,155	—
Issuance of stock	69	61	54
Stock repurchase	(3)	—	—
Net proceeds from exercise of stock options	167	—	55
Excess tax benefits, equity-based compensation	56	—	—
Other	2	(2)	1
Cash dividends paid, including fractional shares paid in cash	(342)	(285)	(232)

Net cash provided (used) by financing activities	(51)	4,929	(122)

NET INCREASE (DECREASE) IN CASH	(2,465)	4,900	(72)

CASH, BEGINNING OF PERIOD	5,006	106	178
CASH, END OF PERIOD	$2,541	$5,006	$106
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$313	$163	$—
Taxes paid	$1,479	$1,116	$688

PART III

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: February 1, 2008

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Chief Financial Officer

Date: February 1, 2008

Index to Exhibits

Exhibit No.	Description
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350