Form 10-K
period 2007-12-31
NORTHWEST BANCORPORATION INC
filed 2008-03-21
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code (509) 456-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $29,694,614.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,361,746: as of March 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 19, 2008 (the “2008 Proxy Statement”) have been incorporated by reference into Part III, items 11, 12 and 13 of this Annual Report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2007

PART I

FORWARD-LOOKING STATEMENTS

This Report contains information that may constitute “forward-looking statements”. Such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected, including but not limited to the following: the concentration of loans of the Company’s banking subsidiary, particularly with respect to commercial and residential real estate lending; changes in the regulatory environment and increases in associated costs, particularly on-going compliance expenses and resource allocation needs in response to the Sarbanes-Oxley Act and related rules and regulations; vendor quality and efficiency; employee recruitment and retention; the Company’s ability to control risks associated with rapidly changing technology, both from an internal perspective as well as for external providers; increased competition among financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly revise or update the forward-looking statements to reflect events or circumstances that arise after the date of this release.

Item 1.	Business.

Northwest Bancorporation, Inc. (“the Company”) was incorporated as a Washington corporation in 1991. In 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations in 1989 as a Washington state-chartered commercial bank. The Bank operates eight branch offices in Washington and four branches in Idaho; both states allow for statewide branching

The Company.    During the past three fiscal years, the Company’s assets and revenues have increased because of the growth of the Bank. Although the Company’s management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the parent company of the Bank. Expenses associated with any new business activity initially would need to be funded through dividends received by the Company from the Bank. Consequently, the Company would not be able to engage in any new business activity if the associated costs and expenses would require the payment of a dividend from the Bank that would adversely affect the ability of the Bank to conduct its business.

The primary asset of the Company is the common stock of the Bank. The Company also owns one-hundred percent of the common stock of Northwest Bancorporation Capital Trust I, a trust established in 2005 for the purpose of issuing trust preferred securities; proceeds received by the trust from the issuance of the trust preferred securities were funded to the Company. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2007 and 2006 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” in Part II, item 7 of this Annual Report. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington. Six additional branches are located in the greater Spokane area; four branches are located in Kootenai County, Idaho; and, one branch is located in Walla Walla, Washington. The Bank considers eastern Washington and northern Idaho to be its primary market area. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of 446,706, Kootenai County, Idaho, with a population of 131,507 and Walla Walla County, Washington, with a population of 57,721; the population figures are based upon estimates provided by the U.S. Census Bureau as of July 1, 2006. There is little concentration of industry in the Bank’s primary market area. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on trades and services. Information compiled by the Spokane Area Economic Development Council indicates that in Spokane County, government employment accounts for about 16% of total employment, followed by healthcare/social assistance (14%); retail trade (13%); manufacturing (9%); and, accommodations/food service (8%). Construction, wholesale trade and finance/insurance each account for about 5% of total employment. Kootenai County is developing a robust tourism industry and has a larger percentage of its employment base tied to that industry. Walla Walla County shows a higher reliance on agricultural employment. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to over 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

Banking Services.    The Bank has offered a variety of banking products and services as its principal products during the past three years. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to mid-size businesses.

The products and services include a full range of Federal Deposit Insurance Corporation (FDIC) insured deposit accounts, including: non-interest bearing checking accounts; interest bearing checking and savings accounts; money market accounts; and fixed and variable rate time certificates of deposit. Transaction accounts and certificates of deposit, including Individual Retirement Accounts (IRA), are offered at rates competitive in the primary market area. Additionally, the Bank will, from time to time, solicit deposits through the national market. Prior to 2007, national deposits, typically, consisted of time certificates with maturities ranging from one to five years, and were purchased by credit unions or other financial institutions; these deposits were normally more expensive than local deposits, but were priced comparably to funds borrowed from the Federal Home Loan Bank (FHLB). In 2007, because the opportunity for loan growth outpaced local deposit growth, and because pricing on brokered deposits compared favorably to pricing in the Bank’s local market, the Bank began accepting brokered deposits. As the name implies, these deposits are placed by deposit brokers acting as an administrator, custodian, agent or trustee for funds placed at financial institutions on behalf of a third-party. Most national deposits, including brokered CDs, will be for an amount that allows for full coverage by FDIC insurance. The FDIC currently insures deposit accounts up to a maximum of $100,000 ($250,000 for Individual Retirement Accounts).

The Bank offers a full range of commercial and personal loans. The Bank’s primary focus is on commercial lending and most of its loans are classified as commercial or commercial real estate. Most loans classified as commercial real estate are owner-occupied. Increasingly, the Bank is involved in financing residential construction and development loans. Credit services include:

Loans to businesses:

(1)	Operating loans and lines;

(2)	Equipment loans;

(3)	Commercial real estate and construction loans;

(4)	U.S. Small Business Administration (SBA) or other government guaranteed/subsidized loan programs for small businesses; and,

(5)	Corporate credit cards (Visa/MasterCard).

Loans to individuals:

(1)	Loans for vehicle purchase or other personal, family or household purposes, including personal lines of credit;

(2)	Home loans (conventional and insured);

(3)	Home improvement and rehabilitation loans;

(4)	Guaranteed or subsidized loan programs; and,

(5)	National credit cards (Visa/MasterCard).

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

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and point-of-sale purchases, Internet banking, on-line bill payment, merchant services, and automatic drafts and transfers to and from various accounts. Bank customers may elect to receive account statements through e-mail. In 2007 the Bank began offering a remote deposit capture option to selected commercial clients (users scan their deposit items and, using Bank provided software, submit them for deposit electronically). For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past three-years, just over eight-percent of Bank assets.

Methods of Distribution of Banking Services.    Historically, the Bank has marketed and serviced its customers at Bank branch locations or, in the case of business customers, at the customer’s place of business. The Bank utilizes third-party courier services to deliver documents to some of its business customers and receives documents and, in some cases, deposits from certain customers.

As it has become possible to provide more banking services remotely, the Bank has adopted selected methods that allow for the delivery of its services electronically. In addition to Internet Banking and Bill Pay services, which are available to both individual consumers and businesses, the Bank is able to accept scanned-image deposits from its business customers and provides Automated Clearing House (ACH) origination services to a number of businesses. This type of delivery of services is especially important to customers who may live or operate businesses in locations that are not near Bank branches or, for those customers residing in more urban areas, who do not have the time or inclination to conduct their banking activities at branch locations. Remote delivery of banking services allows the Bank to extend its footprint beyond where it could otherwise reach, utilizing its branch network; however, competitor institutions are adopting similar offerings, extending their reach, as well. The Bank is competitive with other financial institutions in the scope of its remote services offerings, but will have to continue to develop additional alternatives to remain competitive.

The Bank has developed relationships with other banks, located in Washington and Idaho, which allow for the diversification of its lending efforts outside of its primary market area. These banks are willing to sell a partial interest in loans that they have originated to customers within their market area to the Bank, more often than not because of legal lending limit constraints (generally, a bank cannot lend an amount to a customer that exceeds 20% of the bank’s equity). The Bank is willing to purchase these participations because such purchases: expand the opportunity for the Bank to identify quality assets in which to invest; diversify the Bank’s geographic exposure away from the economic conditions existing in its primary market area; and, diversify the types of borrowers and industries that the Bank is able to invest in beyond the limitations of its primary market area. In its relationship with these other banks, the Bank’s de facto customer is the other bank, more so than the borrower. An officer of the Bank will interact with a representative of the bank that is selling the credit and will normally make a site inspection; however, there may be no direct interaction with the borrower.

The Bank does not currently accept requests to open either deposit or loan accounts through the Internet, nor does it solicit business through the use of telephone calling centers.

Segment Reporting.    The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” for reporting of selected information about operating segments.

Competition

The Bank.    Competition in the banking and financial services industry is significant and has intensified over time. Competitors include financial institutions within the traditional banking system, such as commercial banks, savings banks and credit unions. Furthermore, financial institutions from outside the traditional banking system, such as investment banking and brokerage firms, insurance companies, credit card issuers, mortgage companies, and related industries offering bank-like products, have widened the competition. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, and other recent developments, it is anticipated that competition will continue to increase in the future. Competition in the Bank’s market area is not greater than competition in other parts of the United States. Consequently, neither the Bank nor the Company believes that the Bank faces unusual competitive conditions.

At present, there are 4 national, 4 regional and 16 local, independent community-based banks operating in the Bank’s primary market area (Spokane, Walla Walla and Kootenai counties) which offer services similar to, and which are in direct competition with, the Bank. Several of the community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions. Total deposits reported within the three counties was $9.5 billion on June 30, 2007, with the Bank reporting a 2.5% market share.

Based on industry information there are 17 commercial banks and savings banks in Spokane County, Washington, having a total of 125 branch locations and an estimated total of $6.7 billion in deposits as of June 30, 2007, the most recent date for which information is readily available. Based on the same information there are 15 commercial banks and savings banks in Kootenai County, Idaho having a total of 44 locations and an estimated total of $1.7 billion in deposits. Walla Walla County, Washington, reports 10 banks, 23 branches and $1.1 billion in deposits.

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

Sarbanes-Oxley Disclosure Controls and Procedures.

The Sarbanes-Oxley Act of 2002 requires the Company to comply with the internal controls and procedures for reporting companies established by Section 404. The Company is considered a non-accelerated filer by the Securities and Exchange Commission (the “SEC”). Non-accelerated filers are required to meet these internal controls and procedures requirements for fiscal years ending after December 15, 2007. At this time, registered public accounting firms are required to prepare an attestation report for reporting companies for fiscal years ending after December 15, 2008.

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

FDIC Assessments.    The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The deposits of the Bank are insured by the DIF up to a maximum of $100,000 per depositor, with the exception of certain retirement accounts, which are insured up to a maximum of $250,000. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. In 2007, the semi-annual amount of FDIC assessments paid by individual insured depository institutions classified as Well Capitalized and in Supervisory Group A ranged from 0.05% to 0.07%, banks that were not classified as Well Capitalized or that were in Supervisory Groups B or C were subject to premiums of 0.10%, 0.28% or 0.43%. The Bank qualified for the lowest premium range. A one-time assessment credit recognized prior contributions to the DIF and was available to offset 2007 premium obligations (in some cases, the credit may be significant enough to offset premium obligations for years after 2007). The Bank benefited from substantially all of the one-time credit that it had available to it in 2007; consequently, while its assessment rate will not change significantly in 2008, the actual amount of premiums that it will pay to the DIF will be considerably higher. In 2008, assessment rates will again range from 0.05% to 0.43%; the Bank expects to be assessed between 0.05% and 0.07%.

Banks and other financial institutions insured by the DIF are also assessed to provide repayment of the Financing Corporation (“FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2007 was 1.22 basis points for the first quarter, 1.22 for the second quarter, 1.14 for the third quarter and 1.14 for the fourth quarter. The first-quarter 2008 rate is 1.14 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2007, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized”, with ratios of 8.98%, 10.40% and 11.41%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB. As of December 31, 2007, the Bank held stock in the FHLB in the amount of $645,900.

Environmental Regulations.    Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision as to whether or not to foreclose on a property. When appropriate, before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect to not foreclose on the property, thereby reducing our flexibility in handling the loan.

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

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (“CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2007 the Bank was rated “Satisfactory” with respect to CRA.

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

Employees

The Bank employed 120 employees, representing 113 full time equivalent positions as of December 31, 2007. The Company, separate from the Bank, does not have any compensated employees; however, the Company does reimburse the Bank for time that Bank employees and officers spend on Company business. In 2007, the

Company reimbursed the Bank about $85,600; of that amount about $10,000 was related to work performed by Bank employees, $21,000 was related to time spent by the Bank’s internal auditor on holding company issues and $54,600 was related to work performed by Bank officers.

Item 2.	Description of Property.

The Company did not own or lease any real or personal property during the 2007 fiscal year; for its business, the Company utilizes the premises and equipment of the Bank. Subsequent to year-end, the Company purchased undeveloped property located in Airway Heights, Washington for $1.3 million. It is the intent of the Company to divide this approximately three acre parcel into two pieces; one of the resulting parcels will be about one acre in size and the other will be about two acres. The Company will either deed the one acre parcel over to the Bank, as an additional investment in the Bank, or will lease the property to the Bank. Subject to regulatory approval, the Bank will construct a branch on the site as a replacement for the branch currently located in a grocery store in Airway Heights. The remaining two acre parcel will either be sold or leased to a third-party for commercial development.

The Bank owns the real property for the Northpointe and Ruby branches located in Spokane, Washington. In Idaho, the bank owns the real property for the Coeur d’Alene, Post Falls, Hayden and Spirit Lake branches.

The Bank owns property held for future development located on East Sprague Avenue in Spokane. No timeline for development of a branch at this location has been established.

The Bank owns the building for the South Hill branch, located on leased property in south Spokane, and is in the process of building a new branch, slated to open in June 2008, on leased property on West Francis Avenue in north Spokane. When the new Francis Avenue branch is completed, the existing Indian Trail branch will be closed.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane. The Bank also leases additional, adjacent space, which is used for a drive through banking station and parking facilities.

The Bank leases space for three other branches situated inside of retail grocery stores. The branches are located in or near Spokane (the Spokane Valley branch, the Airway Heights branch and the Indian Trail branch). The Bank leases additional office space situated in the same retail grocery store as its Spokane Valley branch; this office is used by four employees of the Bank’s mortgage department. The Airway Heights and Indian Trail leases are currently month to month and will be terminated once construction of the replacement branches, detailed above, is completed.

The Bank leases office space in the Marcus Whitman Hotel, located in Walla Walla, Washington; the Bank opened a loan production office (LPO) in that facility in January 2005 and converted the LPO into a full-service branch during the third-quarter of the same year.

In addition to its owned locations, the Bank has made significant improvements in its leased locations. As of December 31, 2007, the total net book value of the Bank’s consolidated land, premises and equipment was $10.1 million. Subsequent to year-end, the Bank has contracted for construction of the Francis Avenue branch, at a cost of $1.6 million, including furniture, fixtures and equipment.

Item 3.	Legal Proceedings.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	(adjusted for 5% stock dividends in May 2007 and 2006)
	2007		2006
	High	Low	High	Low
January 1 – March 31	$17.49	$16.76	$17.91	$15.65
April 1 – June 30	$17.62	$16.50	$17.23	$16.33
July 1 – September 30	$17.00	$15.55	$17.38	$16.76
October 1 – December 31	$16.25	$12.75	$18.10	$16.81

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

On April 18, 2006, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 15, 2006, and issued June 15, 2006. On April 17, 2007, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 14, 2007, and issued June 15, 2007.

Holders

As of December 31, 2007, there were approximately 556 holders of record of the Company’s common stock, including shares held for 159 beneficial shareholders by 26 non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

Dividends

On April 18, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend, which was paid on June 15, 2007 to shareholders of record as of May 11, 2007. On April 18, 2006, the Board of Directors declared a sixteen-cent ($0.16) per share annual cash dividend, which was paid on June 15, 2006 to shareholders of record as of May 12, 2006.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share amounts)
Equity compensation plans approved by security holders	126	$10.25	196
Equity compensation plans not approved by security holders	0	0.00	0

	126	$10.25	196

Recent Sales of Unregistered securities; Use of Proceeds from Registered Securities

During the fourth-quarter of 2007, four employees exercised stock options and were awarded shares granted by the Company in stock option agreements prepared in accordance with the Inland Northwest Bank 2006 Share Incentive Plan. These employees purchased 6,238 shares of common stock with a weighted-average exercise price per share of $8.62 and an average market value, at the date of exercise, of $15.94.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other stockholders who own less than one-hundred (100) shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcbb.com, During the fourth-quarter, the Company did not repurchase any shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the fiscal year ended December 31, 2007. When warranted, comparisons are made to the same period in 2006. The discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007, elsewhere in this Report. Management believes that the following policy and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

Allowance for Loan Losses and Reserve for Unfunded Commitments

The allowance for outstanding loans is classified as a contra-asset account offsetting outstanding loans, and the allowance for unfunded commitments is classified as an “Other liability” on the consolidated statements of financial condition. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balances of the allowance for loan losses for outstanding loans and unfunded commitments are maintained at amounts that management believes will be adequate to absorb known and inherent losses in the loan portfolio and commitments to loan funds. The allowances are evaluated on a regular basis by management and are based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Revisions to these estimates and assumptions are reasonably possible and may have a material impact on the Company’s consolidated financial statements, results of operations, or liquidity.

Highlights

Northwest Bancorporation, Inc.

Unaudited

	Twelve months ended
	12/31/2007	12/31/2006	Variance	% change
	($ in thousands except per share data)
Interest income	$21,768	$17,884	$3,884	21.7%
Interest expense	9,282	6,640	2,642	39.8%

Net interest income	12,486	11,244	1,242	11.0%
Provision for loan loss	420	360	60	16.7%

Net interest income after provision for loan loss	12,066	10,884	1,182	10.9%
Noninterest income	2,167	2,207	(40)	(-1.8)%
Noninterest expense	10,398	8,961	1,437	16.0%

Income before provision for income tax expense	3,835	4,130	(295)	(-7.1)%
Provison for income tax expense	1,197	1,350	(153)	(-11.3)%

Net income	$2,638	$2,780	$(142)	(-5.1)%
Basic earnings per common share	$1.12	$1.18	$(0.06)	(-5.1)%
Diluted earnings per common share	$1.10	$1.16	$(0.06)	(-5.2)%
Year-to-date financial ratios, annualized
Return on average assets	0.85%	1.05%
Return on average equity	10.24%	11.94%
Net interest income to average earning assets	4.35%	4.57%
Efficiency ratio	71.0%	66.6%
Noninterest income to average assets	0.70%	0.83%
Noninterest expense to average assets	3.36%	3.39%
Ending stockholders’ equity to average assets	8.81%	8.38%
Nonperforming loans to gross loans	0.20%	0.15%
Allowance for loan losses to gross loans	0.97%	1.19%

The Company earned $2.64 million in 2007, a decrease of 5% when compared to net income of $2.78 million for the same period last year. Pre-tax, an improvement in net interest income of $1.2 million was more than offset by an increase in non-interest expense of $1.4 million. Further reducing pre-tax income was a $40 thousand reduction in non-interest income and a $60 thousand increase in the provision for loan losses.

Loans and deposits grew 28% and 29%, respectively, over results reported at December 31, 2006. Total assets grew 23%, year-over-year.

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

For the full year 2007, net interest margin as a percentage of earning assets was 4.35%, a decrease of 0.22% from the 4.57% net interest margin reported in 2006. While interest, including amortized loan fees, earned on loans and other investments improved in 2007, interest paid on deposits and other funding sources increased at a higher rate. On average for the year, as a percentage of earning assets, interest income increased from 7.26% to

7.58%, a 0.32% improvement; while, as a percentage of total interest bearing liabilities, interest expense grew from 3.51% to 4.02%, an increase of 0.51%. Also affecting the net interest margin, on average for the year, non-interest bearing liabilities reported at about $2.8 million lower in 2007 than in 2006.

Table I presents condensed balance sheet information for the Bank, together with interest income and yields on year-to-date average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the twelve-month periods ended December 31, 2007 compared to December 31, 2006. Variances from year to year are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Twelve-months, year-to-date, ended December 31, 2007 and 2006

(Dollars in Thousands)

Unaudited

	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid
ASSETS :
Loans, gross4 & 5	$240,089	$19,444	8.10%	$205,388	$16,108	7.84%
Taxable investments	31,021	1,696	5.47%	31,750	1,411	4.44%
Nontaxable investments[2]	5,499	158	2.87%	3,625	123	3.39%
FHLB stock	646	4	0.62%	646	1	0.15%
Federal funds sold & interest-bearing deposits with banks	10,006	466	4.66%	4,890	241	4.93%

Total interest earning assets	287,261	21,768	7.58%	246,299	17,884	7.26%
Less reserve for possible loan losses	(2,693)			(2,418)
Cash and due from banks	9,106			7,773
Other non-earning assets	15,548			12,935

Total assets	309,222			264,589

LIABILITIES AND STOCKHOLDERS’ EQUITY

NOW accounts	14,684	141	0.96%	13,453	121	0.90%
Money market accounts	38,092	802	2.11%	41,317	872	2.11%
Savings accounts	14,132	194	1.37%	8,905	40	0.45%
Other time deposits	124,837	6,353	5.09%	91,118	3,965	4.35%

Total interest-bearing deposits	191,745	7,490	3.91%	154,793	4,998	3.23%
Securities sold under repurchase agreements	28,486	1,140	4.00%	21,125	907	4.29%
Borrowed funds	5,537	340	6.14%	7,994	428	5.35%
Junior subordinated note[6]	5,155	312	6.05%	5,155	307	5.96%

Total borrowed funds	39,178	1,792	4.57%	34,274	1,642	4.79%

Total interest-bearing liabilities	230,923	9,282	4.02%	189,067	6,640	3.51%
Demand deposits	49,881			50,772
Other liabilities	2,655			1,466
Stockholders’ equity	25,763			23,284

Total liabilities and stockholders’ equity	$309,222			$264,589

Net interest income	$12,486			$11,244
Net interest spread	3.56%			3.75%
Net interest income to average earning assets	4.35%			4.57%

COMMENTS

1.	There were no out-of-period adjustments.
2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3.	Bank was not involved in any foreign activities.
4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.
5.	Loan fee income in the amount of $554 thousand and $352 thousand is included in loan interest income for 2007 and 2006, respectively.
6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Nearly 90% of the interest that the Bank earns comes from its loan portfolio. Loan yield improved by 0.26% in 2007, with the increase in loan yield attributed to both an increase in market rates of interest and increased loan fee income. Market rates of interest in 2007, as measured by the Prime Rate, averaged 0.09% higher in 2007 than for the same period in 2006 and Bank management believes that higher market rates, as well as higher loan fee income, accounted for about 70% of the improvement that the Bank saw in loan yield in 2007. The Bank did not introduce any new loan products during the year and did not change its loan pricing strategy or appetite for credit risk. Changes in yield for other earning assets resulted primarily from changes in market rates of interest. Management emphasized growth of the Bank’s municipal bond portfolio in 2007; other maturing securities, primarily U.S. Agency bonds, were replaced with securities with maturities and risk characteristics that were similar to those of the maturing investments.

Average earning assets increased by about $41 million in 2007; and, as previously noted, non-interest bearing liabilities decreased by a little less than $3 million. The Bank funded its asset growth by growing deposits by $37 million and by increasing borrowed funds by $5 million. Nearly $34 million of the growth in deposits resulted from an increase in certificates of deposit (CDs) issued; compared to the cost in 2006, interest expense on CDs increased by 0.74%. In prior years, the Bank has not relied on brokered CDs to fund loan growth; however, in 2007 loan growth opportunities outpaced the rate at which the bank could grow deposits in its primary market area. At the same time, brokered CD offerings were priced competitively with other options (local market CD specials or borrowed funds) that the Bank had to raise funds. In September 2007, Bank management decided that it would utilize brokered CDs to fund nearly $20 million in loan growth and that it would, to the extent possible, match the maturities of the brokered CDs to loans originated during last few months of the year (because of unscheduled pre-payments, the average life of the loans originated during this period can only be estimated, not precisely determined). The average spread between the cost of the brokered CDs issued and the yield on loans funded by the CDs was about 3.0%; that spread, of course, is lower than the Bank’s average spread and results in a lower reported net interest margin, but does contribute to higher overall profit. Changes in rates and balances of NOW and Money Market accounts did not significantly affect net interest income in 2007. The introduction of a higher yielding savings account to compete with similar offerings at competitor institutions resulted in an increase in balances in savings of 88% and an increase in the cost of savings accounts to the Bank of 0.92% (increasing from 0.45% to 1.37%). Certain balance ranges of the high-yield savings accounts will, from time to time, pay a higher rate of interest to the depositor than will the same balance range in a Money Market account; consequently, some Money Market account depositors moved into the high-yield savings account in 2007; this is the primary reason for the drop in Money Market balances. The increase in the rate that the Bank pays on borrowed funds, when comparing 2007 to 2006, is due to the maturity and repayment of lower rate, shorter-term loans during the year. The change in rate and interest paid on the Junior Subordinated Note is due to a difference in the number of days of interest paid in 2007 and 2006, the interest rate on the Note is fixed at 5.95% through mid-2010 (the effective rate is a little higher than 5.95%, because the rate is based on 360/365 compounding).

The average balance sheet for the years ending December 31, 2007 and 2006 are reflective of significant growth in the loan portfolio during the year just ended. On average, loans increased by about $35 million during the year. Comparing year-end 2007 to year-end 2006, loan growth was even more impressive; much of the growth in loans occurred over the last four months of 2007 and by year-end the year-over-year growth was $60 million. Utilizing average balances and looking at asset mix, there was relatively little change between 2007 and 2006. Loans represented 77.6% of assets in each year. Investment securities dropped from 13.6% to 12.0% (taxable investments decreased from 12.0% to 10.0% and non-taxable investments increased from 1.4% to

1.8%). Primarily because of higher balances during the first-half of the year, federal funds sold increased from 1.8% to 3.2%. Total earning assets decreased, from 93.1% to 92.0%. On the liability side of the balance sheet, interest-bearing liabilities increased from 71.5% of average assets to 74.7%. When compared to average assets, non-interest bearing demand deposits dropped from 19.2% to 16.1%. Savings accounts and interest-bearing transaction accounts (NOW and Money Market accounts), which are modestly priced, dropped from 24.1% to 21.6%. Certificates of deposit increased from 34.4% of average assets to 40.4%. Securities Sold under Agreement to Repurchase, which pays a rate of interest tied to U.S. Treasury Bills grew from 8.0% to 9.2%. Borrowed funds, including the Junior Subordinated Note, decreased from 5.0% of average assets to 3.5%. For the most part, changes in funding sources from 2006 to 2007 were representative of a reliance on higher cost funding and are reflected in the decrease in net interest margin experienced in 2007.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the twelve-month periods ended December 31, 2007 and 2006 (dollars in thousands).

Table II

Change in net interest income	2007	2006	Variance	Change in income due to change in volume	Change in rate	Change in income 2007 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$240,089	$205,388	$34,701	2,796	0.26%	540	3,336
Securities	37,166	36,021	1,145	49	0.74%	274	323
Fed funds sold/interest bearing balances	10,006	4,890	5,116	237	-0.27%	(12)	225

Net change in total earning assets			40,962

Net change in income on total earning assets							3,884

LIABILITIES
NOW accounts	14,684	13,453	1,231	12	0.06%	8	20
Money Market accounts	38,092	41,317	(3,225)	(68)	-0.01%	(2)	(70)
Savings accounts	14,132	8,905	5,227	34	0.92%	120	154
Time deposits	124,837	91,118	33,719	1,637	0.74%	751	2,388
Securities sold under agreement to repurchase	28,486	21,125	7,361	290	-0.29%	(57)	233
Borrowed funds	5,537	7,994	(2,457)	(168)	0.79%	80	(88)
Junior Subordinated Debentures	5,155	5,155	0	0	0.10%	5	5

Net change, total interest bearing deposits			$41,856

Net change in expense on total interest bearing deposits							2,642

Net increase in net interest income							$1,242

For the twelve-months ended December 31, 2007, net interest income before the provision for loan losses increased by $1.2 million over the previous year, as interest income increased $3.9 million and interest expense increased $2.6 million. In reviewing Table II, about 79% of the increase in interest income is due to increased balances in earning assets and 21% is due to higher rates than for the same period in 2006. Looking at liabilities, volume accounts for 66% of the increase and increased rate accounts for 34% of the increase. Loan fee income contributed 0.23% to loan yield in 2007, with the improvement in loan fee income, comparing 2007 to 2006, contributing 0.08%.

The net interest margin as a percentage of earning assets for 2007 was 4.35%, which was down from the 4.57% net interest margin reported in 2006. Bank management attributes the decline in net interest margin to a higher reliance on non-core funding sources and a highly competitive market that continues to place downward pressure on loan pricing. As noted in our first-quarter filing, the Bank was anticipating that the net interest margin would decline by about 0.19% by year-end; consequently, the actual reduction of 0.22% was not unexpected. Higher than anticipated loan production was funded with brokered CDs and funds borrowed from the FHLB. The interest rate spread on the unbudgeted loan production was around 3.00%, which contributed to bottom line profit, but which also had the effect of reducing the overall net interest margin.

The Bank anticipates that competition will continue to place pressure on its net interest margin, especially given the recent rate reductions implemented by the Federal Reserve. Both existing borrowers and new loan prospects are well aware of the declining interest rate environment and will shop other financial institutions to find the best rate on new loans or to justify their request for consideration of a downward adjustment on existing loans. While aware of the likelihood that market rates of interest will likely change throughout 2008, the Bank has not budgeted for either improvement or deterioration in net interest margin due to changes in market rates. The Bank strives to maintain a neutral interest rate position, so that net interest income is not significantly affected by changes in market rates. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis accomplished by the Bank.

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of December 31, 2007. Generally, the results of our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the net interest income analysis performed December 31, 2007 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more that twenty-five percent; again, rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed December 31, 2007, presented to illustrate the estimated effect of changing rates on book value of equity, are as follows:

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

December 31, 2007

	($ in thousands)
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$14,057	$367	2.68%	$23,816	$(6,847)	-22.33%
+200	13,945	255	1.86%	26,065	(4,598)	-15.00%
+100	13,825	135	0.99%	28,319	(2,344)	-7.64%
Base	13,690	0	0.00%	30,663	0	0.00%
-100	13,558	(132)	-0.96%	33,148	2,485	8.10%
-200	13,307	(383)	-2.80%	35,772	5,109	16.66%
-300	$12,876	$(814)	-5.95%	$38,551	$7,888	25.72%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2006, presented below, the effect of a significant change in market rates of interest on net interest income is diminished, while the effect on economic value of equity has increased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2006 and December 31, 2007 is considered an improvement. Results for both periods are well within Board established guidelines.

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

Loan Loss Provision and Allowance

The 2007 provision for loan losses was $420 thousand, which is a 16.7% increase over the $360 thousand expensed in 2006. During each of the first three quarters of 2007 the Bank expensed $90 thousand to the provision, a level of expense that it has maintained for several years. In the fourth quarter of 2007, the Bank increased that amount to $150 thousand. The primary reason for the increase, which the Bank expects to continue in 2008, is accelerated growth of the loan portfolio, rather than any significant change in overall portfolio credit quality. Further change in the loan loss provision in 2008 is contingent upon future loan growth, actual net losses incurred and changes to the overall credit quality of the portfolio.

Net loan losses in 2007 were $227 thousand, compared to a net loss of $5 thousand reported in 2006. As a percentage of average loans outstanding during the year, net loan losses in 2007 were quite close to the average that the Bank has experienced over the past five years, which is 0.11%. With a relatively small number of loans (less than 2,000) net loss experience can be expected to vary significantly from year-to-year, depending upon whether small losses are spread among a number of loans or one or more larger losses are incurred upon larger loans. In 2007, for example, one loan accounted for $125 thousand (55%) of the net losses that the Bank suffered during the year. A single larger loss in 2008, or subsequent years, could result in the Bank having to significantly increase the amount that it expenses to the provision for loan losses.

The allowance for loan losses at December 31, 2007 was 0.97% of period-end (gross) loans compared to 1.19% at December 31, 2006. Including reserves held for off-balance sheet commitments (primarily unused loan commitments) the total reserve was 1.07% at December 31, 2007 compared to 1.28% at December 31, 2006. The reduction in the reserve from 1.19% to 0.97% was due, primarily, to accelerated growth in the loan portfolio. Had the Bank’s goal been to hold the reserve steady, at 1.19%, it would have had to expense about $1.0 million in 2007, rather than the $420 thousand actually expensed. The Bank does not, however, manage the reserve to a specific percentage; rather, as detailed elsewhere in this Report, Bank management manages the reserve to cover its best estimate of losses inherent in the loan portfolio. At December 31, 2007, the allowance for loan losses as a percentage of net nonperforming loans was 490% or 4.9 times the level of net nonperforming assets. That compares to 808%, or 8.1 times, at December 31, 2006.

Non-performing assets

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

Non-performing assets	December 31
	2007	2006
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$547	$320
Loans contractually past due ninety days or more as to interest or principal	—	—
Foreclosed assets	6	—

Total nonperforming assets	$553	$320

At December 31, 2007, net nonperforming assets as a percentage of total assets was 0.16%. That compares to total net nonperforming assets to total assets of 0.11% at December 31, 2006. Of the $547 thousand in non-accrual loans at year-end 2007, two loans totaling $187 thousand were re-paid in full subsequent to year-end. Management believes that the net liquidation value of the property securing the remaining $360 thousand loan is adequate to repay the loan without meaningful expense or loss.

Non-interest Income

2007 non-interest income was $2.17 million, a decrease of $40 thousand, or 2%, from the same period in 2006. Comparing 2007 to 2006, account service charge income, a sub-component of “Fees and service charges,” declined about $11 thousand, with all of the reduction due to a lower volume of non-sufficient funds (NSF)

service charges. NSF service charge income has been declining over the past several years, which is attributable to increased usage of electronic or other non-check based banking options (Internet Banking, Bill Pay, debit and credit cards). Offsetting the reduction in account service charge income was commission income earned in the form of bank card interchange income. Interchange income is paid by merchants and ATM and point-of-sale (POS) networks to credit and debit card issuer banks each time the issuer bank’s customer makes a POS purchase or an ATM withdrawal. The Bank issues both debit and credit cards and has seen the dollar volume of customer usage increase significantly over the past several years. In 2007, interchange income increased $49 thousand, or 22%, when compared to the same period in 2006; interchange income also increased 22% when compared to 2005. Non-interest income from the origination and sale of residential mortgages was $581 in 2007, down $31 thousand from the same period last year. Income from the origination and sale of residential mortgages through the end of the third-quarter 2007 was ahead of the same period in 2006 by $25 thousand; a slowdown in production during the fourth quarter was the result of both slower home sales in the Bank’s primary market area and turmoil in the national mortgage market, which affected the volume of refinance activity at the Bank. Home values and home sales in the Bank’s primary market area, especially in Spokane County, have not been affected to the same extent as has been seen nationally. In fact, in early 2008 Spokane was identified as being one of the twenty best markets for appreciation in home values. While mortgage problems evident elsewhere could spread to its market area, the Bank currently anticipates that non-interest income from the production and refinance of home mortgages will hold fairly steady in 2008.

Non-interest Expense

In 2007, non-interest expense was $10.4 million, an increase of $1.44 million or 16% over 2006. Year-over-year, the largest increase in non-interest expense relates to the Bank’s decision to increase the number of commercial loan officers that it employs from 7 to 11; these new lenders, and two additional loan support employees, were hired early in 2007. Not fully reflected in 2007 results were the employees hired to staff two new branches opened in Idaho in late 2007 or an employee hired to fill a new position within the Bank, that of Training Officer, also hired late in the year. This increase in the number of personnel was the primary reason for an increase in employee compensation expense of $719 thousand, or 14%. 2008 is expected to show a similar increase in employee expense as all of the positions created in 2007 will be filled for the full year 2008 and the Bank has hired two additional commercial lenders in early 2008 (bringing the total number of commercial lenders to 13). Two branches are expected to be relocated from grocery store settings to new stand-alone branches in 2008 (one in mid-2008 and one near year-end). The number of employees at each of the relocated branches is likely to increase; however, the increase due to branch relocation will not have a significant effect on non-interest expense. Occupancy and office and equipment expense were up sharply, $96 thousand, or 7%, as normal monthly expenses related to the Bank’s new Ruby branch, lease expense related to an additional 4,000 square feet at the Bank’s headquarters location and lease expense related to property being held for future branch expansion are reflected in 2007 results, but not completely in the results for the same period in the prior year. Because they did not open until near year-end, expenses related to the two new Idaho branches did not have any meaningful impact on Occupancy and office and equipment expense. 2008 will report an additional increase in Occupancy and office and equipment expense as the two new Idaho branches will be online for the full year and partial year expenses will be reported for the two branches relocating out of grocery store locations. Advertising and promotional expenses increased $238 thousand in 2007, or 70%. The most significant increase in advertising expense was $88 thousand related to the purchase of naming rights for the INB Performing Arts Center (the Bank pays $150 thousand per year for the naming rights; that full amount was reflected in 2007 results but, because the agreement was only in effect for five months in 2006, only $62 thousand was expensed in the prior year). The increase in promotional and advertising expense is reflective of management’s desire to increase brand awareness in its local market and, ultimately, to drive an increase in market share held by the Bank. Other operating expenses show an increase of $387 thousand; net of the $66 thousand related to hiring additional loan staff, the increase is $321 thousand, or 17%. The remainder of the increase is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense, with the exception of advertising and promotion expense, is expected to show an increase in 2008 that is similar to the increases reported in 2007. The anticipated increases in 2008 will result from the addition and relocation of four branches (two new Idaho branches at year-end 2007 and two relocated branches in the Spokane area in mid- and late-2008); the addition of branch employees to staff the two new Idaho branches and increased staffing at the relocated branches; the addition of two new commercial lenders and support staff and the creation of a new position (Training Officer); remodel expenses related to moving existing commercial lenders into the 4,000 square feet of space that the Bank leased at its downtown Spokane headquarters in 2007; additional remodeling expenses at the downtown Spokane headquarters that are anticipated (assuming renewal of the lease of those facilities in early 2008); and, several technology initiatives that the Bank is planning in 2008.

Unlike the 2007 budget, where increases in non-interest expense were expected to be greater than the anticipated increase in net interest income for the year, Bank management believes that increased non-interest expense will be marginally less than increases in net interest income and that net profit in 2008 will show modest improvement; of course, management’s expectations are based on assumptions regarding loan growth, earning asset yields, funding costs, net loan losses experienced in 2008, the level of provision to the allowance for loan and lease losses, and other projected results that may or may not materialize. Additional expenses related to branch expansion and employee growth are significant in relation to the size of the Bank and will, initially, place downward pressure on earnings. Taking a longer-range view, however, the increase in budgeted non-interest expense is intended to position the Bank to increase market share, revenues and net income in future years.

Balance Sheet

Loans

At December 31, 2007, the Bank reported $274.7 million in net loans, including loans-held-for-sale; this is an increase of $59.6 million, or 28%, over loans reported at December 31, 2006. A significant percentage of loan growth occurred in the fourth-quarter; on average, for the year, loan growth over 2006 was closer to $35 million, or 17%.

In-house loan production during 2007 more than met expectations; management had intended to grow the Bank’s loan portfolio, not including loans-held-for-sale, by about $43.5 million (just under 20%) and actual year-over-year growth ended up being a little over $60 million. After struggling meet projections during most of the first three quarters, the Bank increased loan by $35.6 million over the final four months of the year. Because so many loans were booked late in the year, average loans for the full year were about $3.5 million below budget. Bank management believes that it was overly optimistic as to how quickly four new commercial lenders hired during the first month of the year could begin booking meaningful numbers of loans. Having now ramped-up their production, however, management believes that its 11 commercial lenders should be able to grow loans by double-digits again in 2008. In early 2008 the Bank hired another 2 commercial lenders, bringing the total number of commercial lenders to 13. As noted below, the Bank purchases loan participations from other community financial institutions and saw those balances increase from $36.6 million to $39.2 million in 2007 (7.1%); the 2007 budget did not anticipate either an increase or decrease in loan participations purchased.

In 2007, the Bank experienced double-digit loan growth in each defined category of loans, as detailed below (dollars are in thousands):

	December 31,
	2007	2006	Increase over 2006	% Change
1-4 family and multi-family real estate loans	$26,155	$18,917	$7,238	38%
Commercial real estate, term loans	111,277	83,437	27,840	33%
Commercial, construction loans	54,564	43,275	11,289	26%
Commercial, non-real estate loans	58,624	48,602	10,022	21%
Consumer loans	$27,448	$23,877	$3,571	15%

Bank management would like to emphasize growth in commercial, non-real estate loans and in consumer loans; however, the Bank has room to grow loans in any of the listed categories, while still remaining within Bank policy guidelines. The primary issue in booking any loan relates to its perceived quality and, based upon the Bank’s best judgment, the likelihood that it will be repaid within the terms and conditions of the loan. Bank management does not anticipate having to constrain loan growth in any specific category because of an existing concentration of loans within any category.

Competition in the Bank’s primary market area has resulted in downward pressure on loan rates. Comparing the spread over Prime Rate, loans originated in 2007 were booked with an average weighted interest rate that was about 0.20% lower than was the case in the prior year. Exclusive of loan fees, the average weighted rate for loans booked during 2007 was 8.05%. In the late 2007 Prime Rate dropped 1.25%, which will result in a reduction in the average rate for loans produced during 2008. The extent to which loan rates will drop and the extent to which the drop in loan rates will be offset by a concurrent drop in the cost of funding are not clear, as those changes are, in large measure, a function of rate changes that will be made by competing institutions in the Bank’s market area; however, Bank management anticipates that, with the rate reductions that the Federal Reserve made in late 2007, the Bank’s net interest margin will decline throughout, at least, the first-half of 2008. If the Federal Reserve makes additional rate cuts, net interest margin will be under additional pressure through the entire year. With no further rate cuts, which we believe to be unlikely, re-pricing of $100 million in CDs during 2008 will help the Bank restore some or its entire net interest margin by year-end; with additional rate cuts, it is uncertain how long it will take to restore net interest margin. Rate cuts already made are not expected to have a significant impact on net income, because additional loan volume, even at a lower net interest margin, should contribute to higher net interest income. With additional rate cuts by the Federal Reserve in 2008, the favorable impact of higher loan volume will be reduced by an as yet undeterminable amount.

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 14.1% and 16.8% of total loans outstanding at December 31, 2007 and 2006, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to one borrower (as a rule, an amount equal to 15% or 20% of their capital). The Bank is interested in buying such participations in that they are good earning assets, when compared to other investment options and because it diversifies the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

The Bank is focused on credit quality and appropriate loan structure. The Bank, of course, has passed on credits that don’t meet its standards for loan quality (basically, apparent inability to repay); in addition, the Bank has passed on credits that are not appropriately priced for the Bank’s business model or where other conditions of the loan are not, in the Bank’s opinion, representative of sound lending practices on the Bank’s part or supportive of long-term benefit to the borrower. Bank management will curtail loan production and Bank asset growth if such growth is dependent upon booking credits that do not meet its credit quality or loan structure standards. If the current national economic malaise expands to include its market area, the Bank may have to curtail planned loan growth in 2008. If economic conditions in its market area continue to compare favorably to the national economy in 2008, and, to the extent that the general business climate over the next few years can be forecast, Bank management believes that there is ample opportunity for quality loan growth in its market area. Further opportunities exist as the Bank increases its percentage of market share. The Bank expects to report double-digit percentage loan growth in 2008 and, assuming a continued favorable business climate in its market area, over the next several years.

Securities

The Bank presently has $28.9 million in securities classified as available-for-sale and $7.7 million in securities classified as held-to-maturity at December 31, 2007. All of these securities are pledged as collateral for public deposits in Washington and Idaho, to support the Bank’s repurchase account program and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one corporate bond, in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments. The securities portfolio increased in size by $1.3 million during 2007.

Deferred Tax Asset

At December 31, 2007, the Bank had a recorded net deferred tax asset of $365 thousand which compared to a net deferred tax asset of $293 thousand at December 31, 2006. The most significant component in the calculation of net deferred tax asset relates to the provision for loan and lease losses. For tax purposes (and simplifying the explanation) loan losses can be expensed more or less as incurred. For financial statement purposes an expense is taken in anticipation of future loan losses and funded to the allowance for loan and lease losses. From inception and through the end of 2007, the Bank has expensed significantly more to the allowance for loan and lease losses than the IRS has allowed as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $900 thousand. Offsetting that tax asset, the Bank has taken advantage in its tax filings of accelerated depreciation allowed by the IRS and has, thereby, reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Bank assets, financial statement depreciation and tax depreciation will even out and the Bank will pay the taxes that the IRS has previously allowed to be deferred. The difference is recognized as a liability in the amount of $407 thousand. Another area of difference between financial statement and tax reporting has to do with deferred compensation expense. Certain Bank employees have elected to defer salary income until retirement (or until they are no longer employed by the Bank). The Bank recognizes this expense on its financial statements in the year in which the employee would have been paid had they not elected to defer their wages; the IRS allows a deduction of the expense in the year in which it is actually paid. The value of the tax benefit that the Bank will realize at some point in the future related to deferred compensation was $178 thousand at year-end. Other tax asset and tax liability balances are detailed in Note 12 to the Consolidated Financial Statements, located in Part II, Item 8 of this Report.

Deposits

At December 31, 2007, the Bank reported $272.5 million in deposits; this is an increase of $62.0 million over deposits reported at December 31, 2006. The increase or decrease in each defined category of deposits, is detailed below (dollars are in thousands):

	2007	2006	Increase/ (decrease) over 2006	% Change
Non-interest bearing demand deposits	$45,623	$49,070	$(3,447)	-7%
Money market	32,308	36,323	(4,015)	-11%
NOW accounts	14,533	13,222	1,311	10%
Savings deposits	16,602	8,826	7,776	88%
Time deposits, non-brokered	143,949	102,828	41,121	40%
Time deposits, brokered	19,524	298	19,226	6452%

	$272,539	$210,567	$61,972	29%

Deposit growth in 2007 was due almost exclusively to growth in certificates of deposit, which grew $60.3 million, or 59% from year-end. $19.2 million of the growth in CDs was in the form of brokered deposits. Savings deposits and transaction accounts, including NOW and Money Market accounts, grew $5.1 million during the year. Non-interest bearing accounts declined by $3.4 million, when comparing year-end 2007 to year-end 2006; however, average balances for non-interest bearing deposits for all of 2007 were only down $891 thousand. Savings accounts were up $7.8 million for the year, an increase of 88%; most of the growth in savings is attributed to the introduction of a new high-yield savings account that can pay as much as 3.10% interest on balances over $100 thousand. Money Market accounts declined by $4 million (11%), with most of the decrease attributed to the transfer of Money Market balances to the new high-yield savings account.

Competition in the Bank’s primary market area resulted in upward pressure on rates paid on deposits, increasing the cost of interest-bearing deposits by about 0.68%, when comparing the average cost in 2007 to average rates in effect during 2006. This upward pressure has resulted in a reduction in the Bank’s net interest margin. Comparing net interest income to average earning assets, the Bank reports 4.35% for 2007, a 0.22% reduction from the 4.57% net interest margin reported in 2006. The reduction in net interest margin was slightly more than had been expected; management had budgeted for a reduction of 0.19% in 2007.

Certificates of deposit, as a percentage of total deposits, grew from 49% at the end of 2006 to 60% at the end of 2007; on average, for the full year, CDs represented 52% of total deposits. The significant increase in CDs by year-end was the result of the use of almost $20 million in brokered CDs to partially fund about $30 million in loan growth in September and October, 2007. Bank management decided to utilize brokered CDs because rates on brokered CDs were more competitive than were rates on CDs originated in the Bank’s local market area. Rates paid by the Bank on certificates issued in 2007 were consistent with rates paid by other financial institutions in the Bank’s market area and averaged 5.05%. CD rates remained at relatively high levels during the fourth-quarter of 2007 because a number of larger financial institutions were illiquid and were paying penalty rates to attract deposits. Rates did begin to come down by year-end and have continued to do so in early 2008. The Bank anticipates that it will be able to re-price a little over $100 million in CDs in 2008 as maturing CDs are renewed or replaced with borrowed funds.

Savings accounts grew due to a new product that the Bank introduced this year. This new product, the High Yield Savings Account, pays up to 3.10% interest on savings accounts with balances in excess of $100 thousand.

Growth in loans outstripped the production of deposits in the Bank’s local market area in 2007, prompting the use of brokered CDs. As the Bank’s new and relocated branches are able to develop additional local funding, the Bank may allow brokered deposit balances to decline as they mature; of course, if loan production is strong enough, the Bank may need both local and brokered deposits to fund that growth and could look to increase brokered funds. With the investment in additional branches that has been made and will be made in 2008, however, the Bank continues to focus on deposits in its local market as the primary source of funding for loan and other investment purposes. A study of the all-in cost of deposits at five of the Bank’s “deposit only” branches (branches that do not carry loan balances on their books) performed in the first-quarter of 2007, indicates that the average cost of raising funds locally is about 1.60% lower than borrowing (1-year) funds from the FHLB. The study considered the cost of funds to consist of interest paid, less service charge income received, plus employee and fixed asset costs. Not included were Bank administrative expenses, some of which could be arbitrarily allocated to branches; however, also not included was the ability to attract customers, including loan customers, or the value to customers of additional branch locations that might not be available if the Bank relied, primarily, on wholesale funding (borrowed funds/brokered deposits) and operated fewer branches.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at December 31, 2007; most of the proceeds have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures have an interest rate of 5.95% that is fixed through June 30, 2010. As of December 31, 2007, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual Form 10-K.

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2006 through December 31, 2007 (dollars in thousands):

Beginning capital December 31, 2006	$24,521
Additions relating to stock-based compensation	123
Additions from exercise of stock options	80
Additions due to vesting and issuance of stock grants	3
Additions due to shares issued under the Director Stock Compensation Plan	73
Reduction, due to stock re-purchase	(3)
Net income for year ended December 31, 2007	2,638
Change in accumulated other comprehensive loss	319
Cash dividends paid to shareholders	(408)

Ending capital December 31, 2007	$27,346

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At December 31, 2007, the Bank’s total capital to risk weighted assets was 11.41%, compared to 12.66% at December 31, 2006. The reduction in the Bank’s capital ratio was due, primarily, to asset growth that was significantly higher than was growth in net income and retained earnings.

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

Off-Balance Sheet Arrangements and Commitments

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2007, the Bank had $105 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 4 to the Consolidated Financial Statements located elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2007, the Bank had issued $1.3 million in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at December 31, 2007 are included in the amount disclosed under commitments to lend, listed above.

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

The Company, separate from the Bank, does not currently have meaningful funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source; the funds almost always come from credit unions and currently represent about 9% of total deposits. Public funds contribute another 5% to deposits and consist of funds deposited by the State of Washington. Normally, the Bank will also have funds on deposit from the State of Idaho; however, at December 31, 2007 it did not. Public funds are stable, staying with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds; the rate is set by the State of Washington, while the State of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. The remaining deposits, 86%, are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending December 31, 2007 concludes that CDs over $100 thousand is split between reliable funds and volatile funds at a 45%/55% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile; however, the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending December 31, 2007, about $28 million, is split between reliable funds and volatile funds at a 73%/27% ratio. Properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, in that a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts (which are collateralized at a minimum of 105% of repurchase account balances).

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank is invested in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In 2008, the Bank plans to relocate two additional branches for the same purpose. The Bank historically has been successful in funding its asset growth with local deposits; prior to 2007 local deposits, including public funds, funded around 90% of the balance sheet. With loan growth outstripping local deposit growth, the Bank was more reliant upon non-local funding sources by the end of the year. Funds borrowed from other financial institutions (the FHLB) support 4% of the balance sheet; public funds support another 4% of the balance sheet; funds on deposit from other, non-local, financial institutions support 7% of the balance sheet; and, brokered deposits support 6%. Based on anticipated near-term loan production, the Bank will need to increase its reliance on borrowed funds and non-local deposits, including brokered deposits, at least until in-market deposit production at the two new Idaho branches, which opened in late 2007, and the two Washington branches, to be relocated in 2008, becomes meaningful.

Brokered funds have become an important source of liquidity to community banks over the past few years and, properly structured, should represent a reliable and predictable source of funding. The Bank has entered into agreements with two providers of brokered funds; one provider is a Bankers Bank, in which the Bank is a shareholder, the other provider has been utilized by the Bank for securities sales and purchases for a number of years. When the Bank is in need of funds for investment into loans or other assets, it informs the provider of the amount and the terms of CDs it is willing to issue. The provider, through a network of investment brokers, will use its best efforts to market Bank issued CDs to individuals and business, typically in amounts under the FDIC insurance limit. Upon completion of the offering, the Bank issues one CD for the full amount of the offering; the CD is forwarded to CEDE & Company, as custodian for the beneficial owners. The firm that the Bank utilizes for the offering, as well as the investment brokers who sell the CDs to their clients, are compensated through a placement fee that adds about 0.25% to the cost of the CDs; therefore, the all-in cost of the CD to the Bank equals the quoted rate on the CD plus about 0.25%. Currently, the all-in cost of brokered CDs is competitive with the cost of borrowing funds from the FHLB or issuing CD specials in the Bank’s market area. While the Bank had not previously relied on brokered CDs to fund its assets, significant loan growth booked, primarily, in the fourth-quarter 2007 prompted the Bank to issue nearly $20 million in brokered CDs. Anticipated loan growth in the near-term makes it likely that this source will be utilized going forward. The Bank will limit most of its brokered CD production to CDs that are not redeemable prior to maturity, except in the case of the death or declaration of incompetence of the beneficial owner; by so doing, the CDs become a reliable and predictable source of funding. The Bank’s Board of Directors has approved the use of brokered CDs in an amount not to exceed 20% of total deposits.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on December 31, 2007 balances concluded that the Bank has access to funds in excess of 16% of its year-end total assets; this is a reduction from 23% at December 31, 2006. The reduction in liquidity is due to accelerated loan production during the last-half of 2007 and limitations on the availability of borrowed funds from the FHLB related to stock ownership. The Bank can improve its liquidity through the purchase of additional FHLB stock, which will allow for additional access to credit from the FHLB.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 15% of total assets. At December 31, 2007, the borrowing line was approximately $51 million. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At December 31, 2007, the Bank had pledged collateral that supported about $42 million in borrowings and had stock ownership in the FHLB that would permit total borrowings of approximately $16 million; deducting amounts already borrowed from the FHLB, additional borrowings at December 31, 2007 were limited to just over $7 million, assuming no additional stock purchases. To obtain access to the $34 million in additional FHLB credit that pledged collateral supports, the Bank would have to increase its FHLB stock ownership by just under $1.5 million. At December 31, 2007, the Bank had established unsecured overnight lines totaling $23 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In 2007, in addition to consolidated net income of $2.6 million, the Bank relied on increased deposits of $62.0 million, an increase in borrowed funds of $2.1 million and $1.0 million in increased balances in repurchase accounts to cover net loan growth of $59.6 million, an increase in securities owned of $1.3 million, repayment of federal funds purchased of $3.6 million and investment in fixed assets of $3.4 million. Cash and due from banks can vary significantly from day-to-day, but was down $4.0 million at December 31, 2007 when compared to year-end 2006. Temporarily available excess funds were invested in Federal Funds Sold, which increased year-over-year by $2.7 million. Other sources and uses of funds were not material or are considered to be temporary.

Summary Performance Information

Certain summary recent performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part II, Item 8 of this Form 10-K.

The Bank has experienced growth in total assets of 23.2% and 13.6% for the fiscal years ended December 31, 2007 and 2006, respectively. Net loan growth, not including loans held for sale, was 27.7% and 15.5% for these same periods. Also for these same periods, loan losses net of recoveries were $227,559 and $4,899, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was at $2,710,989, or 0.99% of outstanding loans, on December 31, 2007 and $2,586,094, or 1.19% of outstanding loans, on December 31, 2006. For information on the Bank’s capital ratios as of December 31, 2007, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank—Risk-Based Capital Requirements” above.

Statistical Disclosure

Certain statistical and other information is set forth below. All information in this sub-section should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in Part II, Item 8 of this Form 10-K.

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

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Twelve-months, year-to-date, ended December 31, 2007 and 2006

(Dollars in Thousands)

Unaudited

	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid	2006 Average balance	2006 Interest income / expense	2006 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$240,089	$19,444	8.10%	$205,388	$16,108	7.84%
Taxable investments	31,021	1,696	5.47%	31,750	1,411	4.44%
Nontaxable investments [2]	5,499	158	2.87%	3,625	123	3.39%
FHLB stock	646	4	0.62%	646	1	0.15%
Federal funds sold & interest-bearing deposits with banks	10,006	466	4.66%	4,890	241	4.93%

Total interest earning assets	287,261	21,768	7.58%	246,299	17,884	7.26%
Less reserve for possible loan losses	(2,693)			(2,418)
Cash and due from banks	9,106			7,773
Other non-earning assets	15,548			12,935

Total assets	309,222			264,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	14,684	141	0.96%	13,453	121	0.90%
Money market accounts	38,092	802	2.11%	41,317	872	2.11%
Savings accounts	14,132	194	1.37%	8,905	40	0.45%
Other time deposits	124,837	6,353	5.09%	91,118	3,965	4.35%

Total interest-bearing deposits	191,745	7,490	3.91%	154,793	4,998	3.23%
Securities sold under repurchase agreements	28,486	1,140	4.00%	21,125	907	4.29%
Borrowed funds	5,537	340	6.14%	7,994	428	5.35%
Junior subordinated note [6]	5,155	312	6.05%	5,155	307	5.96%

Total borrowed funds	39,178	1,792	4.57%	34,274	1,642	4.79%

Total interest-bearing liabilities	230,923	9,282	4.02%	189,067	6,640	3.51%
Demand deposits	49,881			50,772
Other liabilities	2,655			1,466
Stockholders’ equity	25,763			23,284

Total liabilities and stockholders’ equity	$309,222			$264,589

Net interest income	$12,486			$11,244
Net interest spread	3.56%			3.75%
Net interest income to average earning assets	4.35%			4.57%

COMMENTS

1.	There were no out-of-period adjustments.
2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
3.	Bank was not involved in any foreign activities.
4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5.	Loan fee income in the amount of $554 thousand and $352 thousand is included in loan interest income for 2007 and 2006, respectively.
6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

Change in net interest income	2007	2006	Variance	Change in income due to change in volume	Change in rate	Change in income 2007 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$240,089	$205,388	$34,701	2,796	0.26%	540	3,336
Securities	37,166	36,021	1,145	49	0.74%	274	323
Fed funds sold/interest bearing balances	10,006	4,890	5,116	237	-0.27%	(12)	225

Net change in total earning assets			40,962

Net change in income on total earning assets							3,884

LIABILITIES
NOW accounts	14,684	13,453	1,231	12	0.06%	8	20
Money Market accounts	38,092	41,317	(3,225)	(68)	-0.01%	(2)	(70)
Savings accounts	14,132	8,905	5,227	34	0.92%	120	154
Time deposits	124,837	91,118	33,719	1,637	0.74%	751	2,388
Securities sold under agreement to repurchase	28,486	21,125	7,361	290	-0.29%	(57)	233
Borrowed funds	5,537	7,994	(2,457)	(168)	0.79%	80	(88)
Junior Subordinated Debentures	5,155	5,155	0	0	0.10%	5	5

Net change, total interest bearing deposits			$41,856

Net change in expense on total interest bearing deposits							2,642

Net increase in net interest income							$1,242

II.    Investment Portfolio.

Securities

The book and market values of the major classifications of investment securities were as follows ($ in thousands):

	December 31, 2007		December 31, 2006
	Amortized cost	Fair value	Amortized cost	Fair value
Securities available for sale:
U.S. government agency securities	$23,466	$23,636	$23,195	$22,924
U.S. treasury securities	2,964	2,970	6,960	6,963
Corporate debt obligations	500	483	500	455
Mortgage backed securities	1,784	1,821	969	995

	$28,714	$28,910	$31,624	$31,337

Securities held to maturity:
State and municipal securities	$7,650	$7,693	$3,972	$3,972

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2007 ($ in thousands, at amortized cost.):

	Within 1 year maturity	Weighted average yield	After 1 year but within 5 years maturity	Weighted average yield	After 5 years but within 10 years maturity	Weighted average yield	After 10 year maturity	Weighted average yield	Total	Weighted total average yield
U.S. Treasury	$2,964	3.82%	—	—	—	—	—	—	$2,964	3.82%
U.S. government agencies	1,000	4.00%	6,501	5.14%	11,660	5.22%	4,305	5.23%	23,466	5.15%
Mortgage pass-throughs (GNMA/FNMA)	—	—	—	—	—	—	1,784	6.07%	1,784	6.07%
Corporate bonds	—	—	—	—	—	—	500	3.00%	500	3.00%
State and political subdivisions	503	4.44%	1,707	5.41%	4,266	5.64%	1,174	6.42%	7,650	5.63%

Total by maturity and yield	$4,467	3.93%	$8,208	5.20%	$15,926	5.33%	$7,763	5.46%	$36,364	5.16%

Comment 1.    Weighted-average yields for securities-held-to-maturity (securities issued by State and political subdivisions) are presented on a federal tax-equivalent basis at a 34% effective tax rate.

With the exception of U.S. Government and U.S. Government agencies and corporations, no securities issued by any one issuer exceed ten percent of stockholders’ equity.

III.    Loan Portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan ($ in thousands):

	December 31,
	2007	2006	2005	2004	2003
1-4 family and multi-family real estate loans	$26,155	$18,917	$20,662	$15,260	$14,594
Commercial real estate, term loans	111,277	83,437	88,535	79,305	67,432
Commercial, construction loans	54,564	43,275	16,817	8,206	8,780
Commercial, non-real estate loans	58,624	48,602	50,237	45,629	49,089
Consumer loans	27,448	23,877	12,592	11,310	10,895

	278,068	218,108	188,843	159,710	150,790
Allowance for loan losses	(2,711)	(2,586)	(2,252)	(1,944)	(2,224)
Net deferred loan fees	(644)	(400)	(273)	(328)	(307)

	$274,713	$215,122	$186,318	$157,438	$148,259

The following table shows the amounts and earlier of maturity/re-pricing of commercial, real estate and other loans outstanding as of December 31, 2007 ($ in thousands):

	Maturing
	Within 1 year maturity	After 1 year but within 5 year maturity	After 5 year maturity	Total
Real estate loans	$10,108	$1,820	$14,227	$26,155
Commercial RE loans	52,579	16,673	96,589	165,841
Commercial loans	30,209	6,382	22,033	58,624
Consumer loans	7,153	2,676	17,619	27,448

Totals	$100,049	$27,551	$150,468	$278,068
Loans maturing with:
Fixed rates	$18,235	$15,062	$48,256	$81,553
Variable rates	81,814	12,489	102,212	196,515

Totals	$100,049	$27,551	$150,468	$278,068

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

	December 31
	2007	2006
	(Dollars in Thousands)
Non-performing assets
Loans accounted for on a non-accrual basis	$547	$320
Loans contractually past due ninety days or more as to interest or principal	—	—
Foreclosed assets	6	—
Total nonperforming assets	$553	$320

Comment 2.    As of the end of the most recent reported period, December 31, 2007, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table (above) and any identified potential loss has already been recognized by charge to the Loan Loss Reserve.

IV.    Summary of Loan Loss Experience.

The following table provides an analysis of net losses by loan type for the past five years:

	Twelve months ended
	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
	(Dollars in Thousands)
YTD average net loans	$237,396	$205,388	$174,346	$150,011	$143,985
Balance, beginning of period	2,586	2,252	1,944	2,224	2,026
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS) *	199	178	206	—	—

Balance, beginning of period, including OBS reserve	2,785	2,430	2,150	2,224	2,026
Loan charge-offs:
Commercial	34	28	14	74	13
Real Estate	125	—	25	128	378
Installment & Credit Card	90	21	68	65	95

Total Charge-offs	249	49	107	267	486
Recoveries of loans previously charged-off:
Commercial	3	—	8	4	28
Real Estate	17	17	25	12	1
Installment & Credit Card	2	27	30	7	3

Total Recoveries	22	44	63	23	32

Net Charge-offs	227	5	44	244	454
Provision charged to expense	420	360	324	170	652

Balance, end of year, prior to adjustment for off-balance sheet items	2,978	2,785	2,430	2,150	2,224
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(267)	(199)	(178)	(206)	(182)

Balance, end of year	$2,711	$2,586	$2,252	$1,944	$2,042
Ratio of net charge-offs during period to average net loans outstanding	0.10%	0.00%	0.03%	0.16%	0.32%

Breakdown of Allowance for Loan Losses ($ in thousands):

Allocation of balances in the ALLL, by category	December 31, 2007		December 31, 2006
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$320	10.74%	$627	22.51%
Secured by farmland (pass)	5	0.17%	1	0.04%
Home equity loans (pass)	66	2.22%	60	2.15%
Revolving loans secured by 1-4 family residential (pass)	11	0.37%	66	2.37%
Secured by multi-family residential (pass)	29	0.97%	50	1.80%
Secured by non-farm, non-residential real estate (pass)	921	30.93%	401	14.40%
Commercial and industrial loans (pass)	460	15.45%	283	10.16%
Loans to individuals (pass)	152	5.10%	188	6.75%
Credit card loans	92	3.09%	134	4.81%
All other loans and leases (pass)	2	0.07%	3	0.11%
Mortgage loans held for sale	1	0.03%	0	0.00%
Specifically Identified Potential Loss *	575	19.31%	621	22.30%
Commitments to Lend under Lines/Letters of Credit	267	8.97%	199	7.15%
Supplementary Allowance/Non-specific Factors	77	2.58%	152	5.45%

	$2,978	100.00%	$2,785	100.00%

*	Classified and criticized loans (risk category 7, 8 & 9) loans are individually analyzed at least quarterly to determine loss potential. Allocated reserves related to loans classified 7, 8 & 9 are reported as “Specifically Identified Potential Loss.”

V.    Deposits.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table ($ in thousands):

	Years Ended December 31
	2007		2006
	Amount	Rate	Amount	Rate
Non-interest Bearing Demand Deposits	$49,881	n/a	$50,772	n/a
Interest Bearing Deposits:
NOW Accounts	14,684	0.96%	13,453	0.90%
Money Market Accounts	38,092	2.11%	41,317	2.11%
Savings Accounts	14,132	1.37%	8,905	0.45%
Time Deposits	124,837	5.09%	91,118	4.35%

Total Interest Bearing Deposits	$191,745	3.91%	$154,793	3.23%

Maturities of Time Certificates of Deposit over $100,000 are shown below ($ in thousands):

	December 31
	2007	2006
3 months or less	$22,739	$12,271
Over 3 through 6 months	5,946	2,118
Over 6 through 12 months	10,760	4,373
Over 1 year through 5 years	26,980	19,897
Over 5 years	595	0

	$67,020	$38,659

VI.    Return on Equity and Assets.

Ratios for the years ended December 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Ratio:
Return on Average Assets	0.85%	1.05%
Return on Average Equity	10.24%	11.94%
Average Equity to Average Assets	8.33%	8.80%
Dividend Payout Ratio	15.43%	12.31%

VII.    Short-term Borrowings.

As of the most recent reporting period, December 31, 2007, the Company and the Bank had no short-term borrowings.

Item 8.	Financial Statements

NORTHWEST BANCORPORATION, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank, as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington

March 20, 2008

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
A S S E T S
Cash and due from banks	$8,155,305	$12,131,668
Interest bearing deposits in other institutions	1,279,897	68,630
Federal funds sold	2,836,349	167,895
Securities available for sale	28,909,889	31,337,393
Securities held to maturity, fair value 2007 $7,693,355 and
2006 $3,971,944	7,650,440	3,971,864
Federal Home Loan Bank stock, at cost	645,900	645,900
Loans receivable, net of allowance for loan losses 2007 $2,710,989;
2006 $2,586,094	274,713,461	215,122,007
Loans held for sale	2,226,471	1,574,718
Premises and equipment, net	10,133,801	7,252,448
Accrued interest receivable	1,518,704	1,372,731
Foreclosed real estate and other repossessed assets	6,459	—
Bank owned life insurance	3,559,843	3,432,503
Other assets	2,079,403	1,868,862

TOTAL ASSETS	$343,715,922	$278,946,619

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Deposits	$272,539,440	$210,566,807
Securities sold under agreements to repurchase	26,760,049	25,783,940
Accrued interest payable	1,169,617	765,415
Federal funds purchased	—	3,630,000
Borrowed funds	14,240,308	12,160,171
Other liabilities	1,660,048	1,519,682

Total liabilities	316,369,462	254,426,015

STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,361,746 and 2,236,460 shares	23,039,239	20,820,819
Retained earnings	4,177,774	3,889,105
Accumulated other comprehensive income (loss)	129,447	(189,320)

Total stockholders’ equity	27,346,460	24,520,604

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$343,715,922	$278,946,619

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006
Interest Income:
Loans, including fees	$19,443,860	$16,107,894
Investment securities:
U.S. government agency securities	1,365,207	1,103,551
U.S. treasury securities	251,417	259,283
Other securities	241,766	172,310
Federal funds sold and interest bearing deposits	465,615	241,008

Total interest income	21,767,865	17,884,046

Interest Expense:
Deposits	7,490,461	4,998,335
Borrowed funds and securities sold under agreements to repurchase	1,791,947	1,641,690

Total interest expense	9,282,408	6,640,025

Net interest income	12,485,457	11,244,021
Provision for loan losses	420,000	360,000

Net interest income after provision for loan losses	12,065,457	10,884,021

Noninterest Income:
Service charges on deposits	874,897	885,948
Net gains from sale of loans	581,073	612,206
Other income	711,136	709,242

Total noninterest income	2,167,106	2,207,396

Noninterest Expense:
Salaries and employee benefits	5,951,681	5,232,840
Occupancy and equipment expense	1,565,266	1,469,425
Advertising and promotion expense	576,553	338,284
Loss on foreclosed real estate and other repossessed assets	1,816	5,120
Other operating expenses	2,302,644	1,915,456

Total noninterest expense	10,397,960	8,961,125

Net income before income taxes	3,834,603	4,130,292
Income tax expense	1,196,843	1,350,392

NET INCOME	$2,637,760	$2,779,900

Basic earnings per share	$1.12	$1.18

Diluted earnings per share assuming full dilution	$1.10	$1.16

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2005	2,108,864	$18,636,573	$3,306,113	$(256,318)	$21,686,368
Net income	—	—	2,779,900	—	2,779,900	$2,779,900
Stock repurchased	(200)	(3,522)	—	—	(3,522)
Stock options exercised	18,652	167,162	—	—	167,162
Stock issued to directors	3,700	68,339	—	—	68,339
Equity-based compensation	—	97,507	—	—	97,507
5% stock dividend	105,444	1,854,760	(1,854,760)	—	—
Fractional shares paid in cash	—	—	(4,000)	—	(4,000)
Cash dividend ($0.16 per share)	—	—	(338,148)	—	(338,148)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	66,998	66,998	66,998

Comprehensive income						$2,846,898

Balance, December 31, 2006	2,236,460	20,820,819	3,889,105	(189,320)	24,520,604
Net income	—	—	2,637,760	—	2,637,760	$2,637,760
Stock repurchased	(162)	(2,719)	—	—	(2,719)
Stock options exercised	9,488	79,787	—	—	79,787
Stock issued due to stock grants	160	2,789	—	—	2,789
Stock issued to directors	4,000	73,080	—	—	73,080
Equity-based compensation	—	98,380	—	—	98,380
Tax benefits of exercised options	—	25,137	—	—	25,137
5% stock dividend	111,800	1,941,966	(1,941,966)	—	—
Fractional shares paid in cash	—	—	(3,849)	—	(3,849)
Cash dividend ($0.18 per share)	—	—	(403,276)	—	(403,276)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	318,767	318,767	318,767

Comprehensive income						$2,956,527

Balance, December 31, 2007	2,361,746	$23,039,239	$4,177,774	$129,447	$27,346,460

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,637,760	$2,779,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557,719	562,193
Provision for loan losses	420,000	360,000
Provision for losses on foreclosed real estate and other repossessed assets	—	5,120
Accretion of securities discounts	(256,741)	(195,706)
Amortization of securities premiums	30,159	24,044
Increase in cash surrender value of bank owned life insurance	(127,340)	(118,732)
Loss on disposal of assets	2,113	3,812
Net loss on sale of foreclosed real estate and other repossessed assets	1,816	—
Deferred income taxes	(236,399)	(53,192)
Equity-based compensation expense	171,460	165,846
Excess tax benefits from equity awards	(27,926)	(56,324)
Change in assets and liabilities:
Accrued interest receivable	(145,973)	(332,524)
Other assets	(110,431)	(376,929)
Loans held for sale	(651,753)	(1,426,718)
Accrued interest payable	404,202	273,438
Other liabilities	140,366	233,601

Net cash provided by operating activities	2,809,032	1,847,829

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(2,668,454)	1,860,513
Securities available for sale:
Proceeds from maturities and principal payments	29,159,904	20,749,104
Purchases	(25,994,818)	(19,591,567)
Securities held to maturity:
Proceeds from maturities and principal payments	275,000	535,000
Purchases	(3,981,594)	(439,951)
Purchases of premises and equipment	(3,441,185)	(2,168,080)
Proceeds from sale of foreclosed real estate and other repossessed assets	185,184	11,401
Net increase in loans	(60,204,913)	(29,164,063)

Net cash used by investing activities	(66,670,876)	(28,207,643)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$61,972,633	$18,890,265
Net increase in securities sold under agreements to repurchase	976,109	8,029,269
Proceeds from issuance of common stock	79,787	167,162
Excess tax benefit, equity-based compensation	27,926	56,324
Payment of fractional shares	(3,849)	(4,000)
Repurchase of common stock	(2,719)	(3,522)
Payment of cash dividends	(403,276)	(338,148)
Proceeds from issuance of borrowed funds	5,000,000	3,000,000
Repayment of borrowed funds	(2,919,863)	(3,409,167)
Net increase (decrease) in fed funds purchased	(3,630,000)	3,630,000

Net cash provided by financing activities	61,096,748	30,018,183

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,765,096)	3,658,369
Cash and cash equivalents, beginning of year	12,200,298	8,541,929

Cash and cash equivalents, end of year	$9,435,202	$12,200,298

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$8,878,206	$6,366,587

Income taxes	$1,296,606	$1,528,653

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$482,982	$101,512

Acquisition of real estate and other repossessed assets in settlement of loans	$193,459	$—

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of presentation and consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the Company) and its wholly-owned subsidiary, Inland Northwest Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Segment reporting:

The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” for reporting of selected information about operating segments.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the statements of financial condition caption “cash and due from banks” and “interest-bearing deposits in other institutions,” which mature within 90 days. Cash and cash equivalents on

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

deposit with other financial institutions periodically exceed the federal insurance limit. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2007 and 2006.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Bank owned life insurance:

The carrying amount of bank owned life insurance approximates its fair value. Fair value of bank owned life insurance is estimated using the cash surrender value, net of surrender charges.

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. At December 31, 2007 and 2006, no assets had been written down for impairment.

Stock options:

At December 31, 2007, the Company had in effect several stock-based employee compensation plans, including Directors, which are described more fully in Note 14. Prior to 2006, the Company accounted for these plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Beginning in 2006, the Company applied the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement No. 123R, Accounting for Share Based Compensation, to its stock-based employee compensation (SFAS 123R).

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2007	2006
Unrealized holding gains/(losses) on available for sale securities	$482,982	$101,512
Reclassification adjustment for gains realized in income	—	—

Net unrealized losses	482,982	101,512
Tax effect	(164,215)	(34,514)

NET OF TAX AMOUNT	$318,767	$66,998

Reclassifications:

Certain reclassifications have been made in the December 31, 2006 consolidated financial statements in order to conform to the December 31, 2007 presentation, with no effect on previously reported net income or stockholders’ equity.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $262,133 and $120,700, respectively.

New accounting pronouncements:

On November 5, 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 109, which supersedes SAB 105. In a manner consistent with Statements 156 and 159, SAB 109 requires a company to include expected net future cash flows related to the associated servicing of the loan in the measurement of its written loan commitments that are accounted for at fair value through earnings. SAB 105 had stated that this treatment was inappropriate. SAB 109 reaffirms the SEC staff’s view that internally developed intangible assets should not be included in the fair value of a derivative loan commitment and extends this view to all written loan commitments accounted for at fair value through earnings.

On December 21, 2007, the SEC staff issued SAB No. 110, which amends and replaces Question 6 of Section D2 of SAB Topic 14, Share-Based Payment-Certain Assumptions Used in Valuation Methods-Expected Term (SAB 107). In this release, the SEC staff documents its views regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment. The guidance in this release is effective January 1, 2008. SAB No. 110 eliminates the scheduled date of December 31, 2007, after which the Staff would no longer accept use of the simplified method for estimating the term of plain vanilla options.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective on January 1, 2008 and is not expected to have a material impact.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective on January 1, 2008 and the implementation of this guidance is not expected to have a material impact.

Note 2—Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2007 and 2006, were as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$23,465,426	$176,811	$(6,640)	$23,635,597
U.S. treasury securities	2,964,258	5,442	—	2,969,700
Corporate debt obligations	500,000	—	(16,530)	483,470
Mortgage backed securities	1,784,073	37,049	—	1,821,122

	$28,713,757	$219,302	$(23,170)	$28,909,889

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$23,195,000	$4,370	$(275,583)	$22,923,787
U.S. treasury securities	6,959,627	10,476	(7,283)	6,962,820
Corporate debt obligations	500,000	—	(44,740)	455,260
Mortgage backed securities	969,616	25,910	—	995,526

	$31,624,243	$40,756	$(327,606)	$31,337,393

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$7,650,440	$61,718	$(18,803)	$7,693,355

	December 31, 2006
Securities held to maturity:
State and municipal securities	$3,971,864	$25,655	$(25,575)	$3,971,944

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following table shows the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	December 31, 2007
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$—	$—	$4,993,360	$(6,640)	$4,993,360	$(6,640)
U.S. treasury securities	—	—	—	—	—	—
Corporate debt obligations	—	—	483,470	(16,530)	483,470	(16,530)
State and municipal securities	1,838,769	(18,803)	—	—	1,838,769	(18,803)

	$1,838,769	$(18,803)	$5,476,830	$(23,170)	$7,315,599	$(41,973)

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2007, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At December 31, 2007, fifteen securities have unrealized losses.

Scheduled maturities of securities held to maturity and securities available for sale at December 31, 2007, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$503,258	$502,952	$3,964,258	$3,968,390
Due from one year to five years	1,707,108	1,720,617	6,501,065	6,579,075
Due from five to ten years	4,266,479	4,292,350	11,659,361	11,746,064
Due after ten years	1,173,595	1,177,436	4,805,000	4,795,238
Mortgage backed securities	—	—	1,784,073	1,821,122

	$7,650,440	$7,693,355	$28,713,757	$28,909,889

At December 31, 2007 and 2006, investment securities with a carrying value of $36,560,329 and $35,309,257, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

For the years ended December 31, 2007 and 2006, there were no sales of securities available for sale.

Note 3—Federal Home Loan Bank (FHLB) Stock

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Federal Home Loan Bank (FHLB) Stock—(Continued)

The Seattle FHLB is regulated by the Federal Housing Finance Board (the “Finance Board”). In connection with a 2004 examination, the Seattle FHLB presented a three-year business and capital management plan to the Finance Board’s Office of Supervision. In a Written Agreement with the Seattle FHLB, the Finance Board accepted the plan subject to certain restrictions on stock repurchases and dividend payments. The Seattle FHLB did not pay dividends on its stock in 2005. On January 12, 2007, the Finance Board terminated the Written Agreement. According to the Seattle FHLB, the termination of the agreement was because it is now in full compliance with the terms of the agreement and that it has made significant progress in implementing its business and capital management plan. The Seattle FHLB resumed dividend payments in late 2006 at a very modest level; the Company received less than $1,000 in cash dividends from the FHLB in 2006, while holding $645,900 in FHLB common stock. The 2007 dividend yield on the Bank’s investment in FHLB stock was less than one-percent; the Company received a little under $4,000 in cash dividends from the FHLB in 2007, also based on ownership of $645,900 in FHLB common stock. Future dividend payments are subject to a formula outlined in the Seattle FHLB’s Form 8-K filing with the Securities and Exchange Commission, dated October 11, 2006.

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statements of financial condition were as follows:

	December 31,
	2007	2006
1-4 family and multi-family real estate loans	$26,155,442	$18,916,559
Commercial real estate, term loans	111,276,530	83,436,884
Commercial, construction loans	54,563,834	43,274,967
Commercial, non-real estate loans	58,624,280	48,602,246
Consumer loans	27,448,301	23,877,271

	278,068,387	218,107,927
Allowance for loan losses	(2,710,989)	(2,586,094)
Net deferred loan fees	(643,937)	(399,826)

	$274,713,461	$215,122,007

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2007	2006
Balance, beginning of year	$2,586,094	$2,252,329
Reverse prior year reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items	199,526	178,190

Balance, beginning of year, including off-balance sheet reserve	2,785,620	2,430,519
Provision charged to operations	420,000	360,000
Loans charged off, net of recoveries	(227,559)	(4,899)

Balance, end of year, prior to adjustment for off-balance sheet items	2,978,061	2,785,620
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “other liabilities”	(267,072)	(199,526)

Balance, end of year	$2,710,989	$2,586,094

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The loans fall into the following fixed and variable components:

	December 31,
	2007	2006
Fixed rate loans	$81,553,046	$61,246,767
Variable rate loans	196,515,341	156,861,160

	$278,068,387	$218,107,927

Impairment of loans having recorded investments of $691,298 and $467,278 at December 31, 2007 and 2006, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $65,256 and $265,760 at December 31, 2007 and 2006, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006, was $604,123 and $533,743, respectively. Interest income on impaired loans of $60,562 and $2,725 was recognized for cash payments received in 2007 and 2006, respectively. The Company had $546,958 and $319,922 of loans placed on nonaccrual at December 31, 2007 and 2006, respectively. Loans over 90 days past due and still on accrual status were zero at December 31, 2007 and 2006.

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
Premises	$3,061,533	$2,314,849
Furniture, fixtures and equipment	4,192,046	4,255,825
Leasehold improvements	2,753,074	2,252,280

	10,006,653	8,822,954
Less accumulated depreciation and amortization	(4,200,708)	(4,395,170)

	5,805,945	4,427,784
Land	2,809,542	2,809,542
Construction in progress	1,518,314	15,122

Premises and equipment, net	$10,133,801	$7,252,448

Depreciation and amortization expense was $557,719 and $562,193 for the years ended December 31, 2007 and 2006, respectively.

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment—(Continued)

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2007:

Year ending December 31,
2008	$472,578
2009	218,838
2010	89,340
2011	96,171
2012	98,448
Thereafter	1,356,130

TOTAL MINIMUM PAYMENTS REQUIRED	$2,331,505

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2007 and 2006, were $504,748 and $437,910, respectively.

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2008	$48,000
2009	48,000
2010	49,500
2011	54,000
2012	54,000
Thereafter	997,417

1,250,917
Less amount representing interest	651,513

PRESENT VALUE OF LEASE PAYMENTS	$599,404

In 2006, the Bank entered into an agreement with the Spokane Public Facilities District (PFD) for the purchase of naming rights to the Spokane Opera House; now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

In August 2007, the Bank entered into an agreement with a general contractor for the construction of a $1.6 million branch facility in North Spokane with full amount of the contract remaining to be paid as of December 31, 2007. This branch facility will replace one of the Bank’s in-store branches and is expected to be completed in May 2008.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Foreclosed Real Estate and Other Repossessed Assets

An allowance for losses on foreclosed real estate and other repossessed assets has been established. Activity in the account is as follows:

	2007	2006
Balance, beginning of year	$—	$—
Charge offs	—	(5,120)
Provision charged to income	—	5,120

Balance, end of year	$—	$—

Included in the losses on foreclosed real estate and other repossessed assets in the consolidated statements of income for the years ending December 31, 2007 and 2006, are impairment losses of $0 and $5,120, respectively. Realized gains (losses) of $(1,816) and $0 are included in (gain) loss on foreclosed real estate and other repossessed assets for the years ended December 31, 2007 and 2006, respectively.

Note 7—Deposits

Major classifications of deposits at December 31, 2007 and 2006, were as follows:

	2007	2006
Non-interest bearing demand deposits	$45,622,811	$49,069,895
Money market	32,307,940	36,322,976
NOW accounts	14,532,505	13,222,069
Savings deposits	16,601,937	8,825,525
Time deposits, $100,000 and over	67,020,435	38,658,512
Other time deposits	96,453,812	64,467,830

	$272,539,440	$210,566,807

Maturities for time deposits at December 31, 2007, are summarized as follows:

Maturing one year or less	$100,066,933

Maturing one to five years	62,812,314

Maturing five to ten years	595,000

$163,474,247

Overdraft deposit accounts with balances of $99,309 and $73,506 at December 31, 2007 and 2006, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “other assets” on the consolidated statements of financial

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

condition; the subordinated debentures are included in “borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements. Pursuant to FIN 46R, the Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

Other borrowed funds reported by the Bank consist primarily of Federal Home Loan Bank advances and overnight Federal Funds Purchased from correspondent banks. Federal Home Loan Bank advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $94,444,618 at December 31, 2007.

Total borrowed funds consist of the following at December 31:

Advance Date	Maturity Date	Interest Rate	2007	2006
07/29/97	07/29/27	6.60%	$41,551	$43,664
04/20/98	04/19/13	6.15%	905,274	1,033,554
05/11/98	05/11/28	6.28%	96,883	98,698
08/19/98	08/18/28	6.09%	99,509	101,450
02/11/02	02/09/07	5.05%	—	2,500,000
02/11/02	02/11/09	4.94%	342,687	628,401
04/11/05	04/09/10	4.64%	2,000,000	2,000,000
10/11/07	10/09/09	4.96%	3,000,000	—
10/11/07	10/08/10	5.02%	2,000,000	—

Total Federal Home Loan Bank advances			8,485,904	6,405,767
Junior subordinated debentures			5,155,000	5,155,000
Capital lease obligation (see Note 5)			599,404	599,404

TOTAL BORROWED FUNDS			$14,240,308	$12,160,171

The scheduled maturities of the Federal Home Loan Bank advances at December 31, 2007, are as follows:

Years Ending December 31,	Weighted-Average Interest Rate	Amount
2008	5.35%	$431,503
2009	5.02%	3,215,428
2010	4.88%	4,172,239
2011	6.16%	187,238
2012	6.16%	203,560
Thereafter	6.22%	275,936

		$8,485,904

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $29,028,252; the high balance during the year was $37,624,843. The average rate paid during the year was 3.93%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

Note 10—Commitments and Contingencies

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

The Bank has three unsecured operating lines of credit with KeyBank of Washington for $10,200,000, maturing July 1, 2008. In addition, the Bank maintains lines of credit with Pacific Coast Bankers Bank for $10,000,000, maturing June 30, 2008; U.S. Bank for $1,500,000, with no stated maturity; and, Zions Bank for $1,500,000, with no stated maturity. There was $0 outstanding on any of the lines at December 31, 2007 and $3,630,000 outstanding on the KeyBank line at December 31, 2006 (detailed in the Consolidated Statements of Financial Condition as “Federal funds purchased”). The Bank also has a line of credit with Federal Home Loan Bank for $51,473,000 at December 31, 2007, with $42,987,000 available in overnight funds and long-term funds. This line is collateralized by a general pledge of all assets of the Bank. There were $8,485,904 and $6,405,768 of outstanding long-term advances on the Federal Home Loan Bank line at December 31, 2007 and 2006, respectively (see Note 8). There was zero outstanding on overnight funds on the FHLB line at December 31, 2007 and 2006.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2007 and 2006, commitments under standby letters of credit were $1,287,952 and $1,276,927, respectively, and firm loan commitments were $105,499,928 and $99,724,243, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank does not anticipate any material losses as a result of these commitments.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

The components of income tax expense are as follows:

	2007	2006
Current tax expense	$1,433,242	$1,403,584
Deferred tax benefit	(236,399)	(53,192)

INCOME TAX EXPENSE	$1,196,843	$1,350,392

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$899,891	$763,455
Net unrealized loss on securities available for sale	—	97,529
Deferred compensation	177,665	153,361
Stock options	27,957	13,978
Goodwill amortization	31,010	35,642
Net unrealized loss on securities available for sale	97,529	132,042
Nonaccrual loan interest	9,416	3,740
Other	752	4,910

	1,146,691	1,072,615

Deferred tax liabilities:
Fixed asset basis differentials	406,754	434,720
Federal Home Loan Bank stock	95,092	95,092
Deferred loan fees and costs	114,547	148,227
Prepaid expenses	98,679	101,827
Net unrealized gain on securities available for sale	66,685	—

	781,757	779,866

NET DEFERRED TAX ASSET	$364,934	$292,749

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2007	2006
Federal income tax at statutory rate	$1,303,765	$1,404,299
Effect of tax-exempt interest income	(90,346)	(50,248)
Effect of nondeductible interest expense	13,503	8,354
Effect of state income taxes	30,047	35,231
Other	(60,126)	(47,244)

INCOME TAX EXPENSE	$1,196,843	$1,350,392

At December 31, 2007, an income tax receivable of $144,750 and a net deferred tax asset of $364,934 were included in other assets on the consolidated statements of financial condition. At December 31, 2006, an income tax receivable of $271,971 and a net deferred tax asset of $292,749 were included in other assets on the consolidated statements of financial condition; a state income tax payable of $18,511 was included in other liabilities.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007 and at December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. In 2007, the Bank’s policy was to match contributions equal to 50% of the participant’s contribution, not to exceed 3.0% of the participant’s compensation. In 2006, the Bank’s policy was to match contributions equal to 50% of the participant’s contribution, not to exceed 2.5% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $120,753 and $99,492 for the years ended December 31, 2007 and 2005, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $14,533 and $10,489 for the years ended December 31, 2007 and 2006, respectively. Liabilities associated with the plan were $275,736 and $220,283 for December 31, 2007 and 2006, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2007 and 2006, the cash value of these policies was $3,559,843 and $3,432,503, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $38,624 and $37,826 for the years ended December 31, 2007 and 2006, respectively. Liabilities associated with these plans were $231,879 and $217,892 for December 31, 2007 and 2006, respectively.

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

The decision as to whether to award restricted stock grants or options may vary from time-to-time or from employee to employee, at the discretion of the Bank’s Compensation and Insurance Committee; however, it is anticipated that restricted stock will be awarded, primarily, to promote the long-term interests of the Company by retaining key Bank employees and stock options will be awarded, primarily, to attract key Bank employees. The maximum number of stock options and restricted shares that may be awarded under the Plan, as adjusted for stock dividends, is 384,912. At December 31, 2007, 196,453 shares and/or options were available for award to employees.

Restricted stock awards cliff-vest after a three-year period and, therefore, the fair value of these awards will be recognized ratably over a three-year period as compensation expense. Stock options vest over a five-year period and expire at the end of ten-years. The fair value of these awards will be recognized ratably over the vesting period as compensation expense. At December 31, 2007, restricted stock awards of 14,973 shares of common stock and stock options representing 125,988 shares of common stock were outstanding. None of the restricted stock awards outstanding have vested as of December 31, 2007. Options representing 103,845 shares have vested as of December 31, 2007.

Restricted stock-award activity is summarized in the following table:

	Number of shares	Weighted average fair value at date of grant
Outstanding at December 31, 2005	—	$—
Granted	10,658	17.11
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	10,658	$17.11

Granted	5,050	13.34
Forfeited	(567)	17.11
Exercised	(168)	17.11

Outstanding at December 31, 2007	14,973	$15.84

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

	Risk free interest rate	Expected life (years)	Expected volatility	Expected forfeiture rate	Expected dividend yield
Options granted in 2006	4.49%	7.0	25.56%	0.00%	0.88%
Options granted in 2007	4.79%	6.5	23.76%	0.00%	1.33%

Stock option activity is summarized in the following table:

	2007		2006
	Shares actual	Weighted- average exercise price	Shares actual	Weighted- average exercise price
Outstanding options, beginning of year	126,143	$9.48	146,033	$9.23
Granted	11,300	$17.23	3,859	$16.52
Exercised	(9,488)	$8.41	(19,637)	$8.51
Forfeited	(1,967)	$9.44	(4,112)	$11.25

Outstanding options, end of year	125,988	$10.25	126,143	$9.48

Options exercisable at year end	103,845		105,979

Weighted-average fair value of options granted during the year	$5.32		$6.18

Options outstanding at December 31, 2007 were as follows:

	Options outstanding				Exercisable options
	Number outstanding at end of year	Weighted- average remaining contractual life	Weighted- average exercise price	Intrinsic value of stock options *	Number exercisable at end of year	Weighted- average exercise price	Intrinsic value of stock options *
Price ranges
($7.11)	20,966	2.96	$7.11	$125,653	20,966	$7.11	$125,653
($7.12 through $10.83)	64,477	2.88	$9.21	$250,613	64,477	$9.21	$250,613
($10.84 through $17.41)	40,545	7.38	$13.53	$28,361	18,402	$11.56	$28,361

TOTAL	125,988	4.34	$10.25	$404,627	103,845	$9.20	$404,627

*	Note: Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2007 and 2006, cash proceeds of $79,787 and $167,162, respectively, were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation—(Continued)

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock options	Restricted stock	Total awards
2008	$23,407	$79,078	$102,485
2009	12,903	66,104	79,007
2010	6,709	22,456	29,165
2011	2,879	—	2,879
2012	147	—	147

Total	$46,045	$167,638	$213,683

Note 15—Common Stock

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

On April 17, 2007, the Board of Directors announced a 5% stock dividend on all common stock, effective to stockholders of record May 14, 2007, and issued June 15, 2007. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Company recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 14, 2007.

During 2007 and 2006, the Board of Directors voted to issue 4,000 shares and 3,700 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

Note 16—Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. Aggregate loan balances with related parties at December 31, 2007 and 2006, were $1,710,495 and $2,363,141, respectively. During the years ended December 31, 2007 and 2006, total principal additions were $300,105 and $673,262 and total principal payments were $952,751 and $363,608, respectively. Aggregate deposit balances with related parties at December 31, 2007 and 2006, were $2,743,512 and $2,200,330, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $16,479,576 at December 31, 2007. Accordingly, $14,183,060 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007.

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

As of December 31, 2007, the Bank’s capital amounts and ratios fall under the category of “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2007 and 2006, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2007
Total capital (to risk- weighted assets):
Northwest Bancorporation	$35,195,000	11.96%	$23,533,360	≥	8%	NA		NA
Inland Northwest Bank	33,512,000	11.41%	23,494,320	≥	8%	$29,367,900	≥	10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	32,217,000	10.95%	11,766,680	≥	4%	NA		NA
Inland Northwest Bank	30,534,000	10.40%	11,747,160	≥	4%	17,620,740	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	32,217,000	9.46%	13,626,280	≥	4%	NA		NA
Inland Northwest Bank	30,534,000	8.98%	13,603,760	≥	4%	17,004,700	≥	5%

December 31, 2006
Total capital (to risk- weighted assets):
Northwest Bancorporation	$32,496,000	13.95%	$18,633,360	≥	8%	NA		NA
Inland Northwest Bank	29,396,000	12.66%	18,576,240	≥	8%	$23,220,300	≥	10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	29,710,000	12.76%	9,316,680	≥	4%	NA		NA
Inland Northwest Bank	26,610,000	11.46%	9,288,120	≥	4%	13,932,180	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	29,710,000	10.82%	10,980,200	≥	4%	NA		NA
Inland Northwest Bank	26,610,000	9.69%	10,980,200	≥	4%	13,725,250	≥	5%

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Earnings Per Share

Earnings per share and the calculated effect of dilutive securities on earnings per share is as follows:

	Year Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,637,760	2,361,746	$1.12

Effect of Dilutive Securities
Stock options		38,730

Diluted EPS
Income available to common stockholders plus assumed conversions	$2,637,760	2,400,476	$1.10

	Year Ended December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,779,900	2,348,283	$1.18

Effect of Dilutive Securities
Stock options		42,486

Diluted EPS
Income available to common stockholders plus assumed conversions	$2,779,900	2,390,769	$1.16

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments were as follows at December 31:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$9,435,202	$9,435,202	$12,200,298	12,200,298
Federal funds sold	2,836,349	2,836,349	167,895	167,895
Securities available for sale	28,909,889	28,909,889	31,337,393	31,337,393
Securities held to maturity	7,650,440	7,693,355	3,971,864	3,971,944
Federal Home Loan Bank stock	645,900	645,900	645,900	645,900
Loans and loans held for sale, net	276,939,932	278,230,091	216,696,725	215,643,179
Bank owned life insurance	3,559,843	3,559,843	3,432,503	3,432,503
Financial Liabilities:
Federal funds purchased	—	—	3,630,000	3,630,000
Borrowed funds	14,240,308	14,090,799	12,160,171	12,148,494
Deposits	272,539,440	270,987,245	210,932,995	210,810,717
Securities sold under agreements to repurchase	26,760,049	26,760,049	25,783,940	25,783,940

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

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2007 and 2006, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Parent Company-Only Financial Information

The following Northwest Bancorporation, Inc. parent company-only financial information should be read in conjunction with the other notes to consolidated financial statements. The accounting policies for the parent company-only financial statements are the same as those used in the presentation of the consolidated financial statements other than the parent company-only financial statements account for the parent company’s investments in its subsidiaries under the equity method.

Condensed Statements of Condition:

($ in thousands)	December 31,
	2007	2006
ASSETS
Cash	$1,275	$2,541
Investment in trust equities	155	155
Investment in subsidiaries	30,663	26,420
Deferred tax asset	31	36
Other equity securities	250	250
Other assets	127	273

TOTAL ASSETS	$32,501	$29,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Stockholders’ equity	27,346	24,520

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,501	$29,675

Condensed Statements of Income:

($ in thousands)	Year ended December 31,
	2007	2006
Interest Income:
Interest bearing deposits	$50	$114
Other Income (Expense):
Equity in undistributed income of subsidiaries	2,923	2,954
Interest on other borrowed funds	(311)	(313)
Other expenses	(171)	(69)

	2,491	2,686

Net income before income taxes	2,541	2,800
Income tax benefit	(147)	(94)

NET INCOME	$2,638	$2,780

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Parent Company-Only Financial Information—(Continued)

Condensed Statements of Cash Flows:

($ in thousands)	Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,638	$2,780
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(2,923)	(2,954)
Amortization	1	2
Decrease in deferred taxes	5	5
Equity-based compensation expense	171	166
Excess tax benefits from equity awards	(28)	(56)
(Increase) decrease in other assets	172	(186)
Net cash used by operating activities	36	(243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(1,000)	(2,100)

Net cash used by investing activities	(1,000)	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	80	167
Repurchase of common stock	(3)	(3)
Excess tax benefit, equity-based compensation	28	56
Payment of cash dividends and fractional shares	(407)	(342)

Net cash used by financing activities	(302)	(122)

NET CHANGE IN CASH	(1,266)	(2,465)
Cash, beginning of year	2,541	5,006

Cash, end of year	$1,275	$2,541

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$311	$313

Taxes paid	$1,208	$1,479

Note 22—Subsequent Event

On February 13, 2008, the Company paid $1.3 million in cash to purchase land in Airway Heights, Washington. The Company’s intent is to build a free-standing branch facility to replace its in-store branch in Airway Heights. The Company plans to sell or lease excess land not needed for the facility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years, there has been no resignation (or declination to stand for re-election) or dismissal of the principal independent registered public accountant of the Company or the Bank.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of December 31, 2007, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

Management of the Company, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9A(T).	Controls and Procedures

Information regarding internal control over financial reporting has been set forth in Item 9A. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons.

Directors

The Board of Directors of the Company currently consists of thirteen members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one third of the Board would be in its second year of service and another one third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

Dwight B. Aden, Jr.—Mr. Aden is 65 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington.

Katie Brodie—Ms. Brodie is 61 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. Brodie worked as property manager for Idaho Forest Industries, served as County Commissioner of Kootenai County, Idaho from 2004 to 2006 and is currently executive director of Concerned Business of North Idaho.

Jimmie T.G. Coulson—Mr. Coulson is 74 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Coulson’s current term as director will expire at the annual meeting of shareholders to be held in 2008. During the past five years, Mr. Coulson has been the President and Chief Executive Officer of The Coeur d’Alenes Company, a steel service center and fabrication facility located in Spokane, Washington.

Harlan D. Douglass—Mr. Douglass is 70 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2008. Mr. Douglass’s primary business activities consist of the management of a diversified real estate business, including multifamily and commercial projects.

Freeman B. Duncan—Mr. Duncan is 61 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 70 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2008. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 59 and has been a director of the Bank and the Company since May 16, 2000 and has served as the President and Chief Executive Officer of the Bank and the Company since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2009. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

Clark H. Gemmill—Mr. Gemmill is 64. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, he has been a Vice President with UBS Financial Services, Inc., a financial investment firm with a branch office in Spokane, Washington.

Bryan S. Norby—Mr. Norby is 50. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. Mr. Norby is a certified public accountant and during the past five years has been President, after previously serving as Treasurer and Financial Analyst, for a Boise, Idaho based business enterprise.

Richard H. Peterson—Mr. Peterson is 73 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington.

Frederick M. Schunter—Mr. Schunter is 71; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. From June 10, 2002 through December 31, 2005, when he retired, Mr. Schunter served as the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities.

William E. Shelby—Mr. Shelby is 69 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

Jennifer West—Ms. West is 43 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. West has worked as General Manager of the Spokane office of Hill & Knowlton, an international company specializing in public relations and public affairs. In December 2006, she was named Chief Operating Officer of the three Northwest offices of Rocky Hill & Knowlton.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin—Ms. Austin is 37 and is an officer of the Bank and Secretary/Treasurer of the Company. She is a certified public accountant and has been employed by the Bank since June 1997. Prior to that time, between 1992 and 1997, Ms. Austin worked for a public accounting firm with offices in Spokane. She currently is Senior Vice President and Cashier of the Bank.

Christopher C. Jurey—Mr. Jurey is 58 and has been an officer of the Bank since 1991. He currently is Executive Vice President of the Bank and Chief Financial Officer of the Bank and the Company.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees of the Bank

Scott W. Southwick—Mr. Southwick is 57 and has been an officer of the Bank since 2007. Prior to that, he served, for four years, as Chief Credit Officer at a community based financial institution and, until its sale, as Credit Administrator for another community based financial institution; both of his prior employers were based in Washington State. He currently is an Executive President and Chief Credit Offer.

Douglas J. Beaudoin—Mr. Beaudoin is 56 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and manager of the Bank’s mortgage department.

Elizabeth A. Herndon—Ms. Herndon is 53 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 52 and has been an officer of the bank since 2001. He currently is a Senior Vice President and North Idaho Division Manager.

Mark V. Dresback—Mr. Dresback is 48 and has been an officer of the Bank since 2001. He currently is a Senior Vice President and Commercial Team Leader.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the caption “Remuneration of Directors and Officers” in the 2008 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2008 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the caption “Certain Relationships and Related Transactions and Director Independence” in the 2008 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed to the Company by Moss Adams LLP, the registered public accounting firm providing accounting services for the Company for the fiscal years 2006 and 2007; the fees are stated separately for Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees.

Type of fee:	2006	2007	Description
Audit fees:	$51,700	$62,600	2006 and 2007: Services in connection with the audit of our annual financial statements and the review of our financial statements included in our reports on Forms 10-QSB and 10-KSB.
Audit related fees:	0	0	2006 and 2007: None.
Tax fees:	4,200	4,400	2006 and 2007: Services in connection with the preparation of Federal and State of Idaho income tax returns.
All other fees	684	578	2006 and 2007: General consulting and out of pocket expenses.
	$56,584	$67,578

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	All financial statements are included in Item 8 of this report.

(a)(2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)	Exhibits. A list of the Company’s exhibits are as follows:

Exhibit Index

Exhibit No.	Description
3.1.1	Articles of Incorporation(d)
3.1.2	Amendment to Articles of Incorporation(d)
3.1.3	Amendment to Articles of Incorporation(d)
3.2	Bylaws(d)
4	See Exhibit Nos. 3.1.1 through 3.2 above(d)
10.1.1	Lease Agreement Dated 08/01/89 and Amendment dated 07/13/95 - The Paulsen Center (Main Branch)(a)
10.1.2	Lease—15111 East Sprague Avenue (Valley Branch)(a)
10.1.3	Lease—12825-14th Avenue (Airway Heights Branch)(a)
10.1.4	Lease—East 210 North Foothills Drive (North Foothills Drive Branch)(a)
10.1.5	Lease—805 East Polston Ave., Post Falls, Idaho (Post Falls Branch)(a)
10.1.6	Ground Lease dated 09/24/96(a) and Amendment dated August 12, 1997 for South Hill Branch(d)
10.1.7	Lease—3321 W. Indian Trail Road (Indian Trail Branch)(a)
10.1.9	Lease—622 Sherman Avenue, Coeur d’Alene, Idaho (Sherman Avenue Branch)(d)
10.1.10	Ground Lease Agreement (with Purchase Option)—101 & 107 East Ermina (Ruby and Ermina), Spokane, Washington (proposed Ruby Branch)(l)
10.1.11	Lease—518 W. Francis Avenue (future branch site)(o)
10.2.1	F.M. Schunter Employment Agreement dated 01/01/94(a)
10.2.2	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter(a)
10.2.21	F.M. Schunter Retirement Agreement, Covenant Not to Compete and Release 6/29/01(g)
10.2.3	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e)
10.2.31	Non-Qualified Stock Option Plan(a), as amended December 21, 1999(e) and April 16, 2002(i)
10.2.32	Inland Northwest Bank 2006 Share Incentive Plan(n)
10.2.4	Christopher C. Jurey Employment Agreement dated 01/01/94(a)
10.2.41	Christopher C. Jurey Employment Agreement dated 01/08/03(j)
10.2.6	Randall L. Fewel Employment Agreement dated 03/14/94(a)
10.2.61	Randall L. Fewel Employment Agreement dated 01/01/02(h)
10.2.7	Ronald M. Bower Employment Agreement dated 01/17/2000(f)
10.2.71	Ronald M. Bower Employment Agreement dated 01/08/2003(j)
10.2.8	Holly A. Austin Employment Agreement dated 01/01/2001(f)
10.2.81	Holly A. Austin Employment Agreement dated 01/08/2003(j)
10.2.9	Scott W. Southwick Employment Agreement dated 06/11/2007(p)
14	Code of Ethics(k)
14.1	Code of Ethics as revised 02/21/2006(m)
23.1	Consent of Accountant(b)
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934(b)
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350(b)
32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350(b)

a)	Previously filed (in paper format) as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
b)	Only Exhibits being filed (in electronic format) with this Form 10-K.
c)	Exhibit numbers determined by reference to Regulation S-T Exhibit numbering requirements, rather than Exhibit numbering requirements of Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB. Included Exhibits respond to Exhibits required under Part III of Form 10-SB and/or Part III of Form 1-A as cross-referred to in Part III of Form 10-SB, specifically those documents required to be filed as Exhibit nos. 2, 3, 5, 6 and 7 in Part III of Form 1-A.

d)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-SB (Registration No. 0-24151) on April 30, 1998, and incorporated herein by reference.
e)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2000, and incorporated herein by reference.
f)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 30, 2001, and incorporated herein by reference.
g)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 29, 2002, and incorporated herein by reference.
h)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on May 14, 2002, and incorporated herein by reference.
i)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 12, 2002, and incorporated herein by reference.
j)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 28, 2003, and incorporated herein by reference.
k)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2004, and incorporated herein by reference.
l)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 24, 2005 and incorporated herein by reference.
m)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-KSB on March 27, 2006 and incorporated herein by reference.
n)	Previously filed in electronic format as Appendix B to the Company’s Form DEF 14a on April 11, 2006 and incorporated herein by reference.
o)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-QSB on August 4, 2006 and incorporated herein by reference.
p)	Previously filed in electronic format as an Exhibit to the Company’s Form 10-Q on August 10, 2007 and incorporated herein by reference.

Signatures

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: March 18, 2008

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ CHRISTOPHER C. JUREY
Christopher C. Jurey, Chief Financial Officer

Date: March 18, 2008

Dated: March 18, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 18, 2008

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 18, 2008

/s/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 18, 2008

/s/ KATIE BRODIE Katie Brodie	Director	March 18, 2008

/s/ JIMMIE T.G. COULSON Jimmie T.G. Coulson	Director	March 18, 2008

Harlan D. Douglass	Director	March 18, 2008

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 18, 2008

/s/ DONALD A. ELLINGSEN, M.D. Donald A. Ellingsen, M.D.	Director	March 18, 2008

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 18, 2008

Bryan S. Norby	Director	March 18, 2008

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 18, 2008

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 18, 2008

/s/ JENNIFER WEST Jennifer West	Director	March 18, 2008