Form 10-Q
period 2008-03-31
NORTHWEST BANCORPORATION INC
filed 2008-05-12
CIK 893467

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

421 West Riverside, Spokane, WA 99201-0403

(Address of principal executive offices)

(509) 456-8888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant has a single class of common stock, of which there were 2,361,746 shares issued and outstanding as of March 31, 2008.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	March 31 2008	December 31 2007
Assets
Cash and due from banks	$8,818	$8,155
Federal funds sold/interest bearing balances at other financial institutions	1,179	4,116
Securities held-to-maturity (fair value, $7,942 and $7,693, respectively)	7,757	7,650
Securities available-for-sale (amortized cost, $21,214 and $28,714, respectively)	21,531	28,910
Federal Home Loan Bank stock, at cost	646	646
Loans, net of allowance for loan losses of $2,879 in 2008 and $2,711 in 2007	291,215	274,713
Loans held for sale	455	2,226
Accrued interest receivable	1,672	1,519
Foreclosed real estate and other repossessed assets	219	6
Premises and equipment, net	12,086	10,134
Bank owned life insurance	3,592	3,560
Other assets	2,502	2,081

TOTAL ASSETS	$351,672	$343,716

Liabilities
Noninterest bearing demand deposits	$47,302	$45,623
Money Market accounts	33,066	32,308
NOW accounts	16,165	14,533
Savings accounts	25,760	16,602
Time Certificates of Deposit, $100,000 and over	67,402	67,020
Time Certificates of Deposit, under $100,000	99,718	96,454

TOTAL DEPOSITS	289,413	272,540
Securities sold under agreement to repurchase	16,814	26,760
Federal Funds Purchased	1,000	0
Borrowed funds	8,380	8,486
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	878	1,170
Other liabilities	1,541	1,660

TOTAL OTHER LIABILITIES	34,367	43,830

TOTAL DEPOSITS & OTHER LIABILITIES	323,780	316,370

Stockholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,361,746 on March 31, 2008 and 2,361,746 on December 31, 2007	23,065	23,039
Retained earnings	4,618	4,178
Accumulated other comprehensive income, net of tax effect of ($108) for 2008 and ($66) for 2007	209	129

TOTAL STOCKHOLDERS’ EQUITY	27,892	27,346

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,672	$343,716

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three-months, year-to-date, ended March 31
	2008	2007
Interest Income
Interest and fees on loans	$5,376	$4,407
Interest on securities	379	408
Interest on federal funds sold	75	113

TOTAL INTEREST INCOME	5,830	4,928
Interest Expense
Interest on deposits	2,324	1,656
Interest on securities sold under agreement to repurchase	99	261
Interest on borrowed funds	197	153

TOTAL INTEREST EXPENSE	2,620	2,070
NET INTEREST INCOME	3,210	2,858
Provision for loan losses	150	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,060	2,768
Noninterest Income
Fees and service charges	237	208
Net gain from sale of loans	134	135
Other noninterest income	190	165

TOTAL NONINTEREST INCOME	561	508
Noninterest Expense
Salaries and employee benefits	1,705	1,433
Occupancy, premises & equipment expense	291	251
Depreciation and amortization expense	173	140
Other operating expense	784	701

TOTAL NONINTEREST EXPENSE	2,953	2,525
INCOME BEFORE PROVISION FOR INCOME TAX EXPENSE	668	751
Provision for income tax expense	228	256

NET INCOME	$440	$495

	2008	2007
Weighted average shares outstanding	2,361,746	2,348,283
Basic earnings per share	$0.19	$0.21

Weighted average shares outstanding	2,361,746	2,348,283
Effect of dilutive securities	29,871	39,557

Weighted average shares outstanding, adjusted for dilutive securities	2,391,617	2,387,840
Earnings per share assuming full dilution	$0.18	$0.21

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of March 31, 2008

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income
Balance, December 31, 2006	$24,521	$20,821	$3,889	($189)
Net income 2007	2,638		2,638		$2,638
Stock repurchased	(3)	(3)
Stock options exercised	80	80
Stock issued due to stock grants	3	3
Stock issued to directors	73	73
Equity based compensation	98	98
Tax benefits of exercised options	25	25
5% stock dividend	0	1,942	(1,942)
Fractional shares paid in cash	(4)		(4)
Cash dividend ($0.18 per share)	(403)		(403)
Change in unrealized losses on available for sale securities, net of taxes	318			318	318

Comprehensive income					2,956

Balance December 31, 2007	27,346	23,039	4,178	129
Net income, 2008, year-to-date	440		440		440
Equity-based compensation	26	26
Change in unrealized gain on available for sale securities, net of taxes	80			80	80

Comprehensive income					$520

Balance, March 31, 2008	$27,892	$23,065	$4,618	$209

Disclosure of 2008 reclassification amount:
Unrealized holding gain on available for sale securities	$121
Reclassification adjustment for gains realized in income	0

Net unrealized gain	121
Tax effect	41

Net of tax amount	$80

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

	Three-months, year-to-date, ended March 31
	2008	2007
Net income	$440	$495
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	150	90
Depreciation and amortization	173	140
Net decrease in loans held for sale	1,771	60
Net increase in bank owned life insurance	(32)	(31)
Change in assets and liabilities:
Accrued interest receivable	(153)	(34)
Other assets	(462)	(992)
Interest payable	(292)	(48)
Other liabilities	(119)	173
Equity-based compensation expense	26	22

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,502	(125)
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/interest bearing balances at other financial institutions	2,937	(16,917)
Net (increase)/decrease in investment securities	7,393	(794)
Net increase in loans	(16,652)	(3,477)
Purchase of premises and equipment net of gain or loss on asset disposal	(2,125)	(212)
Foreclosed real estate activity (net)	(213)	0

NET CASH USED BY INVESTING ACTIVITIES	(8,660)	(21,400)
Cash flows from financing activities:
Net increase in deposits	16,873	24,609
Net decrease in securities sold under agreement to repurchase	(9,946)	(1,273)
Net increase/(decrease) in federal funds purchased	1,000	(3,630)
Repayment of borrowed funds	(106)	(2,604)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,821	17,102
Net increase/(decrease) in cash and cash equivalents:	663	(4,423)
Cash and due from banks, beginning of year	8,155	12,132

CASH AND DUE FROM BANKS, END OF QUARTER	$8,818	$7,709
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$2,912	$2,118

Income taxes	$0	$19

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$80	$60

Transfer from loans to foreclosed real estate	$219	$0

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month, year-to-date periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

Restricted stock-award activity in 2007 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. There have been no restricted stock-award grants in 2008. Likewise, no shares have been issued in 2008 in connection with previously granted restricted stock-awards. The number of restricted stock-awards outstanding as of March 31, 2008 is as follows:

	Number of shares	Weighted average fair value at date of grant
Outstanding at December 31, 2006	10,658	$17.11
Granted	5,050	13.34
Forfeited	(567)	17.11
Exercised	(168)	17.11

Outstanding at December 31, 2007	14,973	$15.84

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at March 31, 2008	14,973	$15.84

Stock options outstanding at the end of last year are also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be awarded during the process of recruiting new employees to the Bank.

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model uses a number of assumptions, including: a risk-free discount rate of interest, which is based on the U.S. Treasury yield curve in effect at the time of grant; the expected life of options granted, which represents the period of time that options granted are expected to be outstanding; expected volatilities, based on the historical volatility of the Company’s stock price; a historical forfeiture rate, which has been nominal; and, expected dividend yield, which reflects the Company’s expected future dividend rate. The assumptions used in calculating the fair value of options granted in 2006 and 2007 are detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. No stock options have been awarded during 2008.

The number of stock options outstanding and exercisable as of March 31, 2008 is as follows:

	Shares actual	Weighted- average exercise price
Outstanding options, December 31, 2007	125,988	$10.25
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding options, March 31, 2008	125,988	$10.25

Options exercisable, March 31, 2008	108,770

Weighted-average fair value of options granted during the year	n/a

The method of accounting for stock-based compensation expense is also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. The expense related to the grant of stock options is recognized over the vesting period of the stock options in accordance with results obtained using the Black-Scholes option pricing model. The Black-Scholes option pricing model provides for a greater recognition of expense in the early years of the vesting period, with decreasing amounts to be recognized in subsequent years.

NOTE 3. Securities

Most of the securities are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of stockholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity. There were no securities sold in the three-month, year-to-date periods ending March 31, 2008 and 2007; consequently, there were no gains or losses included in non-interest income. Carrying amounts and fair values at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31		December 31
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$13,976	$14,206	$23,466	$23,636
US Treasury securities	2,992	2,991	2,964	2,970
Mortgage backed securities	3,746	3,841	1,784	1,821
Corporate Bonds	500	493	500	483

TOTAL	$21,214	$21,531	$28,714	$28,910

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	7,757	7,942	7,650	7,693

TOTAL	$7,757	$7,942	$7,650	$7,693

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those AFS marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of ($250 thousand) investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of ($155 thousand) equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, ($190 thousand) investment in the common stock of Pacific Coast Bankers Bank and ($50 thousand) investment in an economic development company, each of these investments is reported at cost.

NOTE 4. Loans

Loan detail by category is as follows (dollars in thousands):

	March 31 2008	December 31 2007
1-4 family and multi-family real estate loans	$27,320	$26,155
Commercial real estate, term loans	113,231	111,277
Commercial, construction loans	63,356	54,564
Commercial loans, non-real estate	61,766	58,624
Consumer loans	29,093	27,448

TOTAL LOANS	$294,766	$278,068

Allowance for loan losses	(2,879)	(2,711)
Net deferred loan fees	(672)	(644)

NET LOANS	$291,215	$274,713

NOTE 5. Allowance for Loan Losses

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

	Three-months YTD ended
	3/31/2008	3/31/2007
Balance, beginning of period	$2,711	$2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	267	199

Balance, beginning of period, including OBS reserve	2,978	2,785
Provision for loan losses	150	90
Loan Charge-offs	(42)	0
Loan Recoveries	4	3

Balance, end of period, prior to adjustment for off-balance sheet items	3,090	2,878
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(211)	(248)

Balance, end of period	$2,879	$2,630

NOTE 6. Borrowed Funds

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) and operating lines of credit with several other financial institutions. The FHLB line provides the Bank access to long-term funding, with repayment terms as long as thirty years, as well as short-term funding to meet current liquidity needs. The operating lines with other financial institutions are available for short-term funding, to meet current liquidity needs.

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

						Outstanding as of:
	Line amount (1)	Maturity		Collateral	Purpose	3/31/2008	12/31/2007
	($ in thousands)					($ in thousands)
Federal Home Loan Bank of Seattle (2)	$52,750	Annual	(3)	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$8,380	$8,486
KeyBank of Washington (5)	$10,000	7/1/2008		Unsecured	Short-term line of credit	—	—
	$100	7/1/2008		Unsecured	Supports foreign currency transactions	—	—
	$100	7/1/2008		Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (6)	$10,000	6/30/2008		Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	7/31/2008		Unsecured	Short-term line of credit	—	—
Zions Bank (5)	$1,500	No stated maturity		Unsecured	Short-term line of credit	—	—

					Total borrowed funds	$8,380	$8,486

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2)

Access to the FHLB line is conditioned to stock ownership; additional stock purchase may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). The balances outstanding for the reporting dates are predominately intermediate-term, with just over $1.1 million maturing after 2010.

(3)	The FHLB reviews its commitment annually and notifies the Bank that the arrangement will continue, but does not state an exact maturity date.

(4)

The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets. The Bank may be unable to access the full amount of its FHLB line if the amount of qualifying real estate loans available to pledge in support of advances against the line is inadequate; at March 31, 2008, the amount of qualifying collateral pledged to the FHLB limited total advances to approximately $43.7 million.

(5)	Federal funds purchased lines of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days.

(6)	Federal funds purchased line of credit to cover short-term liquidity needs. Typically expected to be re-paid within a few days. May be extended to as much as thirty days.

NOTE 7. Capital Lease Liability

The capital lease liability outstanding on March 31, 2008 and December 31, 2007 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s Form 10-KSB filing on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 8. Material Contract

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

NOTE 9. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures aggregating $5.155 million to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of trust preferred securities at March 31, 2008 and December 31, 2007 (dollars in thousands):

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 10. Common Stock

On April 17, 2007, the Board of Directors declared a five-percent stock dividend which was paid on June 15, 2007 to shareholders of record as of May 14, 2007. Shares, stock options and stock awards reported as outstanding, as well as earnings per share, the number of weighted average shares outstanding and the effect of dilutive securities for the three-month, year-to-date period ending March 31, 2007, have been adjusted to reflect the stock dividend.

On April 17, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend which was paid on June 15, 2007 to shareholders of record as of May 11, 2007. On April 15, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend which will be paid on June 13, 2008 to shareholders of record as of May 9, 2008.

Note 11. Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 -	Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value at March 31, 2008:

		Fair Value Measurements Using
Description of Financial Instrument	Fair Value (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured at Fair Value on a Recurring Basis
Securities available-for-sale	$21,531	$2,991	$18,540	$—
Foreclosed real estate and other repossessed assets	$219	$—	$219	$—
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$2,942	$—	$2,942	$—

U.S. Treasury securities included in securities available-for-sale trade in a very active market of identical instruments; their valuation is included under Level 1. The remainder of the securities available-for-sale at March 31, 2008 (primarily obligations of U.S. Agencies and mortgage-backed securities) trade in active markets, however, there may or may not be daily trades in each of the individual securities or valuation may be based on instruments that are not exactly identical to those owned by the Bank; consequently, their valuation is included under Level 2. Temporary changes in the valuation of securities available-for-sale do not affect current income; instead, unrealized gains or losses on available-for-sale securities are reported as a net amount in accumulated comprehensive income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. No such write-downs have occurred.

Foreclosed real estate and other repossessed assets are carried on the Bank’s books at estimated net sales value; valuation is obtained from a current appraisal, less the cost of preparing the asset for sale and less any selling or other costs that will be incurred. When an asset is transferred from loans to foreclosed real estate and other repossessed assets it is written-down to its net sales value, if necessary, by a charge to the allowance for loan losses; there will not be a direct effect on income at the time of the transfer, unless the write-down causes the Bank to increase its provision to the allowance for loan losses. If subsequent periodic valuations of the asset indicate a decline in value, the Bank will write the asset down to its newly determined net sales value, no such write-downs have occurred.

Impaired loans are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. In determining the amount of each loan at risk, the Bank reviews real property appraisals, equipment valuations, accounts receivable and payable listings and other financial information. The amount of impaired loans at risk of non-collection at March 31, 2008 was $549 thousand and is included as a part of the allowance for loan losses under the category “Specifically Identified Potential Loss.” The Bank expensed $150 thousand to the allowance for loan losses in the first-quarter 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the three-month, year-to-date period ended March 31, 2008 (first-quarter 2008). When warranted, comparisons are made to the same three-month period in 2007 (first-quarter 2007) and/or to the immediately preceding three-month period (fourth-quarter 2007). The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed on Form 10-K.

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Three months ended
($ in thousands except per share data)	3/31/2008	3/31/2007	Variance	% change
Interest income	$5,830	$4,928	$902	18.3%
Interest expense	2,620	2,070	550	26.6%

Net interest income	3,210	2,858	352	12.3%
Provision for loan loss	150	90	60	66.7%

Net interest income after provision for loan loss	3,060	2,768	292	10.5%
Noninterest income	561	508	53	10.4%
Noninterest expense	2,953	2,525	428	17.0%

Income before provision for income tax expense	668	751	(83)	(-11.1%)
Provison for income tax expense	228	256	(28)	(-10.9%)

Net income	$440	$495	$(55)	(-11.1%)
Basic earnings per common share	$0.19	$0.21	$(0.02)	(-11.3%)
Diluted earnings per common share	$0.18	$0.21	$(0.03)	(-12.4%)
Year-to-date financial ratios, annualized
Return on average assets	0.50%	0.69%
Return on average equity	6.35%	7.91%
Net interest income to average earning assets	3.92%	4.26%
Efficiency ratio	78.3%	75.0%
Noninterest income to average assets	0.64%	0.70%
Noninterest expense to average assets	3.37%	3.50%
Ending stockholders’ equity to average assets	7.96%	8.69%
Nonperforming loans to gross loans	0.22%	0.26%
Allowance for loan losses to gross loans	0.98%	1.18%

The Company earned $440 thousand in the three-months, year-to-date 2008, a decrease of 11% when compared to net income of $495 thousand for the same period last year. The reduction in three-month, year-to-date income results from increases in non-interest expense, detailed below, that were greater than increases in net interest income and non-interest income.

Loans and deposits at March 31, 2008 showed growth rates of 33% and 23%, respectively, over March 31, 2007. Total assets grew 19%, year-over-year.

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

The March 31, 2008 first-quarter net interest margin as a percentage of average earning assets was 3.92%, a decrease of 0.34% from the 4.26% net interest margin reported for the comparable period ended March 31, 2007. This reduction in net interest margin is the result of Bank assets re-pricing more quickly than Bank liabilities in a declining interest rate environment. In September 2007, the Federal Reserve initiated a series of interest rate cuts that reduced the Wall Street Journal Prime Rate (WSJ Prime Rate) from 7.75% to 5.25% by March 2008. About $120 million of the loans in the Bank’s loan portfolio are tied to WSJ Prime Rate and re-price immediately when the WSJ Prime Rate changes. The Bank’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of re-pricing deposits and other liabilities when compared to re-pricing loans. Bank management has chosen, in most cases, to not place interest rate “floors” or “ceilings” on adjustable rate loans; consequently, net interest margin will, initially, decline in a declining rate environment and improve in a rising rate environment. The effect on net interest margin is the greatest immediately after a rate change. Over time, as deposits and borrowed funds, particularly certificates of deposit, mature and are re-priced or replaced, net interest margin will recover. Also affecting the net interest margin, deposit rates in the Bank’s local market have been slow to drop, as some financial institutions in the market have had to attract and/or retain deposits to meet liquidity needs and the Bank was more reliant upon certificates of deposits to fund loans than was the case in 2007. Offsetting the reduction in net interest margin were significantly higher loan balances, which contributed to an increase in net interest income.

Table I presents condensed balance sheet information for the Company, together with interest income and yields on three-month, year-to-date average interest-earning assets, and interest expense and rates on average interest-bearing liabilities for the three-month, year-to-date periods ended March 31, 2008 compared to March 31, 2007. Variances between the first-quarter 2008 and prior periods are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Three-months, year-to-date, ended March 31, 2008 and 2007

(Dollars in Thousands)

Unaudited

	2008 Average balance	2008 Interest income / expense	2008 Average yield earned / rate paid	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$285,187	$5,376	7.54%	$220,609	$4,407	7.99%
Taxable investments	24,520	302	4.93%	31,770	374	4.71%
Nontaxable investments [2]	7,243	75	4.14%	3,868	33	3.41%
FHLB stock	646	2	1.24%	646	1	0.62%
Federal funds sold & interest-bearing deposits with banks	9,593	75	3.13%	11,415	113	3.96%

Total interest earning assets	327,189	5,830	7.13%	268,308	4,928	7.35%
Less reserve for possible loan losses	(2,788)			(2,630)
Cash and due from banks	7,702			9,039
Other non-earning assets	18,301			14,002

Total assets	350,404			288,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW accounts	14,690	31	0.84%	14,803	35	0.95%
Money market accounts	32,350	151	1.87%	39,505	242	2.45%
Savings accounts	20,589	105	2.04%	10,229	16	0.63%
Other time deposits	170,954	2,038	4.77%	114,345	1,363	4.77%

Total interest-bearing deposits	238,583	2,325	3.90%	178,882	1,656	3.70%
Securities sold under repurchase agreements	21,253	99	1.86%	23,695	261	4.41%
Borrowed funds	9,032	119	5.27%	5,269	76	5.77%
Junior subordinated note [6]	5,155	78	6.05%	5,155	77	5.97%

Total borrowed funds	35,440	296	3.34%	34,119	414	4.85%

Total interest-bearing liabilities	274,023	2,621	3.83%	213,001	2,070	3.89%
Demand deposits	46,064			49,052
Other liabilities	2,584			1,638
Stockholders’ equity	27,733			25,028

Total liabilities and stockholders’ equity	$350,404			$288,719

Net interest income	$3,209			$2,858
Net interest spread	3.30%			3.46%
Net interest income to average earning assets	3.92%			4.26%

COMMENTS

1.	There were no out-of-period adjustments.

2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3.	Bank was not involved in any foreign activities.

4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5.	Loan fee income in the amount of $172 thousand and $138 thousand is included in loan interest income for 2008 and 2007, respectively.

6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Comparing 2008 to 2007, Table I shows a deterioration in three-month, year-to-date net interest spread, a reduction of 0.16%, that resulted from a 0.22% decrease in interest earned and a 0.06% decrease in interest paid.

Market rates of interest during the three-months, year-to-date 2008, as measured by the Prime Rate, were 2.03% lower than for the three-months, year-to-date 2007. The average rate that the Bank earned on loans decreased by 0.45%, while the average rate that the Bank earned on investments, including Federal Funds Sold, decreased by 0.05%. On the funding side, the average cost of interest bearing deposits increased by 0.20%; this is the result of an increased reliance upon certificates of deposits to fund loans and other investments. The average rate paid on certificates of deposit was unchanged, at 4.77% in both 2008 and 2007; however, certificates of deposit funded 49% of the balance sheet in 2008, compared to only 40% in 2007. While the average cost of Money Market and NOW accounts declined in 2008 (0.58% and 0.15%, respectively) the average cost of savings accounts increased by 1.41%. The introduction of a high-yield savings account was responsible for the increase in the average rate paid on savings and for the movement of funds from Money Market accounts to savings accounts. The Bank introduced the high-yield savings account to compete with premium Money Market accounts being offered by its competitors. The rate of interest paid on Securities Sold Under Agreement to Repurchase is tied to rates available on U.S. Treasury Bills; as a result, the reduction in the average rate of interest paid on Securities Sold Under Agreement to Repurchase is highly reflective of the reduction in market rates overall. Pricing on borrowed funds, primarily from the FHLB, declined significantly year-over-year; however, most of the Bank’s borrowed funds are fixed rate and fixed maturity; consequently, the Bank only benefited by 0.50% when comparing the cost of borrowed funds in the first-quarter of 2008 when compared to the same quarter in 2007. To some extent, lower loan rates have been offset by higher fees. Loan fee income for the three-months, year-to-date 2008 is $34 thousand higher than for the same period in 2007.

The average balance sheets for the three-month periods ending March 31, 2008 and 2007 are reflective of the movement of assets from investment securities to loans and of deposits to higher yielding accounts. On the asset side, loans increased from 76% of average assets to 81%, and investment securities, including federal funds sold, dropped from 17% to 12%. Average non-earning assets for each year remained constant, at 7%. On the liability side of the balance sheet we see more movement. When compared to average assets, non-interest bearing demand deposits dropped from 17% to 13%. NOW accounts, which are modestly priced when compared to other interest bearing deposits, dropped from 5% to 4%. Savings accounts grew from 4% to 6%, with the growth in savings centered in a high-yield savings product that competes with premium money market accounts offered at other financial institutions. Money market account balances decreased from 14% to 9%, with some of that reduction attributable to the movement of funds to the high-yield savings product, which pays higher rates of interest at certain balance levels than does the money market product. Larger depositors moved funds out of “Securities Sold under Agreement to Repurchase” accounts; interest rates on those accounts are tied to U.S. Treasury-Bill yields, which declined throughout the year. As rates dropped, customers moved funds into higher yielding accounts, reducing Repurchase balances from 8% to 6% of the average balance sheet. As previously noted, the biggest change in liabilities was in CDs, which now fund 49% of the balance sheet, up from 40% one year ago.

The following table sets forth a summary of changes in net interest income due to changes in three-month, year-to-date average asset and liability balances (volume) and changes in average rates (rate) for the three-month, year-to-date periods ended March 31, 2008 and 2007 (dollars in thousands).

Table II

Change in net interest income	2008	2007	Variance	Change in income due to change in volume	Change in rate	Change in income 2008 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$285,187	$220,609	$64,578	1,200	-0.45%	(230)	970
Securities	32,409	36,284	(3,875)	(47)	0.18%	17	(30)
Fed funds sold/interest bearing balances	9,593	11,415	(1,822)	(16)	-0.83%	(22)	(38)

Net change in total earning assets			58,881

Net change in income on total earning assets							902

LIABILITIES
NOW accounts	14,690	14,803	(113)	0	-0.10%	(4)	(4)
Money Market accounts	32,350	39,505	(7,155)	(40)	-0.58%	(52)	(92)
Savings accounts	20,589	10,229	10,360	27	1.41%	61	88
Time deposits	170,954	114,345	56,609	676	0.00%	0	676
Securities sold under agreement to repurchase	21,253	23,695	(2,442)	(25)	-2.54%	(137)	(162)
Borrowed funds	9,032	5,269	3,763	49	-0.50%	(6)	43
Junior Subordinated Debentures	5,155	5,155	0	0	0.08%	1	1

Net change, total interest bearing deposits			$61,022

Net change in expense on total interest bearing deposits							550

Net increase in net interest income							$352

Three-months, year-to-date, through March 31, 2008, net interest income before the provision for loan losses increased by $352 thousand over the previous year as interest income increased $902 thousand and interest expense increased $550 thousand. In reviewing Table II, all of the increase in interest income is due to increased balances in earning assets; in fact, if rates had remained unchanged interest income would have increased by about $1,137 thousand. Rates, however, did not remain unchanged; a decrease in rates earned reduced interest income by $235 thousand to the net amount of $902 thousand. Looking at liabilities, higher balances in liability accounts (increased volume) prompted the payment of an additional $687 thousand in interest expense, offset by a reduction in the average rate of interest paid, which benefited the Bank by $137 thousand.

The net interest margin as a percentage of earning assets for the three-months, year-to-date 2008 was 3.92%, which was down from the 4.26% net interest margin reported for three-months, year-to-date 2007. Assuming no further interest rate cuts by the Federal Reserve, and subject to competitive pricing in the Bank’s market, the net interest margin should improve as the year progresses. Interest rate changes affect Bank assets earlier and to a greater degree than they do liabilities, as many of the Bank’s assets are variable rate and directly tied to Prime Rate, which means that they will re-price immediately when Prime Rate changes. A majority of the Bank’s liabilities are either fixed rate, as is the case for certificates of deposit, or are not directly tied to Prime Rate (money market, NOW and savings accounts). When Prime Rate changes, existing certificates of deposit do not re-price at all and money market, NOW and savings accounts may not re-price immediately and, when they do re-price, may not reflect a change in rates equal to the change in Prime Rate.

While the Bank is anticipating that competition will result in continued pressure on its net interest margin, the Bank has not budgeted for either improvement or deterioration in net interest margin due to changes in market rates. The Bank strives to maintain a neutral interest rate position. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis accomplished by the Bank.

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of March 31, 2008. Generally, the results of our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. With the Federal Funds Rate currently at 2.25% any reduction in rates beyond 1.00% seems unlikely; nevertheless, even at 2.00%, the results of the net interest income analysis performed March 31, 2008 are within established limits. The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more than twenty-five percent; again, rate increases and decreases of 1.00%, 2.00% and 3.00% were modeled. The results of the economic value of equity analysis performed March 31, 2008, presented to illustrate the estimated effect of changing rates on book value of equity, are as follows:

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

March 31, 2008

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$14,836	$1,068	7.76%	$24,922	($5,741)	-18.72%
+200	14,516	748	5.43%	26,770	(3,893)	-12.70%
+100	14,194	426	3.09%	28,670	(1,993)	-6.50%
Base	13,768	0	0.00%	30,663	0	0.00%
-100	13,223	(545)	-3.96%	32,753	2,090	6.82%
-200	12,525	(1,243)	-9.03%	34,585	3,922	12.79%
-300	$11,711	($2,057)	-14.94%	$34,810	$4,147	13.52%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2007, presented below, the effect of a significant change in market rates of interest on net interest income is increased, while the effect on economic value of equity has decreased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2007 and March 31, 2008 is not considered an improvement if rates decline. If rates increase, 2008 net interest income results show improvement over the year-end analysis. Results for both periods are well within Board established guidelines.

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

December 31, 2007

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$14,057	$367	2.68%	$23,816	($6,847)	-22.33%
+200	13,945	255	1.86%	26,065	(4,598)	-15.00%
+100	13,825	135	0.99%	28,319	(2,344)	-7.64%
Base	13,690	0	0.00%	30,663	0	0.00%
-100	13,558	(132)	-0.96%	33,148	2,485	8.10%
-200	13,307	(383)	-2.80%	35,772	5,109	16.66%
-300	$12,876	($814)	-5.95%	$38,551	$7,888	25.72%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses for the first three-months of 2008 and 2007:

	Three months YTD ended
	3/31/2008	3/31/2007
	(Dollars in Thousands)
YTD average net loans	$282,399	$220,609
Balance, beginning of period	2,711	2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS) *	267	199

Balance, beginning of period, including OBS reserve	2,978	2,785
Loan charge-offs:
Commercial	—	—
Real Estate	30	—
Installment & Credit Card	12	—

Total Charge-offs	42	—
Recoveries of loans previously charged-off:
Commercial	—	—
Real Estate	4	3
Installment & Credit Card	—	—

Total Recoveries	4	3

Net Charge-offs	38	(3)
Provision charged to expense	150	90

Balance, end of year, prior to adjustment for off-balance sheet items	3,090	2,878
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(211)	(248)

Balance, end of year	$2,879	$2,630
Ratio of (annualized) net charge-offs during period to average net loans outstanding	0.05%	-0.01%

The three-month, year-to-date March 31, 2008 provision for loan losses was $150 thousand, which compares to $90 thousand expensed in the same period last year. The level of the provision in 2008 primarily supports growth in the portfolio, rather than any change in overall portfolio credit quality. Bank management is not budgeting for any change in the loan loss provision for the remainder of 2008; that is, it is anticipated that the quarterly provision will continue at $150 thousand. If net loan growth is significantly higher than planned, which is about $40 million for 2008, the Bank may have to increase the quarterly provision to support the additional growth. Additionally, if net loan charge-off experience is higher than has been the case over the past several years, or than 2008 experience year-to-date, Bank management may decide that a $150 thousand quarterly provision is inadequate. In either case, higher net loan growth or higher charge-offs, net income would be reduced by the tax adjusted increase in the provision to the reserve.

Three-month, year-to-date March 31, 2008 net loan loss was $38 thousand, compared to a net recovery of $3 thousand reported for the same period in 2007. Annualized net loan losses to average outstanding loans is 0.05% in 2008, compared to, effectively, zero percent for the first three-months of 2007. Net loss experience over the past five years is detailed in Company’s Form 10-K for the previous year ended December 31, 2007 and averages about 0.12%.

The allowance for loan losses at March 31, 2008 was 0.98% of period-end (gross) loans compared to 1.18% at March 31, 2007. The reduction in the reserve from year-to-year is primarily the result of significant growth in the loan portfolio. While the balance in the reserve appears to be adequate to cover losses believed to be inherent in the loan portfolio, Bank management would not like to see the balance, as a percentage of loans, slip any further; consequently, accelerated loan growth or an increase in net charge-offs will necessitate an increased provision to the reserve. At March 31, 2008, the allowance for loan losses as a percentage of nonperforming loans was 447% or 4.47 times the level of nonperforming assets. That compares to 461%, or 4.61 times, at March 31, 2007. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

	March 31, 2008		March 31, 2007
Allocation of balances in the ALLL, by category	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$591	20.53%	$548	20.83%
Secured by farmland (pass)	5	0.17%	2	0.08%
Home equity loans (pass)	81	2.81%	43	1.63%
Revolving loans secured by 1-4 family residential (pass)	7	0.24%	22	0.84%
Secured by multi-family residential (pass)	58	2.02%	104	3.95%
Secured by non-farm, non-residential real estate (pass)	854	29.66%	562	21.37%
Commercial and industrial loans (pass)	458	15.91%	343	13.04%
Loans to individuals (pass)	131	4.55%	113	4.30%
Credit card loans	58	2.02%	90	3.42%
All other loans and leases (pass)	3	0.10%	2	0.08%
Mortgage loans held for sale	0	0.00%	1	0.04%
Specifically Identified Potential Loss *	633	21.99%	702	26.69%
Supplementary Allowance/Non-specific Factors	—	0.00%	98	3.73%

	$2,879	100.00%	$2,630	100.00%

*	Classified and criticized loans are individually analyzed, at least quarterly, to determine loss potential. Allocated reserves related to classified and criticized loans, which includes impaired loans, are reported as “Specifically Identified Potential Loss.” While there may be a specific reserve for a loan, that does not mean necessarily that a loss on the loan is likely. When a loss on a loan is identified as likely, the loan is immediately written-down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	March 31
Non-performing assets	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$423	$570
Loans contractually past due ninety days or more as to interest or principal	2	—
Foreclosed assets	219	—

Total nonperforming assets	$644	$570
Ending assets	$351,672	$296,751
ALLL	$2,879	$2,630
Coverage	4.47	4.61

At March 31, 2008, nonperforming assets as a percentage of total assets was 0.18%. That compares to total nonperforming assets to total assets of 0.19% at March 31, 2007. Of the $423 thousand in non-accrual loans, one loan, in the amount of $320 thousand was collected in-full subsequent to the end of the quarter. The $219 thousand in foreclosed assets is a single-family residence under construction. The Bank has hired a contractor to complete construction of the home and anticipates having it ready for sale during the second-quarter. Bank management believes that net sale proceeds should be adequate to fund completion of construction and sales costs without additional loss.

Non-interest Income

Three-months, year-to-date March 31, 2008 non-interest income was $561 thousand, an increase of $53 thousand, or 10%, from the same period in 2007. Comparing 2008 to 2007, the significant changes to non-interest income came from increases in charges on non-sufficient funds (NSF) checks (overdrafts and returned items presented against customer checking accounts) and increased interchange income earned on ATM and debit card usage; the increases were $21 thousand and $16 thousand, respectively. Non-interest income from the origination and sale of residential mortgages was $134 thousand three-months, year-to-date through March 31, 2008, approximately the same as in the prior year ($135 thousand).

Non-interest income throughout the remainder of the year is expected to remain consistent with 2008 results to date.

Non-interest Expense

Three-months, year-to-date, through March 31, 2008, non-interest expense was $2.95 million, an increase of $428 thousand, or 17%, over the same period in 2007. Year-over-year, the largest increase in non-interest expense is in salaries and employee benefits, which are $272 thousand higher in 2008 than in 2007. $25 thousand of the increase in this expense category is due to lower salary offsets related to loan production, while salaries and benefits paid to employees of new branches opened in late 2007 account for $86 thousand of the year-over-year difference and other new employee positions filled in late 2007 or early 2008 account for a similar amount. Salary increases for existing employees are generally in the 4%-5% range. Occupancy, premises and equipment expense in 2008, including depreciation expense, is $73 thousand higher than in the same quarter of the previous year and is, for the most part, the result of adding two branches to the Bank’s branch network. The other significant increase in non-interest expense relates to premiums paid for FDIC insurance, which increased by $51 thousand year-over-year. This increase in premium expense was due to the fact that the Bank has fully utilized any credits that it previously was able to apply to insurance premiums and because of a significant increase in the amount of insurable deposits that it must insure. The Bank qualifies to pay FDIC premiums at the lowest rate tier available. The remainder of the increase is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense will continue to run significantly higher than for the same period in the prior year throughout the remainder of the year because of the addition of branches and personnel. The increase in budgeted non-interest expense is intended to position the Bank to increase revenues and net income in future years.

BALANCE SHEET

Loans

At March 31, 2008, the Bank reported $291.7 million in net loans, including loans-held-for-sale; this is an increase of $14.7 million and $71.7 million, or 5.3% and 32.6%, respectively, over loans reported at December 31, 2007 and March 31, 2007.

In-house net loan production during the three-months, year-to-date is running ahead of expectations, about $2 million as of the end of the first-quarter. As noted below, the Bank purchases loan participations from other community financial institutions and has seen those balances increase by about $3 million since year-end, to a total of $42 million; the 2008 budget did not anticipate either an increase or decrease in loan participations purchased. The Bank has budgeted loan growth in excess of 14% for the year, which would result in $40 million in loan growth.

Competition in the Bank’s primary market area has resulted in downward pressure on loan rates and lower market rates of interest have prompted some borrowers to request interest rate reductions on existing fixed rate loans. In determining whether to accommodate re-pricing requests, the Bank has to consider the likelihood that the borrower will refinance elsewhere and weigh that possibility against the reduction in loan interest income that will result from lowering rates on existing credits. The extent to which loan rates will continue to drop and the extent to which the drop in loan rates will be offset by a concurrent drop in the cost of funding are not clear, as those changes are, in large measure, a function of rate changes that will be made by competing institutions in the Bank’s market area.

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 14.3%, 14.1% and 14.9% of total loans outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to one borrower (as a rule, an amount equal to 15% or 20% of their capital). The Bank is interested in buying such participations in that they are good earning assets, when compared to other investment options and because it diversifies the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

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

Securities

The Bank presently has $21.5 million in securities classified as available-for-sale and $7.8 million in securities classified as held-to-maturity at March 31, 2008. All of these securities are pledged as collateral for public deposits in Washington and Idaho, to support the Bank’s repurchase account program and to the Federal Reserve Bank of San Francisco to support balances in its Treasury, Tax and Loan deposit account and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one corporate bond in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments.

The securities portfolio has decreased in size by $7.4 million during 2008. The primary driver behind the decrease was a $9.9 million decrease in balances in Securities Sold under Agreement to Repurchase, discussed below under “Liquidity.” The decrease in Securities Sold under Agreement to Repurchase is the result of a significant decrease in the rate the Bank pays on these liabilities; the rate that the Bank pays is tied to the yield on U.S. Treasury securities. This rate decrease prompted some customers to move their funds into deposit accounts that provided a higher yield. The reduction in balances in Securities Sold under Agreement to Repurchase accounts frees up investment securities that would otherwise have to be pledged as collateral to these accounts. Investment securities that no longer have to be pledged as collateral can be converted to a higher yield as they mature, are called or are sold by investing the proceeds are invested into loan production.

Deferred Tax Asset

At March 31, 2008, the Bank had a recorded deferred tax asset of $293 thousand which compared to a deferred tax asset of $334 thousand at December 31, 2007. The change in the deferred tax asset was due to an improvement in the value of the Bank’s securities portfolio, computed by comparing the book value of the held-to-maturity portfolio to current market value. An improvement in the market value of the securities portfolio, when compared to book value, of $121 thousand resulted in a decrease in deferred tax assets of $41 thousand.

Deposits

At March 31, 2008, the Bank reported $289.4 million in deposits; this is an increase of $16.9 million and $53.9 million, or 6.2% and 22.9%, respectively, over deposits reported at December 31, 2007 and March 31, 2007.

Deposit growth in the three-months, year-to-date 2008 was especially strong for savings accounts, which are up $9.2 million for the year, an increase of 55%; most of the growth in savings is attributed to the movement of deposits from Money Market and Repurchase accounts into the Bank’s high-yield savings account. Certificates of deposit grew $3.6 million (2.2%), mostly in the under $100 thousand category. Money market accounts grew $758 thousand (2.3%). NOW accounts grew $1.6 million (11.2%) and demand deposits grew $1.7 million (3.7%).

Competition in the Bank’s primary market area has resulted in pressure to hold deposit rates at existing levels, rather than reducing them as you would expect given the recent drop in market rates of interest. Part of the reason for this competiveness is the need that a number of larger financial institutions have for liquidity; this is especially true of those institutions originating significant volumes of mortgage loans, given the illiquidity in the mortgage market. In order to retain existing deposits, and to attract new deposits, the Bank has no choice but to remain competitive on deposit rates. If the condition of relatively high deposit rates continues in the Bank’s market, it may look more to borrowed funds over the remainder of the year. Because of relatively high rates being offered in the Bank’s market, and due to movement from lower paying deposit products to higher paying products, the cost of interest bearing funds in the first-quarter 2008 was 0.20% higher than for the same quarter in the prior year.

About $100 million in certificates of deposit are scheduled to mature in 2008 and will be either renewed at lower rates of interest (assuming no significant change in market rates of interest) or will be replaced with borrowed funds. In either case, the Bank will benefit through the renewal or replacement of these funds; the new cost of these liabilities should be somewhere near 1.50% less than is being paid on existing funds. In March 2008, approximately $13 million in certificates were renewed at just over 3.5%; those funds had previously been priced at about 5.2%. Assuming no other changes in market rates of interest, the renewal or replacement of existing certificates will begin to restore the Bank’s net interest margin; if, on average, $50 million in certificates was re-priced during the year, at 1.50% below current rates being paid, the effect would be to increase net interest income for the year by $750 thousand.

Savings accounts grew due to depositor preference for the Bank’s high yield savings account; this product pays up to 3.1% interest on savings accounts with balances in excess of $100 thousand. Savings are expected to continue to grow as existing customers continue to move funds into the high yield savings account and because that account is highly competitive with savings and premium Money Market accounts offered by competitor institutions.

Interest-free checking and NOW accounts grew primarily because existing deposit customers maintained higher balances and as the two branches added in late 2007 begin to develop business in their markets.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at March 31, 2008; most of the proceeds have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures had an interest rate of 5.95% that is fixed through June 30, 2010. As of March 31, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 9 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual Form 10-K.

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2007 through March 31, 2008 (dollars in thousands):

Beginning capital December 31, 2007	$27,346
Additions relating to stock-based compensation expense	26
Net income for period ended March 31, 2008	440
Change in accumulated other comprehensive loss	80
Cash dividends paid to shareholders	—

Ending capital March 31, 2008	$27,892

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2008, the Bank’s total capital to risk weighted assets was 11.02%, compared to 12.78% at March 31, 2007.

Historically, the Company’s Board of Directors schedules its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2008 was $0.20; the increase in the 2008 cash dividend over the cash dividend paid in 2007 is 11%. The cash dividend will be paid on June 13, 2008 and represents a payout of 17.9% of the Company’s prior-year net income.

Over the next several years, the Company projects that earnings retention and existing capital will be sufficient to fund reasonable asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC. If asset growth continues at the accelerated pace experienced in 2007 the Company will consider implementing a program of growth restraint or options available to it to enhance capital, including shareholder rights offerings, private placements or a public offering.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March

31, 2008, the Bank had $103 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2008, the Bank had issued $1.0 million in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lenders limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at March 31, 2008 are included in the amount disclosed under commitments to lend, listed above.

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

The Company, separate from the Bank, does not currently have meaningful funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source; the funds almost always come from credit unions and currently represent about 8% of total deposits. Public funds contribute another 4% to deposits and consist of funds deposited by the States of Washington and Idaho. Public funds are stable, staying with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds; the rate is set by the State of Washington, while the State of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. Brokered deposits, discussed below, fund about 8% of the Bank’s assets as of quarter-end. The remaining deposits, 80%, are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending March 31, 2008 concludes that the $67 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 44%/56% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile; however, the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending March 31, 2008, about $22 million, is split between reliable funds and volatile funds at better than a 2 to 1 ratio. Properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, in that a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts (which are collateralized at a minimum of 105% of repurchase account balances). Because of the effect of repurchase account balances on liquidity, the Bank is encouraging customers to move repurchase account balances to other types of deposit accounts unless the customer’s primary concern is collateral coverage of their balances.

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank invested in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In 2008, the Bank plans to relocate two additional branches for the same purpose. The Bank historically has been successful in funding its asset growth with local deposits; funds borrowed from other financial institutions, including the FHLB, support just over 2% of the balance sheet and other non-local funds support 16%. Based on anticipated near-term loan production, the Bank will need to increase its reliance on borrowed funds and non-local deposits, including brokered deposits, at least until in-market deposit production at the two new Idaho branches, which opened in late 2007, and the two Washington branches, to be relocated in 2008, becomes meaningful.

Brokered funds have become an important source of liquidity to community banks over the past few years and, properly structured, should represent a reliable and predictable source of funding. The Bank has entered into agreements with two providers of brokered funds; one provider is a Bankers Bank, in which the Bank is a shareholder, the other provider has been utilized by the Bank for securities sales and purchases for a number of years. When the Bank is in need of funds for investment into loans or other assets, it informs the provider of the amount and the terms of CDs it is willing to issue. The provider, through a network of investment brokers, will use its best efforts to market Bank issued CDs to individuals and business, typically in amounts under the FDIC insurance limit. Upon completion of the offering, the Bank issues one CD for the full amount of the offering; the CD is forwarded to CEDE & Company, as custodian for the beneficial owners. The firm that the Bank utilizes for the offering, as well as the investment brokers who sell the CDs to their clients, are compensated through a placement fee that adds about 0.25% to the cost of the CDs; therefore, the all-in cost of the CD to the Bank equals the quoted rate on the CD plus about 0.25%. Currently, the all-in cost of brokered CDs is higher than the cost of borrowing funds from the FHLB and about the same as issuing CD specials in the Bank’s market area. While the Bank had not previously relied on brokered CDs to fund its assets, significant loan growth in the last-half of 2007 was funded, to a significant degree, by brokered deposits. At the end of the first-quarter 2008, brokered CDs totaled just under $23 million. The Bank will limit most of its brokered CD production to CDs that are not redeemable prior to maturity, except in the case of the death or declaration of incompetence of the beneficial owner; by so doing, the CDs become a reliable and predictable source of funding. The Bank’s Board of Directors has approved the use of brokered CDs in an amount not to exceed 30% of total deposits.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on March 31, 2008 balances concluded that the Bank had access to funds equal to about 9% of its quarter-end total assets. This liquidity ratio does not take into consideration additional funds that the Bank could borrow from the FHLB if it purchased additional FHLB stock; by purchasing additional FHLB stock the Bank would improve its liquidity ratio to just below 19% of assets. Bank management does not anticipate purchasing additional FHLB stock in excess of $500 thousand without additional discussion with the Bank’s Board of Directors. With double-digit loan growth expected during 2008, the Bank’s Board of Directors increased the allowable percentage of non-local deposits from 20% to 30%; this increase is not included in the March 31st liquidity analysis and brings total liquidity to 27% of Bank assets.

The Bank has a borrowing limit with the Federal Home Loan Bank of Seattle (the “FHLB”) equal to 15% of total assets. At March 31, 2008, the borrowing line was approximately $53 million. However, two factors limit the availability of the FHLB line: value of collateral pledged and amount of FHLB stock owned. At March 31, 2008, the Bank had pledged collateral that supported about $45 million in borrowings and had stock ownership in the FHLB that would permit total borrowings of approximately $16 million; deducting amounts already borrowed from the FHLB, additional borrowings at March 31, 2008 were limited to just over $6 million, assuming no additional stock purchases. At March 31, 2008, the Bank had established unsecured overnight lines totaling $23 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In the three-months, year-to-date 2008, in addition to consolidated net income of $440 thousand, the Bank relied on increased deposits of $16.9 million, offset by a decrease in repurchase accounts of $9.9 million and a decrease in securities owned of $7.4 million to cover net loan growth (including loans held for sale) of $14.9 million, investment in fixed assets of $2.1 million, and repayment of borrowed funds of $106 thousand. Cash and due from banks can vary significantly from day-to-day, but was up $663 thousand at March 31, 2008 when compared to year-end. A decrease in Federal Funds Sold, $2.9 million, and Federal Funds Purchased, in the amount of $1 million, added to funds available for investment. Other sources and uses of funds were not material or are considered to be temporary.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2008, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

Changes in Internal Controls

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 4T.	Controls and Procedures

Information regarding internal control over financial reporting has been set forth in Item 4. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II – OTHER INFORMATION

Item 5.(b)	Other Information

The Company’s Corporate Governance and Nominating Committee and its Board of Directors have not adopted a charter for that Committee as yet. The Committee also has not adopted a policy for the consideration of director candidates recommended by its security holders except as set forth in the Company’s bylaws. Additional information is presented in the Proxy Statement filed on April 18, 2008 in the section entitled Corporate Governance; that information is incorporated by reference.

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

The Company filed the following report on Form 8-K during the period covered by this Report:

Report filed February 13, 2008. On February 13, 2008 the Company issued a press release announcing financial information for the fourth-quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 12, 2008	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: May 12, 2008	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer