Form 10-Q
period 2008-06-30
NORTHWEST BANCORPORATION INC
filed 2008-08-11
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008.

- or -

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

The Registrant has a single class of common stock, of which there were 2,367,246 shares issued and outstanding as of August 6, 2008.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	June 30 2008	December 31 2007
Assets
Cash and due from banks	$6,645	$8,155
Federal funds sold/interest bearing balances at other financial institutions	814	4,116
Securities held-to-maturity (fair value, $7,723 and $7,693, respectively)	7,747	7,650
Securities available-for-sale (amortized cost, $15,584 and $28,714, respectively)	15,701	28,910
Federal Home Loan Bank stock, at cost	721	646
Loans, net of allowance for loan losses of $3,225 in 2008 and $2,711 in 2007	315,392	274,713
Loans held for sale	352	2,226
Accrued interest receivable	1,472	1,519
Foreclosed real estate and other repossessed assets	293	6
Premises and equipment, net	13,483	10,134
Bank owned life insurance	3,625	3,560
Other assets	2,090	2,081

TOTAL ASSETS	$368,335	$343,716

Liabilities
Noninterest bearing demand deposits	$46,041	$45,623
Money Market accounts	30,655	32,308
NOW accounts	14,141	14,533
Savings accounts	32,369	16,602
Time Certificates of Deposit, $100,000 and over	76,582	67,020
Time Certificates of Deposit, under $100,000	98,804	96,454

TOTAL DEPOSITS	298,592	272,540
Securities sold under agreement to repurchase	16,355	26,760
Borrowed funds	17,074	8,486
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	951	1,170
Other liabilities	1,729	1,660

TOTAL OTHER LIABILITIES	41,863	43,830

TOTAL DEPOSITS & OTHER LIABILITIES	340,455	316,370

Shareholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,367,246 on June 30, 2008 and 2,361,746 on December 31, 2007	23,160	23,039
Retained earnings	4,642	4,178
Accumulated other comprehensive income, net of tax effect of ($41) for 2008 and ($66) for 2007	78	129

TOTAL SHAREHOLDERS’ EQUITY	27,880	27,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$368,335	$343,716

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three months ended June 30		Six-months, year-to-date, ended June 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$5,343	$4,630	$10,719	$9,037
Interest on securities	308	452	687	860
Interest on federal funds sold	15	208	90	321

TOTAL INTEREST INCOME	5,666	5,290	11,496	10,218
Interest Expense
Interest on deposits	2,185	1,771	4,509	3,427
Interest on securities sold under agreement to repurchase	49	295	148	556
Interest on borrowed funds	254	138	451	291

TOTAL INTEREST EXPENSE	2,488	2,204	5,108	4,274
NET INTEREST INCOME	3,178	3,086	6,388	5,944
Provision for loan losses	225	90	375	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,953	2,996	6,013	5,764
Noninterest Income
Fees and service charges	317	228	554	436
Net gain from sale of loans	125	189	259	324
Other noninterest income	216	188	406	353

TOTAL NONINTEREST INCOME	658	605	1,219	1,113
Noninterest Expense
Salaries and employee benefits	1,639	1,501	3,344	2,934
Occupancy, premises & equipment expense	276	252	567	503
Depreciation and amortization expense	176	139	349	279
Other operating expense	796	720	1,580	1,421

TOTAL NONINTEREST EXPENSE	2,887	2,612	5,840	5,137
INCOME BEFORE PROVISION FOR INCOME TAX EXPENSE	724	989	1,392	1,740
Provision for income tax expense	226	332	454	588

NET INCOME	$498	$657	$938	$1,152

Weighted average shares outstanding	2,365,433	2,351,983	2,363,589	2,350,143
Basic earnings per share	$0.21	$0.28	$0.40	$0.49

Weighted average shares outstanding	2,365,433	2,351,983	2,365,433	2,351,983
Effect of dilutive securities	14,864	35,587	19,039	36,683

Weighted average shares outstanding, adjusted for dilutive securities	2,380,297	2,387,570	2,384,472	2,388,666
Earnings per share assuming full dilution	$0.21	$0.28	$0.39	$0.48

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of June 30, 2008

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income
Balance, December 31, 2006	$24,521	$20,821	$3,889	($189)
Net income 2007	2,638		2,638		$2,638
Stock repurchased	(3)	(3)
Stock options exercised	80	80
Stock issued due to stock grants	3	3
Stock issued to directors	73	73
Equity based compensation	98	98
Tax benefits of exercised options	25	25
5% stock dividend	0	1,942	(1,942)
Fractional shares paid in cash	(4)		(4)
Cash dividend ($0.18 per share)	(403)		(403)
Change in unrealized losses on available for sale securities, net of taxes	318			318	318

Comprehensive income					2,956

Balance December 31, 2007	27,346	23,039	4,178	129
Net income, 2008, year-to-date	938		938		938
Stock issued to directors	69	69
Equity-based compensation	52	52
Cash dividend ($0.20 per share)	(474)		(474)
Change in unrealized gain on available for sale securities, net of taxes	(51)			(51)	(51)

Comprehensive income					$887

Balance, end-of-quarter, June 30, 2008	$27,880	$23,160	$4,642	$78

Disclosure of 2008 reclassification amount:
Unrealized holding gain on available for sale securities	($78)
Reclassification adjustment for gains realized in income	0

Net unrealized gain	(78)
Tax effect	(27)

Net of tax amount	($51)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

	Six-months, year-to-date, ended June 30
	2008	2007
Net income	$938	$1,152
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	375	180
Depreciation and amortization	349	279
Net decrease in loans held for sale	1,874	1,189
Net increase in bank owned life insurance	(65)	(64)
Change in assets and liabilities:
Accrued interest receivable	47	(52)
Other assets	(57)	80
Interest payable	(219)	169
Other liabilities	69	175
Equity-based compensation expense	52	43

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,363	3,151
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/interest bearing balances at other financial institutions	3,302	(11,166)
Net (increase)/decrease in investment securities	13,033	(5,550)
Net increase in loans	(41,054)	(12,732)
Purchase of premises and equipment net of gain or loss on asset disposal	(3,697)	(579)
Foreclosed real estate activity (net)	(287)	0

NET CASH USED BY INVESTING ACTIVITIES	(28,703)	(30,027)
Cash flows from financing activities:
Net increase in deposits	26,052	28,669
Net increase/(decrease) in securities sold under agreement to repurchase	(10,405)	2,341
Net decrease in federal funds purchased	0	(3,630)
Repayment of borrowed funds	0	(2,708)
Proceeds from issuance of borrowed funds	8,588	0
Cash received from stock sales	69	89
Cash paid to repurchase stock	0	(1)
Cash dividend paid	(474)	(408)

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,830	24,352
Net decrease in cash and cash equivalents:	(1,510)	(2,524)
Cash and due from banks, beginning of year	8,155	12,132

CASH AND DUE FROM BANKS, END OF QUARTER	$6,645	$9,608
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$5,327	$4,186

Income taxes	$313	$327

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	($51)	($43)

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Per share data is in actual dollars, other amounts are in thousands or millions, as noted)

Unaudited

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

NOTE 2. Equity Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. Prior to 2006, the Plan allowed only for the award of stock options; with the approval of the amendment and restatement of the Plan in May 2006, the Company was also authorized to grant restricted stock awards to key employees of the Bank.

Restricted stock-award activity in 2007 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. There have been no restricted stock-award grants in 2008. Likewise, no shares have been issued in 2008 in connection with previously granted restricted stock-awards. The number of restricted stock-awards outstanding as of June 30, 2008 is as follows:

	Number of shares	Weighted average fair value at date of grant
Outstanding at December 31, 2006	10,658	$17.11
Granted	5,050	13.34
Forfeited	-567	17.11
Exercised	-168	17.11

Outstanding at December 31, 2007	14,973	$15.84

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at June 30, 2008	14,973	$15.84

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

The number of stock options outstanding and exercisable as of June 30, 2008 is as follows:

	Shares actual	Weighted- average exercise price
Outstanding options, December 31, 2007	125,988	$10.25
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding options, June 30, 2008	125,988	$10.25

Options exercisable, June 30, 2008	108,770

Weighted-average fair value of options granted during the year	n/a

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

NOTE 3. Securities

Most of the securities in the Bank’s investment portfolio are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of shareholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective yield method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity any remaining premium or discount is reported as non-interest income; un-accreted discount on called securities will increase non-interest income, unamortized premium on called securities will reduce non-interest income. There were no securities sold in the three months or six months ended June 30, 2008 and 2007; consequently, there were no gains or losses included in non-interest income due to the sale of securities. Several securities were called prior to maturity during the six-month period ended June 30, 2008; remaining discounts on those securities resulted in $18 thousand in non-interest income for that period. Carrying amounts and fair values at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$7,492	$7,634	$23,466	$23,636
US Treasury securities	2,985	2,983	2,964	2,970
Mortgage backed securities	4,607	4,603	1,784	1,821
Corporate Bonds	500	481	500	483

TOTAL	$15,584	$15,701	$28,714	$28,910

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	7,747	7,723	7,650	7,693

TOTAL	$7,747	$7,723	$7,650	$7,693

Equity securities with a limited market [2]	$395	$395	$205	$205

(1)	Represents those available-for-sale marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of a $250 thousand investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of a $155 thousand equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, a $190 thousand investment in the common stock of Pacific Coast Bankers Bank and a $50 thousand investment in an economic development company, each of these investments is reported at cost.

NOTE 4. Loans

Loan detail by category is as follows (dollars in thousands):

	June 30 2008	December 31 2007
1-4 family and multi-family real estate loans	$29,780	$26,155
Commercial real estate, term loans	127,515	111,277
Commercial, construction loans	69,443	54,564
Commercial loans, non-real estate	61,923	58,624
Consumer loans	30,904	27,448

TOTAL LOANS	$319,565	$278,068

Allowance for loan losses	(3,225)	(2,711)
Net deferred loan fees	(948)	(644)

NET LOANS	$315,392	$274,713

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

	Three-months ended		Six-months YTD ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Balance, beginning of period	$2,879	$2,630	$2,711	$2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	211	248	267	199

Balance, beginning of period, including OBS reserve	3,090	2,878	2,978	2,785
Provision for loan losses	225	90	375	180
Loan Charge-offs	(7)	(45)	(49)	(45)
Loan Recoveries	13	6	17	9

Balance, end of period, prior to adjustment for off-balance sheet items	3,321	2,929	3,321	2,929
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(96)	(236)	(96)	(236)

Balance, end of period	$3,225	$2,693	$3,225	$2,693

NOTE 6. Borrowed Funds

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) and operating lines of credit with several other financial institutions. The FHLB line provides the Bank access to long-term funding, with repayment terms as long as thirty years, as well as short-term funding to meet current liquidity needs. The operating lines with other financial institutions are available for short-term funding, to meet current liquidity needs.

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

	Line amount (1)	Maturity (3)	Collateral	Purpose	Outstanding as of:
					6/30/2008	12/31/2007
	($ in thousands)				($ in thousands)
Federal Home Loan Bank of Seattle (2)	$55,250	Annual	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$17,074	$8,486
KeyBank of Washington (5)	$10,000	Annual	Unsecured	Short-term line of credit	—	—
	$100	Annual	Unsecured	Supports foreign currency transactions	—	—
	$100	Annual	Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (5)	$10,000	Annual	Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	Annual	Unsecured	Short-term line of credit	—	—
Zions Bank (5)	$5,000	Annual	Unsecured	Short-term line of credit	—	—

				Total borrowed funds	$17,074	$8,486

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2)

Access to the FHLB line is conditioned on stock ownership and additional stock purchases may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). The balances outstanding for the reporting dates are predominately intermediate-term, with just $234 thousand maturing after 2013.

(3)

Correspondents providing credit to the Bank typically inform the Bank on an annual basis that they have reviewed the Bank’s financial condition and that they will continue to provide the Bank with access to credit on an uncommitted basis. Review of the Bank’s financial condition is likely performed more often, as the Bank files its quarterly financial reports.

(4)

The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets. The Bank may be unable to access the full amount of its FHLB line if the amount of qualifying real estate loans available to pledge in support of advances against the line is inadequate; at June 30, 2008, the amount of qualifying collateral pledged to the FHLB limited total advances to approximately $44 million.

(5)	Federal funds purchased line of credit to cover short-term liquidity needs.

NOTE 7. Capital Lease Liability

The capital lease liability outstanding on June 30, 2008 and December 31, 2007 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005. A copy of the ground lease was filed as Exhibit 10.1.10 to the Company’s Form 10-KSB filing on March 24, 2005. As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 8. Material Contracts

In the third-quarter of 2006, the Bank entered into an agreement with the Spokane Public Facilities District (the “PFD”) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent. Expenses related to the agreement are recognized as “Other operating expense” and reduce net income by about $25 thousand per quarter.

In the second-quarter of 2008, the Bank entered into a contract for the construction of a new branch office, to be located in Airway Heights, Washington. The contract is in the amount of $1.8 million, exclusive of sales tax and subject to any change orders that may occur during the course of construction. At June 30, 2008, approximately $1.6 million remains to be paid.

NOTE 9. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.155 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of trust preferred securities at June 30, 2008 and December 31, 2007 (dollars in thousands):

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 10. Common Stock

On April 17, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend which was paid on June 15, 2007 to shareholders of record as of May 11, 2007. On April 15, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend which was paid on June 13, 2008 to shareholders of record as of May 9, 2008.

Note 11. Fair Value Measurement

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 -	Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value at June 30, 2008:

	Fair Value (dollars in thousands)	Fair Value Measurements Using
Description of Financial Instrument		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets Measured at Fair Value on a Recurring Basis
Securities available-for-sale	$15,701	2,983	12,718	0
Foreclosed real estate and other repossessed assets	$293	0	293	0
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$7,589	0	7,589	0

The Bank’s U.S. Treasury securities included in securities available-for-sale trade in a very active market of identical instruments and their valuation is therefore included under Level 1. The remainder of the Bank’s securities available-for-sale at June 30, 2008 primarily consisted of U.S. Agency obligations and mortgage-backed securities that trade in active markets. These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Bank. Temporary changes in the valuation of securities available-for-sale do not affect current income; instead, unrealized gains or losses on available-for-sale securities are reported as a net amount in accumulated comprehensive income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. No such write-downs have occurred during the periods presented.

Foreclosed real estate and other repossessed assets are carried on the Bank’s books at estimated net sales value; valuation is obtained by reducing current market value by the cost of preparing the asset for sale and any selling or other costs that will be incurred. Current market value is updated at least annually and is typically determined by applying a discount to an independent appraisal; market value is be updated more frequently when appropriate. When an asset is transferred from loans to foreclosed real estate and other repossessed assets it is written-down to its net sales value, if necessary, by a charge to the allowance for loan losses; there will not be a direct effect on income at the time of the transfer, unless the write-down causes the Bank to increase its provision to the allowance for loan losses. If subsequent periodic valuations of the asset indicate a decline in value, the Bank will write the asset down to its newly determined net sales value. No such write-downs have occurred during the periods presented.

Impaired loans are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. In determining the amount of each loan at risk, the Bank reviews real property appraisals, equipment valuations, accounts receivable and payable listings and other financial information. The amount of impaired loans at risk of non-collection at June 30, 2008 was $726 thousand and is included as a part of the allowance for loan losses as a component of the category “Specifically Identified Potential Loss.” The Bank recorded $375 thousand as an allowance for loan losses in the first-half 2008.

Note	12. Subsequent Event

On July 23, 2008 the Bank purchased property located in the Spokane Valley to hold as a future branch site. The purchase price of the approximately 1-acre parcel was $630 thousand. A timeline for the construction of a new branch at this site has not been set; however, when developed, the new branch will replace the existing Spokane Valley branch, which is currently situated in a grocery store across the street from the new location.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the consolidated operating results and financial condition for the three months and six months ended June 30, 2008 for Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). When warranted, comparisons are made to the same three-month or six-month periods in 2007 and/or to the immediately preceding three-month period (first-quarter 2008). The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s management has identified the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed on the Form 10-K, as policies that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the Company’s Consolidated Financial Statements and Management’s Discussion and Analysis.

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Six months ended		Variance	% change
($ in thousands except per share data)	6/30/2008	6/30/2007
Interest income	$11,496	$10,218	$1,278	12.5%
Interest expense	5,108	4,274	834	19.5%

Net interest income	6,388	5,944	444	7.5%
Provision for loan loss	375	180	195	108.3%

Net interest income after provision for loan loss	6,013	5,764	249	4.3%
Noninterest income	1,219	1,113	106	9.5%
Noninterest expense	5,840	5,137	703	13.7%

Income before provision for income tax expense	1,392	1,740	(348)	(-20.0%)
Provison for income tax expense	454	588	(134)	(-22.8%)

Net income	$938	$1,152	$(214)	(-18.6%)
Basic earnings per common share	$0.40	$0.49	$(0.09)	(-19.0%)
Diluted earnings per common share	$0.39	$0.48	$(0.09)	(-18.4%)
Year-to-date financial ratios, annualized
Return on average assets	0.53%	0.78%
Return on average equity	6.72%	9.20%
Net interest income to average earning assets	3.85%	4.36%
Efficiency ratio	76.8%	72.8%
Noninterest income to average assets	0.69%	0.76%
Noninterest expense to average assets	3.29%	3.49%
Ending stockholders’ equity to average assets	7.75%	8.62%
Nonperforming loans to gross loans	0.85%	0.39%
Allowance for loan losses to gross loans	1.01%	1.17%

The Company earned $938 thousand in the six-month period ended June 30, 2008, a decrease of 19% when compared to net income of $1,152 thousand for the same period last year. The reduction in income for the period results from increases in the provision for loan losses and other non-interest expense, detailed below, that were greater than increases in net interest income and non-interest income.

Loans and deposits at June 30, 2008 showed growth rates of 38% and 25%, respectively, over June 30, 2007. Total assets grew 21%, year-over-year.

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

The June 30, 2008 second-quarter net interest margin as a percentage of average earning assets was 3.78%, a decrease of 0.14% from the 3.92% net interest margin reported for the comparable period ended March 31, 2008. For the six-month period ended June 30, 2008, net interest margin as a percentage of average earning assets was 3.85%, a decrease of 0.51% from the 4.36% net interest margin reported for the comparable period ended June 30, 2007. This reduction in net interest margin is the result of Bank assets re-pricing more quickly than Bank liabilities in a declining interest rate environment. In September 2007, the Federal Reserve initiated a series of interest rate cuts that reduced the Wall Street Journal Prime Rate (the “WSJ Prime Rate”) from 7.75% to 5.00% by April 30, 2008. About $120 million of the loans in the Bank’s loan portfolio are tied to WSJ Prime Rate and re-price immediately when the WSJ Prime Rate changes. A quarter-point (0.25%) change in the WSJ Prime Rate affects the Bank’s loan interest income by approximately $300 thousand per year. The Bank’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of re-pricing deposits and other liabilities when compared to re-pricing loans.

Bank management has chosen, in most cases, to not place interest rate “floors” or “ceilings” on adjustable rate loans; consequently, net interest margin will, initially, decline in a declining rate environment and improve in a rising rate environment. The effect on net interest margin is the greatest immediately after a rate change. Over time, as deposits and borrowed funds, particularly certificates of deposit, mature and are re-priced or replaced, net interest margin will recover. In addition, deposit rates have been slow to drop and have also affected the net interest margin, as some financial institutions, both in the Bank’s local market and nationally, have attempted to attract and retain deposits to meet liquidity needs. During the three months and six months ended June 30, 2008, the Bank was also more reliant upon certificates of deposits to fund loans than was the case in 2007. Offsetting the reduction in net interest margin were significantly higher loan balances, which contributed to an increase in net interest income.

Table I presents condensed balance sheet information for the Company, together with interest income and yields on average interest-earning assets and interest expense and rates on average interest-bearing liabilities for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007. Variances between the first-half 2008 and prior periods are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Shareholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Six-months, year-to-date, ended June 30, 2008 and 2007

(Dollars in Thousands)

Unaudited

	2008 Average balance	2008 Interest income / expense	2008 Average yield earned / rate paid	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$295,828	$10,719	7.25%	$224,372	$9,037	8.06%
Taxable investments	21,882	531	4.85%	31,255	793	5.07%
Nontaxable investments [2]	7,309	152	4.16%	3,827	65	3.40%
FHLB stock	674	4	1.19%	646	2	0.62%
Federal funds sold & interest-bearing deposits with banks	6,244	90	2.88%	12,510	321	5.13%

Total interest earning assets	331,937	11,496	6.93%	272,610	10,218	7.50%
Less reserve for possible loan losses	(2,890)			(2,658)
Cash and due from banks	7,305			8,768
Other non-earning assets	19,143			15,480

Total assets	355,495			294,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	14,386	60	0.83%	15,090	80	1.06%
Money market accounts	32,390	301	1.86%	39,627	511	2.58%
Savings accounts	24,675	272	2.20%	12,222	78	1.28%
Other time deposits	169,670	3,876	4.57%	114,653	2,758	4.81%

Total interest-bearing deposits	241,121	4,509	3.74%	181,592	3,427	3.77%
Securities sold under repurchase agreements	19,070	148	1.55%	25,191	556	4.41%
Borrowed funds	12,045	295	4.90%	4,800	134	5.58%
Junior subordinated note [6]	5,155	156	6.05%	5,155	157	6.09%

Total borrowed funds	36,270	599	3.30%	35,146	847	4.82%

Total interest-bearing liabilities	277,391	5,108	3.68%	216,738	4,274	3.94%
Demand deposits	46,163			50,213
Other liabilities	4,032			2,210
Shareholders’ equity	27,910			25,039

Total liabilities and stockholders’ equity	$355,496			$294,200

Net interest income	$6,388			$5,944
Net interest spread	3.24%			3.55%
Net interest income to average earning assets	3.85%			4.36%

COMMENTS

1.	There were no out-of-period adjustments.

2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3.	Bank was not involved in any foreign activities.

4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5.	Loan fee income in the amount of $330 thousand and $329 thousand is included in loan interest income for 2008 and 2007, respectively.

6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Comparing 2008 to 2007, Table I shows a 0.31% reduction of the net interest spread for the six months ended June 30, 2008, that resulted from a 0.57% decrease in interest earned and a 0.26% decrease in interest paid.

Market rates of interest during the six months ended June 30, 2008, as measured by the WSJ Prime Rate, were 2.02% lower than for the six-month period ended June 30, 2007. The average rate that the Bank earned on loans decreased by 0.81% from 2007 to 2008, while the average rate that the Bank earned on investments, including Federal Funds Sold, decreased by 0.60%. Not including Federal Funds Sold, investment yield decreased by 0.21%, from 4.81% to 4.60%. On the funding side, the average cost of interest bearing deposits decreased by 0.03%. While the average cost of all types of interest bearing accounts, with the exception of savings accounts, decreased year-over-year, the Bank increased its reliance upon certificates of deposits to fund loans and other investments. The average rate paid on certificates of deposit decreased from 4.81% in 2007 to 4.57% in 2008; however, certificates of deposit funded 48% of the balance sheet in 2008, compared to only 39% in 2007.

The average cost of Money Market and NOW accounts declined 0.72% and 0.23%, respectively, for the six months ended June 30, 2008 compared to the same period in 2007, while the average cost of savings accounts increased by 0.92%. The introduction of a high-yield savings account was responsible for the increase in the average rate paid on savings and for the movement by customers of funds from Money Market accounts to savings accounts. The Bank introduced the high-yield savings account to compete with premium Money Market accounts being offered by its competitors.

The rate of interest paid on Securities Sold Under Agreement to Repurchase is tied to rates available on U.S. Treasury Bills; as a result, the reduction in the average rate of interest paid on Securities Sold Under Agreement to Repurchase is highly reflective of the reduction in market rates overall. In fact, the average cost of Securities Sold Under Agreement to Repurchase dropped 2.86%, for the first-half of 2008 compared to the first-half of 2007. Pricing on borrowed funds, primarily from the Federal Home Loan Bank of Seattle (the “FHLB”), declined significantly year-over-year; however, most of the Bank’s borrowed funds are fixed rate and fixed maturity; consequently, the Bank’s cost of borrowed funds only declined by 0.68% for the six months ended June 30, 2008 compared to the same period in 2007. Loan fee income accounted for as an adjustment to interest income was virtually unchanged from year-to-year.

The average balance sheets for the six-month periods ending June 30, 2008 and 2007 are reflective of the movement of assets from investment securities to loans and of deposits to higher yielding accounts. On the asset side, loans increased from 76% of average assets to 83%, and investment securities, including federal funds sold, dropped from 16% to 10%. Average non-earning assets for each year remained constant, at 5%.

We saw more movement on the liability side of the balance sheet. When compared to average assets, non-interest bearing demand deposits dropped from 17% in 2007 to 13% in 2008. NOW accounts, which are modestly priced compared to other interest bearing deposits, dropped from 5% to 4%. Savings accounts grew from 4% to 7%, with the growth in savings centered in a high-yield savings product that competes with premium money market accounts offered at other financial institutions. Money market account balances decreased from 13% to 9%, with some of that reduction attributed to the movement of funds to the high-yield savings product, which pays higher rates of interest at certain balance levels than does the money market product. Larger depositors moved funds out of “Securities Sold under Agreement to Repurchase” accounts because interest rates on those accounts are tied to U.S. Treasury-Bill yields, which declined throughout the year. As rates dropped, customers moved funds into higher yielding accounts, reducing Repurchase balances from 9% to 5% of the average balance sheet. As previously noted, the biggest change in liabilities was in certificates of deposit (“CDs”), which now fund 48% of the balance sheet, up from 39% one year ago.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the six-month periods ended June 30, 2008 and 2007, respectively, with dollars in thousands.

Table II

Change in net interest income	2008	2007	Variance	Change in income due to change in volume	Change in rate	Change in income 2008 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$295,828	$224,372	$71,456	2,456	-0.81%	(774)	1,682
Securities	29,865	35,728	(5,863)	(136)	-0.21%	(37)	(173)
Fed funds sold/interest bearing balances	6,244	12,510	(6,266)	(124)	-2.25%	(107)	(231)

Net change in total earning assets			59,327

Net change in income on total earning assets							1,278

LIABILITIES
NOW accounts	14,386	15,090	(704)	(4)	-0.23%	(16)	(20)
Money Market accounts	32,390	39,627	(7,237)	(83)	-0.72%	(127)	(210)
Savings accounts	24,675	12,222	12,453	113	0.93%	81	194
Time deposits	169,670	114,653	55,017	1,249	-0.24%	(131)	1,118
Securities sold under agreement to repurchase	19,070	25,191	(6,121)	(111)	-2.86%	(297)	(408)
Borrowed funds	12,045	4,800	7,245	175	-0.69%	(14)	161
Junior Subordinated Debentures	5,155	5,155	0	0	-0.04%	(1)	(1)

Net change, total interest bearing deposits			$60,653

Net change in expense on total interest bearing deposits							834

Net increase in net interest income							$444

Net interest income before the provision for loan losses for the six months ended June 30, 2008 increased by $444 thousand over the same period of 2007 as interest income increased $1.278 million and interest expense increased $834 thousand. The Bank earned an additional $2.196 million in interest income as a result of higher balances in asset accounts, offset by a reduction of $918 thousand due to a decrease in the average earnings rate. The Bank paid an additional $1.339 million in interest expense as a result of higher balances in liability accounts, offset by a reduction of $505 thousand due to a decrease in the average rate of interest paid on deposits and other liabilities.

The net interest margin as a percentage of earning assets for the six months ended June 30, 2008 was 3.85%, which was down from the 4.36% net interest margin reported for the six months ended June 30, 2007. Subject to competitive pricing in the Bank’s market and assuming the Federal Reserve does not cut interest rates further, the Bank’s management expects the net interest margin to improve as the year progresses. Restoration of the net interest margin to anywhere near the level enjoyed in 2007 is expected to be unlikely, however, without a series of rate increases by the Federal Reserve. Interest rate changes affect Bank assets earlier and to a greater degree than they do liabilities, as many of the Bank’s assets are variable rate and directly tied to the WSJ Prime Rate, which means that they will re-price immediately when the WSJ Prime Rate changes. A majority of the Bank’s liabilities are either fixed rate, as is the case for certificates of deposit, or are not directly tied to the WSJ Prime Rate, as is the case for money market, NOW and savings accounts. When the WSJ Prime Rate changes, existing certificates of deposit do not re-price at all and money market, NOW and savings accounts may not re-price immediately and, when they do re-price, may not reflect a change in rate equal to the change in the WSJ Prime Rate.

The Bank anticipates that, barring any further rate cuts by the Federal Reserve or any significant increase in problem loans, where the accrual of interest might be discontinued and/or reversed, the decrease in net interest margin that it has experienced over the past year or so has likely been fully realized and net interest margin is therefore not expected to decline further. Any rate increases by the Federal Reserve, without significant changes in other factors that affect net interest margin, would be expected to result in immediate improvement in the Bank’s net interest margin. Generally speaking, the Bank strives to maintain a neutral interest rate position and does not budget for either improvement or deterioration in net interest margin due to changes in market rates. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis performed by the Bank.

Rate Shock

The table below presents the results of the analysis performed on the Bank’s financial information as of June 30, 2008. Generally, the results of our analysis have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% and rate decreases of 0.50%, 1.00% and 1.50% were modeled. With the Federal Funds Rate currently at 2.00%, any reduction in rates of more than 1.00% seems unlikely; consequently, Bank management has determined that a rate reduction of 1.00% in this interest rate environment is a reasonable approximation of a rate reduction of 2.00% in a more normal interest rate environment. Based upon a hypothetical rate increase of 2.00% and a rate reduction of 1.00%, the results of the net interest income analysis performed as of June 30, 2008 are within established limits.

It is management’s goal to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more than a twenty-five percent change in economic value of equity, assuming rate increases of 1.00%, 2.00% and 3.00% and rate decreases of 0.5%, 1.0% and 1.5%. As with the analysis of the volatility of net interest income, Bank management has determined that a rate reduction of 1.00% in this interest rate environment is a reasonable approximation of a rate reduction of 2.00% in a more normal interest rate environment. The results of the economic value of equity analysis performed June 30, 2008, presented to illustrate the estimated effect of changing rates on book value of equity, are as follows:

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

June 30, 2008

($ in thousands)

Projected Interest Rate Scenario	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$15,883	$1,052	7.09%	$24,433	($6,759)	-21.67%
+200	15,613	782	5.27%	26,681	(4,511)	-14.46%
+100	15,294	463	3.12%	28,977	(2,215)	-7.10%
Base	14,831	0	0.00%	31,192	0	0.00%
-50	14,469	(362)	-2.44%	32,289	1,097	3.52%
-100	14,104	(727)	-4.90%	33,399	2,207	7.08%
-150	$13,753	($1,078)	-7.27%	$34,549	$3,357	10.76%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2007, presented below, the effect of a significant change in market rates of interest on net interest income as of June 30, 2008 has increased, while the effect on economic value of equity has decreased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2007 and June 30, 2008 is not considered an improvement if rates decline. If rates increase, 2008 net interest income results show improvement over the year-end analysis. Results for both periods are well within Board established guidelines.

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

December 31, 2007

($ in thousands)

Projected Interest Rate Scenario	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$14,057	$367	2.68%	$23,816	($6,847)	-22.33%
+200	13,945	255	1.86%	26,065	(4,598)	-15.00%
+100	13,825	135	0.99%	28,319	(2,344)	-7.64%
Base	13,690	0	0.00%	30,663	0	0.00%
-100	13,558	(132)	-0.96%	33,148	2,485	8.10%
-200	13,307	(383)	-2.80%	35,772	5,109	16.66%
-300	$12,876	($814)	-5.95%	$38,551	$7,888	25.72%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months YTD ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
	(Dollars in Thousands)		(Dollars in Thousands)
Average net loans for the quarter/YTD	$303,263	$225,207	$292,703	$221,713
Balance, beginning of period	2,879	2,630	2,711	2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS) *	211	248	267	199

Balance, beginning of period, including OBS reserve	3,090	2,878	2,978	2,785
Loan charge-offs:
Commercial	—	—	—	—
Real Estate	1	—	31	—
Installment & Credit Card	6	45	18	45

Total Charge-offs	7	45	49	45
Recoveries of loans previously charged-off:
Commercial	—	—	—	—
Real Estate	10	6	14	9
Installment & Credit Card	3	—	3	—

Total Recoveries	13	6	17	9

Net Charge-offs	(6)	39	32	36
Provision charged to expense	225	90	375	180

Balance, end of year, prior to adjustment for off-balance sheet items	3,321	2,929	3,321	2,929
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(96)	(236)	(96)	(236)

Balance, end of year	$3,225	$2,693	$3,225	$2,693
Ratio of (annualized) net charge-offs during period to average net loans outstanding	-0.01%	0.07%	0.02%	0.03%

The Bank recorded a provision for loan losses as of the six-month period ended June 30, 2008 of $375 thousand, which compares to $180 thousand recorded in the same period last year. The level of the provision in 2008 primarily reflects growth in the loan portfolio, rather than any significant change in overall portfolio credit quality. Bank management had originally planned to record a provision of $150 thousand to be added to the reserve each quarter in 2008. Because the loan portfolio grew at a significantly higher rate in the second quarter than was budgeted, Bank management increased the provision to $225 thousand for the quarter ended June 30, 2008, compared to $90 thousand recorded for the second-quarter of 2007. Assuming no adverse change in credit quality and modest loan growth throughout the remainder of the year, management now plans to expense $300 thousand in the third-quarter 2008, based on current loan portfolio balances. We expect that, even with nominal net loan losses, the provision will continue at this higher level throughout the remainder of 2008 and most, if not all, of 2009. Gross loans reported on June 30, 2008 were 38% higher than on the same date in 2007, while the allowance for loan losses only increased 19% (14% when off-balance sheet commitments are included). While we do not expect a direct correlation between the increase in loans and the increase in the allowance, Bank management would like to see, especially in the current economic environment, the two correspond more closely.

The Bank’s net loan loss as of the six months ended June 30, 2008 was $32 thousand, compared to a net loss of $36 thousand reported for the same period in 2007. Annualized net loan losses to average outstanding loans is 0.02% for the first six months of 2008, compared to 0.03% percent for the first six months of 2007. Net loss experience over the past five years is detailed in the Company’s Form 10-K for the year ended December 31, 2007 and has averaged approximately 0.12% per year.

The allowance for loan losses at June 30, 2008 was 1.01% of period-end (gross) loans compared to 1.17% at June 30, 2007. The reduction in the reserve from year-to-year is primarily the result of significant growth in the loan portfolio. Although management believes the balance in the reserve is adequate to cover potential losses within the loan portfolio, in order to maintain the balance in the reserve, management has increased the quarterly provision and has decided to slow loan growth over the remainder of the year. Management intends to slow the growth in net loans by reducing loan participations purchased and by increasing loan participations sold. At June 30, 2008, the allowance for loan losses as a percentage of nonperforming loans was 120% or 1.2 times the level of nonperforming assets; that compares to 303%, or 3.0 times the level of nonperforming assets, at June 30, 2007. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

	June 30, 2008		June 30, 2007
Allocation of balances in the ALLL, by category	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$559	17.33%	$530	19.69%
Secured by farmland (pass)	10	0.31%	2	0.07%
Home equity loans (pass)	81	2.51%	53	1.97%
Revolving loans secured by 1-4 family residential (pass)	9	0.28%	22	0.82%
Secured by multi-family residential (pass)	63	1.95%	67	2.49%
Secured by non-farm, non-residential real estate (pass)	1,023	31.73%	641	23.81%
Commercial and industrial loans (pass)	464	14.39%	340	12.63%
Loans to individuals (pass)	145	4.50%	116	4.31%
Credit card loans	58	1.80%	89	3.31%
All other loans and leases (pass)	3	0.09%	2	0.07%
Mortgage loans held for sale	—	0.00%	1	0.04%
Specifically Identified Potential Loss (1)	808	25.05%	749	27.82%
Supplementary Allowance/Non-specific Factors	2	0.06%	81	2.97%

	$3,225	100.00%	$2,693	100.00%

(1)

Classified and criticized loans are individually analyzed, at least quarterly, to determine loss potential. Allocated reserves related to classified and criticized loans, which includes impaired loans, are reported as “Specifically Identified Potential Loss.” While there may be a specific reserve for a loan, that does not necessarily mean that a loss on the loan is likely. When a loss on a loan is identified as likely, the loan is immediately written-down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	June 30
Non-performing assets	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$2,383	$854
Loans contractually past due ninety days or more as to interest or principal	5	36
Foreclosed assets	293	—

Total nonperforming assets	$2,681	$890
Ending assets	$368,335	$304,795
ALLL	$3,225	$2,693
Coverage	1.20	3.03

At June 30, 2008, nonperforming assets as a percentage of total assets was 0.73%. That compares to total nonperforming assets to total assets of 0.29% at June 30, 2007. Of the $2,383 thousand in non-accrual loans, one loan, in the amount of $1,691 thousand, representing 70% of total non-accrual loans, was placed on non-accrual during the second-quarter. This credit was originated by another financial institution, which retained a two-thirds ownership of the loan, selling a participation interest in the remaining one-third to the Bank. The balance on the loan is $5.1 million, of which $3.4 million is held by the originating bank and $1.7 million is held by the Bank. During March 2008, the property collateralizing the loan was appraised and the real estate collateral, was valued “as is,” at just over $7 million. Assuming the borrower does not cure the default, and under the current timeline, the originating bank is expected to take possession of the collateral through a foreclosure action early in the fourth-quarter. Because there is a loan-to-value of 73%, the Bank does not believe that there is significant loss exposure on this credit. The foreclosed assets of $293 thousand consist of a single-family residence upon which construction is nearly complete. Bank management believes that sale proceeds, net of expenses and selling costs, should be adequate to avoid additional loss on the foreclosed assets.

Potential Problem Loans

Bank management has identified two credit relationships where the borrowers face financial difficulties that may result in the placement of the associated loans on a non-accrual status and/or, over time, may cause the Bank to liquidate the collateral to ensure repayment of the loan.

The first relationship consists of four loans to a medical practice with a combined current balance of just under $1.9 million. One loan, in the amount of $400 thousand, was identified as a non-accrual loan prior to quarter-end and is included in the June 30, 2008 non-performing assets. This medical practice generates a level of cash flow that should be sufficient to service all outstanding debt and the borrower is making certain administrative adjustments that should enable it to bring its obligations current by no later than the end of the third-quarter. It is the Bank’s policy to classify loans that are past due for 90 days or more as non-accrual loans. Therefore, if the borrower falls behind by 90 days or more before it is able to correct its cash flow problems, the Bank may have to classify $1.5 million of the loans to this borrower as non-accrual loans during the third-quarter. Commercial real estate pledged as collateral to secure the loan is valued at $2.1 million; the Bank holds a first lien position on the properties pledged as collateral. Non-real estate collateral is valued at $200 thousand. The loans are guaranteed by the principals of the medical practice. The Bank believes that there is a low probability of loss on these loans. The worst-case loss, discounting the principals’ guarantee, is not estimated to exceed more than approximately 10% of the total amount outstanding, or, $190 thousand.

The other relationship consists of three loans to a builder of residential properties in the Bank’s market area. The combined current balance on the loans is about $3.7 million. Collateral securing the loan consists of 47 single-family building lots and seven completed single-family residences, with the combined collateral value exceeding $4.4 million. The Bank holds a first lien position on these properties. The principal in the relationship has personally guaranteed all loans and is cooperating with the Bank in the liquidation of the collateral. Currently, the Bank believes that net proceeds, after deducting expenses and sales costs, from the sale of all of the collateral will be about $3.8 million. Management has estimated that the worst-case loss, discounting the principal’s guarantee, will not exceed approximately 10% of the total amount outstanding, or, $370 thousand.

If both of these relationship were placed on non-accrual, and any sales proceeds are inadequate to recapture interest owing at the time of sale, Bank net income would be expected to be reduced by about $20 thousand per month.

Non-interest Income

For the six months ended June 30, 2008, non-interest income was $1,219 thousand, an increase of $106 thousand, or 10%, from the same period in 2007. Comparing 2008 to 2007, the change to non-interest income came primarily from increased net charges on non-sufficient funds checks that consisted of overdrafts and returned items presented against customer checking accounts, and increased interchange income earned from ATM and debit card fees. These increases contributed $109 thousand and $35 thousand, respectively, to the Bank’s non-interest income.

Several investment securities that had been bought at a discount were called in the second-quarter and the remaining $18 thousand in discounts that had not yet been taken were recorded as part of non-interest income when the securities were called. Income from account service charges and sundry recoveries increased about $8 thousand each, year-over-year. Non-interest income from the origination and sale of residential mortgages was $259 thousand for the six months ended June 30, 2008, down $65 thousand from the same period as in the prior year due to a slower real estate market.

Non-interest income throughout the remainder of the year is expected to remain consistent with 2008 results to date.

Non-interest Expense

For the six months ended June 30, 2008, non-interest expense was $5.84 million, an increase of $703 thousand, or 14%, over the same period in 2007. Year-over-year, the largest increase in non-interest expense was recorded in salaries and employee benefits, which were $410 thousand higher for the six months ended June 30, 2008 compared to the same period in 2007. Salaries and benefits paid to employees of new branches opened in late 2007 contributed $169 thousand of the increase in this expense category. As a result of significant new loan production that occurred during the last-half of 2007 and the first-half of 2008, the Bank paid an additional $84 thousand in incentive commission to lending officers. Salary increases for existing employees during the period ended June 30, 2008 were generally in the 4%-5% range. Occupancy, premises and equipment expense in 2008, including depreciation expense, was $134 thousand higher than in the same period last year; the addition of two branches to the Bank’s branch network, contributed $131 thousand of the increase. The other significant increase in non-interest expense relates to premiums paid for Federal Deposit Insurance Company (“FDIC”) insurance, which increased by $95 thousand year-over-year. This increase in premium expense was due to the fact that the Bank has fully utilized any credits that it previously was able to apply to insurance premiums and because of a significant increase in the amount of insurable deposits that it is required to insure. The Bank qualifies to pay FDIC premiums at the lowest rate tier available. The remaining increase of $64 thousand is disbursed among a variety of line items and results from growth in assets and the number of Bank customers.

Non-interest expense is expected to continue to run significantly higher throughout the remainder of the year than for the same period in the prior year because of the Bank’s recent additions of branches and personnel. The increase in budgeted non-interest expense is intended to position the Bank to increase revenues and net income in future years.

BALANCE SHEET

Loans

At June 30, 2008, the Bank reported $315.7 million in net loans, including loans-held-for-sale. This is an increase of $38.8 million and $87.7 million, or 14% and 38%, respectively, over loans reported at December 31, 2007 and June 30, 2007.

In-house net loan production during the six months ended June 30, 2008 was running ahead of expectations by about $12 million as of the end of the second quarter. The Bank also purchases loan participations from other community financial institutions and those balances have increased by about $7 million since December 31, 2007, to a total of $47 million. Management did not expect either an increase or decrease in loan participations purchased during 2008. The Bank had budgeted loan growth in excess of 14% for the year, which was equal to about $40 million in loan growth. Because loan growth in the first-half of 2008 effectively met budget for the entire year, Bank management has decided to slow loan growth over the remainder of the year. In order to continue to establish new customer relationships and book new loans, the Bank plans to allow participations purchased to decrease by allowing the approximately $12 million in purchased loans that mature prior to year-end to mature without being replaced by other participations. Maturing participations will instead be replaced with loans originated in the Bank’s local market. Additionally, the Bank plans to sell participations in existing loans and newly originated loans to other financial institutions.

Combined with scheduled amortization in the existing loan portfolio and pre-payments that typically occur, management believes that there will be adequate opportunity to allow the Bank’s lending officers to continue to market the Bank’s products aggressively, without significant growth in the loan portfolio through year-end. Management expects non-interest income should improve as a result of these actions because the Bank will be able to retain a servicing fee for loan participations sold.

Competition in the Bank’s primary market area resulted in downward pressure on loan rates and lower market rates of interest prompted some borrowers to request interest rate reductions on existing fixed rate loans throughout most of the first-half of 2008. Late in the first-half competitive pressures eased, due to the general turmoil in the financial markets and because several of the Bank’s competitors had to focus on their own internal problems that were aggravated by aggressive competition for loans. A number of competitors, in fact, have decided to shrink their loan portfolios, which provides an opportunity to the Bank to look at relationships with customers displaced from those institutions. Unfortunately, the Bank’s capital position limits its ability to avail itself of that opportunity because the Bank does not have excess capital. Therefore, in order to avoid a deterioration of the Bank’s capital levels, the Bank’s ability to take on new business is limited to an amount that is supported by its earnings. This constraint is discussed in more detail, below, under “Capital Resources of the Company.”

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 14.6%, 14.1% and 11.2% of total loans outstanding at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to any one borrower. The Bank is interested in buying such participations because they are better performing assets, when compared to other investment options and because the participations help diversify the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased and, instead, relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

As the Bank has grown in asset size and as it has expanded its footprint in its primary market area, the opportunity to develop new customer relationships in its primary market has, likewise, expanded. Because capital constrains the amount that the Bank can grow in any given year, the Bank intends to de-emphasize this line of business and, in fact, will allow the portfolio of loan participations purchased to decrease. It is management’s intent to allocate the cash that becomes available to loan production in the Bank’s primary market as purchased loan participations mature or are otherwise paid off.

Credit quality and maintaining an appropriate loan structure are important priorities for the Bank. The Bank therefore avoids acquiring credits that do not meet its standards for loan quality. In addition, the Bank seeks to avoid acquiring credits that are not appropriately priced for the Bank’s business model or where other conditions of the loan are not, in the Bank’s opinion, consistent with sound lending practices. It is Bank management’s intent to curtail loan production and Bank asset growth if it becomes apparent that such growth is dependent upon booking credits that do not meet its credit quality or loan structure standards.

For the remainder of this year, and, to the extent that the general business climate over the next few years can be forecast, Bank management believes that there is ample opportunity for quality loan growth in its market area. While the Bank expects to have ample opportunity to originate new loans in its market area, the amount of net new loans that the Bank will be able to hold on its balance sheet will be determined, at least over the near term, by capital increases resulting from net income. Currently, the Bank’s existing capital is fully leveraged and current conditions in the financial markets are not favorable for capital generation. Therefore, the Bank intends to implement a program of selling loan participations and expects to concentrate on other types of loans, such as small business administration loans, that are marketable in established and liquid markets.

Securities

As of June 30, 2008, the Bank had $15.7 million in securities classified as available-for-sale and $7.7 million in securities classified as held-to-maturity. All of these securities are pledged as collateral to secure or support: public deposits in Washington and Idaho; the Bank’s repurchase account program; balances in the Bank’s Treasury, Tax and Loan deposit account with the Federal Reserve Bank of San Francisco; and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one corporate bond in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies, and Government Sponsored Enterprises or, in the held-to-maturity portfolio, municipal governments.

The securities portfolio has decreased in size by $13.1 million during 2008. The primary driver behind the decrease was a $10.4 million decrease in balances in Securities Sold under Agreement to Repurchase, discussed below under “Liquidity.” The decrease in Securities Sold under Agreement to Repurchase is the result of a significant decrease in the rate that the Bank pays on these liabilities, which is tied to the yield on U.S. Treasury securities. This rate decrease prompted some customers to move their funds into deposit accounts that provide a higher yield. The reduction in balances in Securities Sold under Agreement to Repurchase accounts freed up investment securities that otherwise would have been pledged as collateral to secure these accounts. Investment securities that no longer needed to be pledged as collateral were converted to a higher yield as they matured or were called by investing the proceeds into loan production.

Deposits

At June 30, 2008, after eliminating deposits of the parent holding company, the Bank reported $298.6 million in deposits. This is an increase of $26.0 million and $59.0 million, or 9.6% and 24.6%, respectively, over deposits reported at December 31, 2007 and June 30, 2007.

Deposit growth for the six months ended June 30, 2008 was especially strong for savings accounts, which are up $15.8 million for the year, an increase of 95.0%. Most of the growth in savings is attributed to the movement of deposits from Money Market and Repurchase accounts into the Bank’s high-yield savings account. Certificates of deposit grew $11.9 million or 7.3%, with $9.5 million in the over $100 thousand category and $2.4 million in the under $100 thousand category. Money market accounts declined by $1.7 million or 5.1% and NOW accounts declined by $400 thousand, or 2.7%. Non-interest bearing demand deposits grew by $400 thousand or 0.9% from the same period in 2007.

Deposit rates have been slow to decline during most of the first half of 2008. By the end of the second-quarter, however, rate competition in the local market had eased somewhat. Although rate competition had not eased enough for the Bank to consider lowering rates on existing transaction accounts, such as NOW and money market accounts, the pressure to increase rates on new and maturing certificates of deposits eased during the second quarter. National CDs continue to command a premium, as a number of financial institutions, nationally, continue to experience liquidity issues and bid up the price of certificates offered through brokers or on national rate listing services. In order to retain existing deposits, and to attract new deposits, the Bank must remain competitive on deposit rates.

Because of relatively high rates being offered in the Bank’s market, and due to movement by customers from lower paying deposit products to higher paying products, the cost of interest bearing funds in the first-quarter 2008 was 0.20% higher than for the same quarter in the prior year while in the second-quarter, with rate pressure easing somewhat, the average rate paid on interest bearing deposits dropped from 3.90% in the first-quarter to 3.59%. The second-quarter drop in deposit rates brought the cost of interest bearing deposits as of June 30, 2008 to 3.74%, compared to 3.77% for the first six months of 2007.

About $60 million of the Bank’s certificates of deposit are scheduled to mature in the final six months of 2008 and will be replaced or will be renewed at lower rates of interest, assuming no significant change in market rates of interest. As an alternative to renewing these maturing CDs, the Bank could elect to replace them with borrowed funds, most likely from the FHLB; that is, the Bank could decide to allow deposits to decrease while increasing borrowed funds by a like amount without impairing its ability to fund loans or other earning assets. In either case, the Bank should benefit from the renewal or replacement of these funds; applying current FHLB rates to the remaining term of these liabilities results in a reduction in interest expense of just over $60 thousand per month. Of course, maturing deposits will not likely be completely replaced by borrowed funds; the actual savings, if any, to the Bank will depend upon how many certificates renew or are replaced with borrowed funds, as well as the terms and conditions of the renewed certificates and/or borrowed funds.

Savings accounts grew due to depositor preference for the Bank’s high yield savings account that pays up to 3.1% interest on savings accounts with balances in excess of $100 thousand. Savings are expected to continue to grow as existing customers continue to move funds into the high yield savings account and because that account is highly competitive with savings and premium Money Market accounts offered by competitor institutions.

Combined, interest-free checking and NOW accounts were virtually unchanged from year-end. New deposit growth at the two branches added in late 2007 was offset by movement of deposits into higher yielding products and/or lower balances in existing accounts.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at June 30, 2008. Most of the proceeds from the debentures have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures had an interest rate of 5.95% that is fixed through June 30, 2010. As of June 30, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 9 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual report on Form 10-K, as filed with the SEC on March 21, 2008.

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2007 through June 30, 2008 (dollars in thousands):

Beginning capital December 31, 2007	$27,346
Additions relating to equity-based compensation	52
Additions due to shares issued under the Director Stock Compensation Plan	69
Net income for period ended June 30, 2008	938
Change in accumulated other comprehensive loss	(51)
Cash dividends paid to shareholders	(474)

Ending capital June 30, 2008	$27,880

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation, which is the FDIC’s highest rating. A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At June 30, 2008, the Bank’s total capital to risk weighted assets was 10.23%, compared to 11.41% at December 31, 2007 and 12.77% at June 30, 2007.

The reduction in the total capital to risk weighted asset ratio from period to period is the result of a significant increase in loans and, to a lesser effect, a decrease in the Bank’s investment portfolio. The total capital to risk weighted asset ratio is calculated by dividing total capital by assets that have been risk weighted according to regulatory guidelines. In June 2007, the Bank’s total capital (basically, common stock, retained earnings and the ALLL) was just under $32 million and risk-weighted assets were just over $249 million. Over the past year, total capital has increased to just over $34 million, but risk-weighted assets increased to almost $335 million (primarily due to an increase in loans of $88 million). The reduction in the Bank’s total capital to risk weighted asset ratio to 10.23% leaves the Bank “well capitalized,” but without much margin.

To provide an appropriate margin over the 10% requirement to be considered “well capitalized,” the Company has decided to pursue a loan of between $3 million and $5 million; with the majority of loan proceeds to be invested into the Bank as “additional paid-in capital.” A $3 million investment would increase Bank capital to just under $38 million and increase the total capital to risk weighted asset ratio by about 0.89%. Exclusive of other changes since quarter-end, the Bank’s total capital to risk weighted asset ratio would increase to 11.12%; a $5 million investment would increase the Bank’s total capital to risk weighted asset ratio even more. Bank management believes that a total capital to risk weighted asset ratio of 11.12% is appropriate to support the existing level and quality of the Bank’s assets. While holding company debt can be structured to qualify as holding company capital for the purpose of computing regulatory capital ratios, Company management anticipates that any holding company debt incurred this year will not be structured to serve as regulatory capital; consequently, new holding company debt will not improve the Company’s capital ratios. In fact, new holding company debt will result in a reduction to the Company’s total capital to risk weighted asset ratio because Company assets will increase, without a concurrent increase in Company capital. Exclusive of other changes since quarter-end, the Company’s total capital to risk weighted asset ratio would decrease from 10.73% to 10.64% if the Company obtains a $3 million loan and 10.57% if the Company obtains a $5 million loan, and assuming in each case that the full amount of the loan would be down-streamed to the Bank. Company management has investigated the availability of a holding company loan, believes that it can obtain such a loan under reasonable terms and conditions and is currently in the process of negotiating those terms and conditions; however, there is no guaranty that the Company will, in fact, be able to obtain a loan in this or any other amount under terms and conditions acceptable to the Company. In that event, Company management will focus on other options to enhance or maintain the Bank’s capital position.

Other options available to the Company include shareholder rights offerings, private placements or a public offering. However, the current economic environment makes capital production through those sources extremely expensive and difficult to effect. To maintain the total capital to risk weighted asset ratio at an appropriate level, Bank management intends to restrain asset growth to a level that earnings will support. As a rough approximation, assets can grow at about 10 times earnings without negatively affecting the total capital to risk weighted asset ratio; that is, the Bank can grow about $10 million for every $1 million that it earns. As previously discussed, loan production will likely outpace the Bank’s ability to increase assets. Bank management intends to address this issue through the sale of whole loans and/or loan participations, which should enhance non-interest income.

Historically, the Company’s Board of Directors schedules its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2008 was $0.20; the increase in the 2008 cash dividend over the cash dividend paid in 2007 is 11%. The cash dividend was paid on June 13, 2008 to shareholders of record as of May 9, 2008 and represented a payout of 17.9% of the Company’s prior-year net income. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. Because the Company currently only pays a cash dividend annually, the Board of Directors has not considered whether the Company should take similar action with respect to a cash dividend in 2009. A discussion about whether and to what extent a cash dividend in 2009 would be appropriate will likely take place after the end of the first-quarter 2009 and by that time it is anticipated that national and/or local economic conditions will have changed significantly and/or considerably better information as to the state of the economy will be available.

Accelerated asset growth over the past year has resulted in Bank capital being fully leveraged as of June 30, 2008. Until such time as capital market conditions improve, which would allow the Company to consider obtaining additional capital beyond what is provided by retained earnings, the Bank’s continued growth will be limited to that level of growth that can be achieved without causing deterioration in its capital ratios, particularly the total capital to risk weighted asset ratio.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2008, the Bank had $108 million in commitments to extend credit. The distribution of loan commitments, both as to type and quality, generally mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2008, the Bank had issued $3.2 million in letters of credit. The approximately $2 million increase in letters of credit from year-end was due to the issuance of a letter of credit in that amount for one customer. The letter of credit is fully secured by funds on deposit at the Bank.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lending officers limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at June 30, 2008 are included in the amount disclosed under commitments to lend, listed above.

LIQUIDITY

Liquidity is the term used to define the Bank’s ability to meet its financial commitments. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, and loan payments received. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and some time deposits with balances under FDIC insured limits. Certain sources of funding, in excess of FDIC insured limits, are analyzed to determine volatility over periods of time of one year or more. A portion of those funds may be considered non-volatile, based on the analysis, and will have many of the characteristics generally associated with core deposits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has had more to do with pricing than with availability. Federal Home Loan Bank borrowings, and unsecured overnight fed funds borrowings are referred to as alternative funding sources.

The Company, apart from the Bank, does not currently have meaningful funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source. The funds almost always come from credit unions and currently represent about 8% of total deposits. Public funds contribute another 4% to deposits and consist of funds deposited by the States of Washington and Idaho. Public funds are stable, remaining with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds. The state of Washington sets the rates for its deposits, while the state of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. Brokered deposits, discussed below, fund about 8% of the Bank’s assets as of quarter-end. The remaining deposits, 80%, are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending June 30, 2008 concludes that the $77 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 55%/45% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile, however, the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending June 30, 2008, about $17 million, is split between reliable funds and volatile funds at better than a 9 to 1 ratio. If properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, because a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts, which are collateralized at a minimum of 105% of repurchase account balances. Because of the effect of repurchase account balances on liquidity, the Bank is encouraging customers to move repurchase account balances to other types of deposit accounts unless the customer’s primary concern is collateral coverage of their balances.

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank invested in two new branches in 2007, a 20% increase in its branch network, with the primary reason being the generation of additional deposits. In June 2008, the Bank relocated its Indian Trail branch from a grocery store location into a new stand-alone facility. The Bank plans to relocate one additional branch by year-end 2008. Both relocations are intended to enhance the Bank’s market share and gather additional deposits. The Bank historically has been successful in funding its asset growth with local deposits. Funds borrowed from other financial institutions, including the FHLB, support just under 5% of the balance sheet and other non-local funds support 16%. Because of accelerated loan production, the Bank had to increase its reliance on borrowed funds and non-local deposits, including brokered deposits over the past year. As in-market deposit production at the two new Idaho branches that opened in late 2007, and the two Washington branches that were relocated in 2008, becomes meaningful, the Bank should be able to allow borrowed funds and non-local deposits to fund a smaller percentage of the balance sheet.

Brokered funds have become an important source of liquidity to community banks over the past few years and, properly structured, should represent a reliable and predictable source of funding. The Bank has entered into agreements with two providers of brokered funds; one provider is a Bankers Bank, in which the Bank is a shareholder, the other provider has been utilized by the Bank for securities sales and purchases for a number of years. When the Bank is in need of funds for investment into loans or other assets, it informs the provider of the amount and the terms of CDs it is willing to issue. The provider, through a network of investment brokers, will use its best efforts to market Bank issued CDs to individuals and businesses, typically in amounts under the FDIC insurance limit. Upon completion of the offering the Bank issues one CD for the full amount of the offering and then the CD is forwarded to CEDE & Company, as custodian for the beneficial owners. The firm that the Bank utilizes for the offering, as well as the investment brokers who sell the CDs to their clients, are compensated through a placement fee that adds about 0.25% to the cost of the CDs; therefore, the all-in cost of the CD to the Bank equals the quoted rate on the CD plus about 0.25%. Currently, the all-in cost of brokered CDs is higher than the cost of borrowing funds from the FHLB or issuing CD specials in the Bank’s market area. While the Bank had not previously relied on brokered CDs to fund its assets, significant loan growth in the last-half of 2007 was funded, to a significant degree, by brokered deposits. At the end of the second-quarter 2008, brokered CDs totaled just over $23 million. The Bank will limit most of its brokered CD production to CDs that are not redeemable prior to maturity, except in the case of the death or declaration of incompetence of the beneficial owner; by so doing, the CDs become a reliable and predictable source of funding. The Bank’s Board of Directors has approved the use of brokered CDs in an amount not to exceed 30% of total deposits.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on June 30, 2008 balances concluded that the Bank had access to funds equal to about 34% of its quarter-end total assets. This liquidity ratio includes additional funds that the Bank could borrow from the FHLB if it purchased additional FHLB stock. The Bank owns a little over $700 thousand in FHLB stock. To access additional loans from the FHLB, the Bank would have to buy FHLB stock in an amount that is approximately equal to 4.5% of the new funds borrowed. Bank management does not anticipate purchasing additional FHLB stock in excess of $425 thousand without additional discussion with the Bank’s Board of Directors.

The Bank has a borrowing limit with the FHLB equal to 15% of total assets. At June 30, 2008, the borrowing line was approximately $55 million. However, two factors limit the availability of the FHLB line: (1) the value of collateral pledged; and, as previously noted (2) the amount of FHLB stock owned. At June 30, 2008, the Bank had pledged collateral that supported about $49 million in borrowings. Deducting amounts already borrowed from the FHLB, additional borrowings at June 30, 2008 were limited to just over $32 million, assuming additional stock equal in amount to 4.5% of the newly borrowed funds is purchased. At June 30, 2008, the Bank had established unsecured overnight lines totaling $26.5 million with various correspondent banks, with nothing advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In addition to consolidated net income of $938 thousand for the six months ended June 30, 2008, the Bank relied on an increase in borrowed funds of $8.6 million, increased deposits of $26.1 million, offset by a decrease in repurchase accounts of $10.4 million, and a decrease in securities owned of $13.0 million to cover net loan growth (including loans held for sale) of $38.8 million and investment in fixed assets of $3.7 million. Cash and due from banks can vary significantly from day-to-day, but was down $1.5 million at June 30, 2008 when compared to the year ended December 31, 2007. A decrease in Federal Funds Sold of $3.3 million added to funds available for investment into loans. Other sources and uses of funds were not material or are considered to be temporary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for the Company because the Company qualifies as a smaller reporting company, as that term is defined by the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of June 30, 2008, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject, other than ordinary routine litigation incidental to the business of banking. No material loss is expected from any of such pending claims or lawsuits.

Item 1a.	Risk Factors

Not required for the Company because the Company qualifies as a smaller reporting company, as that term is defined by the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second-quarter of the 2008 fiscal year, the Company issued 5,500 shares of common stock to non-employee directors pursuant to the Company compensation plan for non-employee directors. This plan provides for the issuance of 400 shares annually to each non-employee director, with an additional 100 shares to each committee chairperson (if the committee meets four or more times per year) and an additional 200 shares to the chairperson of the Board of Directors of the Company. If a director has not completed twelve months of service prior to the annual shareholder meeting, the director is compensated on a pro-rata basis. Director shares were valued at $12.60 per share and an expense of $69,300 is included in “Other operating expense” in the Consolidated Statements of Income.

The Registrant believes that the issuance of these shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held on Monday, May 19, 2008. At the annual meeting there were a total number of 2,361,746 shares eligible to vote, of which 1,825,447 were received or cast at the meeting. The result of the vote on the election of directors was as follows:

The following individuals were elected as directors:

	FOR		AGAINST		WITHHELD
	# of votes	Percentage of shares outstanding	# of votes	Percentage of shares outstanding	# of votes	Percentage of shares outstanding
Dwight B Aden Jr	1,811,093	76.7%	14,353	0.6%	—	0.0%
Harlan D Douglass	1,808,854	76.6%	16,592	0.7%	—	0.0%
Freeman B Duncan	1,811,093	76.7%	14,353	0.6%	—	0.0%
Donald A Ellingsen	1,797,084	76.1%	28,362	1.2%	—	0.0%

The terms of Directors Katie Brodie, Randall L. Fewel, Clark H. Gemmill, Bryan S. Norby Richard H. Peterson, Frederick M. Schunter, William E. Shelby and Jennifer P. West continued.

In addition to the election of Directors described in the proxy material furnished to the shareholders pursuant to Regulation 14A, the shareholders also ratified the selection of Moss Adams, LLP, 601 West Riverside Avenue, Suite 1800, Spokane, Washington 99201-0663, as independent public accountants for the Company for the fiscal year ending December 31, 2008. 1,821,646 shares were voted in favor of the ratification with 3,801 shares being voted against and zero shares withheld, including abstentions and broker non-votes.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit 3.1.1	Articles of Incorporation of the Company. Filed as Exhibit 3.1.1 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 3.1.2	Amendment to Articles of Incorporation of the Company. Filed as Exhibit 3.1.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 3.1.3	Amendment to Articles of Incorporation of the Company. Filed as Exhibit 3.1.3 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 4.1	Reference is made to exhibits 3.1.1, 3.1.2, 3.1.3, and 3.2.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Christopher C. Jurey, Chief Financial Officer, pursuant to 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 11, 2008	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: August 11, 2008	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer