Form 10-Q
period 2008-09-30
NORTHWEST BANCORPORATION INC
filed 2008-11-10
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

- or -

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The Registrant has a single class of common stock, of which there were 2,367,246 shares issued and outstanding as of November 6, 2008.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

Unaudited

(Dollars in thousands)

	September 30 2008	December 31 2007
Assets
Cash and due from banks	$6,357	$8,155
Federal funds sold/interest bearing balances at other financial institutions	997	4,116
Securities held-to-maturity (fair value, $7,632 and $7,693, respectively)	7,629	7,650
Securities available-for-sale (amortized cost, $18,403 and $28,714, respectively)	18,529	28,910
Federal Home Loan Bank stock, at cost	924	646
Loans, net of allowance for loan losses of $3,488 in 2008 and $2,711 in 2007	331,538	274,713
Loans held for sale	853	2,226
Accrued interest receivable	1,535	1,519
Foreclosed real estate and other repossessed assets	299	6
Premises and equipment, net	15,236	10,134
Bank owned life insurance	3,659	3,560
Other assets	2,175	2,081

TOTAL ASSETS	$389,731	$343,716

Liabilities
Noninterest bearing demand deposits	$54,540	$45,623
Money Market accounts	32,947	32,308
NOW accounts	13,311	14,533
Savings accounts	35,603	16,602
Time Certificates of Deposit, $100,000 and over	71,653	67,020
Time Certificates of Deposit, under $100,000	101,858	96,454

TOTAL DEPOSITS	309,912	272,540
Securities sold under agreement to repurchase	15,424	26,760
Federal Funds Purchased	8,910	0
Borrowed funds	16,283	8,486
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Other borrowings	2,941	0
Accrued interest payable	876	1,170
Other liabilities	1,518	1,660

TOTAL OTHER LIABILITIES	51,706	43,830

TOTAL DEPOSITS & OTHER LIABILITIES	361,618	316,370

Shareholders’ Equity
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,367,246 on September 30, 2008 and 2,361,746 on December 31, 2007	23,185	23,039
Retained earnings	4,845	4,178
Accumulated other comprehensive income, net of tax effect of ($43) for 2008 and ($66) for 2007	83	129

TOTAL SHAREHOLDERS’ EQUITY	28,113	27,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$389,731	$343,716

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(Dollars in thousands, except number of shares and per share information)

	Three months ended September 30		Nine-months, year-to-date, ended September 30
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$5,583	$4,928	$16,302	$13,965
Interest on securities	305	507	992	1,367
Interest on federal funds sold	13	88	103	409

TOTAL INTEREST INCOME	5,901	5,523	17,397	15,741
Interest Expense
Interest on deposits	2,254	1,873	6,763	5,300
Interest on securities sold under agreement to repurchase	57	327	205	883
Interest on borrowed funds	303	141	754	432

TOTAL INTEREST EXPENSE	2,614	2,341	7,722	6,615
NET INTEREST INCOME	3,287	3,182	9,675	9,126
Provision for loan losses	625	90	1,000	270

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,662	3,092	8,675	8,856
Noninterest Income
Fees and service charges	344	220	898	656
Net gain from sale of loans	88	155	347	479
Other noninterest income	210	183	616	536

TOTAL NONINTEREST INCOME	642	558	1,861	1,671
Noninterest Expense
Salaries and employee benefits	1,679	1,447	5,023	4,381
Occupancy, premises & equipment expense	278	249	845	752
Depreciation and amortization expense	220	137	569	416
Other operating expense	814	702	2,394	2,123

TOTAL NONINTEREST EXPENSE	2,991	2,535	8,831	7,672
INCOME BEFORE PROVISION FOR INCOME TAX EXPENSE	313	1,115	1,705	2,855
Provision for income tax expense	110	367	564	955

NET INCOME	$203	$748	$1,141	$1,900

Weighted average shares outstanding	2,367,246	2,354,563	2,364,817	2,351,633
Basic earnings per share	$0.09	$0.32	$0.48	$0.81

Weighted average shares outstanding	2,367,246	2,354,563	2,364,817	2,351,633
Effect of dilutive securities	10,280	35,343	17,807	37,778

Weighted average shares outstanding, adjusted for dilutive securities	2,377,526	2,389,906	2,382,624	2,389,411
Earnings per share assuming full dilution	$0.09	$0.31	$0.48	$0.80

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Unaudited

(Dollars in thousands)

As of September 30, 2008

	Total	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Comprehensive Income
Balance, December 31, 2006	$24,521	$20,821	$3,889	($189)
Net income 2007	2,638		2,638		$2,638
Stock repurchased	(3)	(3)
Stock options exercised	80	80
Stock issued due to stock grants	3	3
Stock issued to directors	73	73
Equity based compensation expense	98	98
Tax benefits of exercised options	25	25
5% stock dividend	0	1,942	(1,942)
Fractional shares paid in cash	(4)		(4)
Cash dividend ($0.18 per share)	(403)		(403)
Change in unrealized losses on available for sale securities, net of taxes	318			318	318

Comprehensive income					2,956

Balance December 31, 2007	27,346	23,039	4,178	129
Net income, 2008, year-to-date	1,141		1,141		1,141
Stock issued to directors	69	69
Equity-based compensation expense	77	77
Cash dividend ($0.20 per share)	(474)		(474)
Change in unrealized gain on available for sale securities, net of taxes	(46)			(46)	(46)

Comprehensive income					$1,095

Balance, end-of-quarter, September 30, 2008	$28,113	$23,185	$4,845	$83

Disclosure of 2008 reclassification amount:
Unrealized holding gain on available for sale securities	($70)
Reclassification adjustment for gains realized in income	0

Net unrealized gain	(70)
Tax effect	(24)

Net of tax amount	($46)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

Unaudited

(Dollars in thousands)

	Nine-months, year-to-date, ended September 30
	2008	2007
Net income	$1,141	$1,900
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,000	270
Depreciation and amortization	569	416
Net decrease in loans held for sale	1,373	798
Net increase in bank owned life insurance	(99)	(96)
Foreclosed real estate activity (net)	(293)	0
Change in assets and liabilities:
Accrued interest receivable	(16)	(372)
Other assets	(348)	(111)
Interest payable	(294)	132
Other liabilities	(142)	315
Equity-based compensation expense	77	69

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,968	3,321
Cash flows from investing activities:
Net (increase)/decrease in federal funds sold/interest bearing balances at other financial institutions	3,119	(1,736)
Net (increase)/decrease in investment securities	10,332	(7,531)
Net increase in loans	(57,825)	(34,573)
Purchase of premises and equipment net of gain or loss on asset disposal	(5,671)	(1,804)

NET CASH USED BY INVESTING ACTIVITIES	(50,045)	(45,644)
Cash flows from financing activities:
Net increase in deposits	37,372	38,884
Net increase/(decrease) in securities sold under agreement to repurchase	(11,336)	6,016
Net increase/(decrease) in federal funds purchased	8,910	(3,630)
Repayment of borrowed funds	0	(2,814)
Proceeds from issuance of borrowed funds	10,738	0
Cash received from stock sales	69	102
Cash paid to repurchase stock	0	(3)
Cash dividend paid	(474)	(408)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,279	38,147
Net decrease in cash and cash equivalents:	(1,798)	(4,176)
Cash and due from banks, beginning of year	8,155	12,132

CASH AND DUE FROM BANKS, END OF PERIOD	$6,357	$7,956
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$8,016	$6,483

Income taxes	$704	$827

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	($46)	$31

Acquisition of real estate and other repossessed assets in settlement of loans	$299	$0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Per share data is in actual dollars, other amounts are in thousands or millions, as noted)

Unaudited

NOTE 1.	Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

Restricted stock-award activity in 2007 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2007. There have been no restricted stock-award grants in 2008. Likewise, no shares have been issued in 2008 in connection with previously granted restricted stock-awards. The number of restricted stock-awards outstanding as of September 30, 2008 is as follows:

	Number of shares	Weighted average fair value at date of grant
Outstanding at December 31, 2006	10,658	$17.11
Granted	5,050	13.34
Forfeited	-567	17.11
Exercised	-168	17.11

Outstanding at December 31, 2007	14,973	$15.84

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at September 30, 2008	14,973	$15.84

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

The number of stock options outstanding and exercisable as of September 30, 2008 is as follows:

	Shares actual	Weighted- average exercise price
Outstanding options, December 31, 2007	125,988	$10.25
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding options, September 30, 2008	125,988	$10.25

Options exercisable, September 30, 2008	110,002

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

Most of the securities in the Bank’s investment portfolio are classified as available-for-sale and are stated at fair value, and unrealized holding gains and losses, net of related deferred taxes, are reported as a separate component of shareholders’ equity. Realized gains or losses on available-for-sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective yield method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity any remaining premium or discount is reported as non-interest income; un-accreted discount on called securities will increase non-interest income, unamortized premium on called securities will reduce non-interest income. There were no securities sold in the three months or nine months ended September 30, 2008 and 2007; consequently, there were no gains or losses included in non-interest income due to the sale of securities. Several securities were called prior to maturity during the nine-month period ended September 30, 2008; remaining discounts on those securities resulted in $18 thousand in non-interest income for that period. Carrying amounts and fair values at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
Obligations of federal government agencies	$8,491	$8,536	$23,466	$23,636
US Treasury securities	2,997	3,000	2,964	2,970
Mortgage backed securities	6,415	6,542	1,784	1,821
Corporate Bonds	500	451	500	483

TOTAL	$18,403	$18,529	$28,714	$28,910

Available-for-sale marketable equity securities [1]	$250	$250	$250	$250

Securities held-to-maturity:
Obligations of states, municipalities and political subdivisions	7,629	7,632	7,650	7,693

TOTAL	$7,629	$7,632	$7,650	$7,693

Equity securities with a limited market [2]	$395	$395	$395	$395

(1)	Represents those available-for-sale marketable equity securities that are recorded in “Other Assets” on the Consolidated Balance Sheet. Securities consist of a $250 thousand investment, at fair market value, in the common stock of a bank holding company headquartered in Bellevue, WA. As this company is relatively new, it is anticipated that it will be some time before an active market in its stock develops. To determine fair market value, the Company reviews the financial performance of the bank subsidiary of the Bellevue-based holding company and, pursuant to the latest review, believes that the current fair market value approximates cost.

(2)	Represents those equity securities with limited marketability that are recorded in “Other Assets,” on the Consolidated Balance Sheet. These securities are reviewed quarterly to determine whether there has been any impairment in value. Securities consist of a $155 thousand equity investment in a Trust created by the Company in connection with issuance of trust preferred securities, a $190 thousand investment in the common stock of Pacific Coast Bankers Bank and a $50 thousand investment in an economic development company, each of these investments is reported at cost.

NOTE 4.	Loans

Loan detail by category is as follows (dollars in thousands):

	September 30 2008	December 31 2007
1-4 family and multi-family real estate loans	$30,969	$26,155
Commercial real estate, term loans	136,225	111,277
Commercial, construction loans	72,455	54,564
Commercial loans, non-real estate	64,777	58,624
Consumer loans	31,601	27,448

TOTAL LOANS	$336,027	$278,068

Allowance for loan losses	(3,488)	(2,711)
Net deferred loan fees	(1,001)	(644)

NET LOANS	$331,538	$274,713

NOTE 5.	Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level that represents management’s best estimate of the probable credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Other liabilities.” Changes in the allowance for loan losses for the periods indicated were as follows (in thousands):

	Three-months ended		Nine-months YTD ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
Balance, beginning of period	$3,225	$2,693	$2,711	$2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS)	96	236	267	199

Balance, beginning of period, including OBS reserve	3,321	2,929	2,978	2,785
Provision for loan losses	625	90	1,000	270
Loan Charge-offs	(357)	(45)	(406)	(90)
Loan Recoveries	5	8	22	17

Balance, end of period, prior to adjustment for off-balance sheet items	3,594	2,982	3,594	2,982
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”	(106)	(269)	(106)	(269)

Balance, end of period	$3,488	$2,713	$3,488	$2,713

NOTE 6.	Borrowed Funds

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (the “FHLB”) and operating lines of credit with several other financial institutions. The FHLB line provides the Bank access to long-term funding, with repayment terms as long as thirty years, as well as short-term funding to meet current liquidity needs. The operating lines with other financial institutions are available for short-term funding, to meet current liquidity needs. Although general market trends in connection with the current distress in financial markets may impact the availability of such operating lines from other financial institutions, the Bank believes that the financial institutions with which it has relationships are stable and that the Bank will continue to have sufficient access to short term funding. There can be no assurance that short-term funding will continue to be available.

The following table outlines amounts outstanding and the availability of borrowed funds for the periods covered in this report:

					Outstanding as of:
	Line amount (1)	Maturity (3)	Collateral	Purpose	9/30/2008	12/31/2007
	($ in thousands)				($ in thousands)
Federal Home Loan Bank of Seattle (2)	$58,251	Annual	General pledge of assets (4)	Line of credit, with access to short and long-term funds	$21,183	$8,486
KeyBank of Washington (5)	$10,000	Annual	Unsecured	Short-term line of credit	—	—
	$100	Annual	Unsecured	Supports foreign currency transactions	—	—
	$100	Annual	Unsecured	Supports letters of credit	—	—
Pacific Coast Bankers Bank (5)	$10,000	Annual	Unsecured	Short-term line of credit	—	—
U.S. Bank (5)	$1,500	Annual	Unsecured	Short-term line of credit	1,500	—
Zions Bank (5)	$5,000	Annual	Unsecured	Short-term line of credit	2,510	—

				Total	25,193	8,486
Less overnight borrowings reported as “Federal Funds Purchased” on the Consolidated Statements of Financial Condition					(8,910)	—

				Total borrowed funds	$16,283	$8,486

(1)	The FHLB line amount is computed as 15% of Bank assets as of the reporting date and will change from quarter to quarter as asset totals change.

(2)

Access to the FHLB line is conditioned on stock ownership and additional stock purchases may be required to access the full amount of the line. The FHLB may be used for overnight borrowings (federal funds purchased) or for short-term (between 7 days and 1-year) or intermediate/long-term borrowings (as long as thirty years). The balances outstanding for the reporting dates are predominately intermediate-term, with just $233 thousand maturing after 2013.

(3)

Correspondents providing credit to the Bank typically inform the Bank on an annual basis that they have reviewed the Bank’s financial condition and that they will continue to provide the Bank with access to credit on an uncommitted basis. Review of the Bank’s financial condition is likely performed more often, as the Bank files its quarterly financial reports.

(4)

The FHLB requires a general pledge of all Bank assets. Actual advances are limited by the amount of single family and multi-family real estate loans in the Bank’s loan portfolio, as well as certain commercial real estate loans. In practice, these loans provide the FHLB with adequate collateral coverage, exclusive of other Bank assets. The Bank may be unable to access the full amount of its FHLB line if the amount of qualifying real estate loans available to pledge in support of advances against the line is inadequate; at September 30, 2008, the amount of qualifying collateral pledged to the FHLB limited total advances to approximately $53 million, including advances already taken.

(5)	Federal funds purchased line of credit to cover short-term liquidity needs.

NOTE 7.	Capital Lease Liability

The capital lease liability outstanding on September 30, 2008 and December 31, 2007 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005. A copy of the ground lease was filed as Exhibit 10.1.10 to the Company’s Form 10-KSB filing on March 24, 2005. As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

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

In the second-quarter of 2008, the Bank entered into a contract for the construction of a new branch office, to be located in Airway Heights, Washington. The contract is in the amount of $1.8 million, exclusive of sales tax and subject to any change orders that may occur during the course of construction. At September 30, 2008, approximately $1.2 million remains to be paid.

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

The following table presents a summary of trust preferred securities at September 30, 2008 and December 31, 2007 (dollars in thousands):

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity	Per annum interest rate	Extension period	Redemption option
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 10.	Other Borrowings

On August 29, 2008, the Company obtained a loan in the amount of $3 million from another community financial institution. Proceeds of the loan were injected into the Company’s bank subsidiary in order to enhance the Bank’s capital position. Interest on the loan is calculated at an interest rate of 8% per annum and monthly payments are based on an amortization of 120 months. The loan matures in 5 years, with a balloon payment of approximately $1.8 million due on August 31, 2013. The Company pledged Bank stock as collateral for the loan.

NOTE 11.	Common Stock

On April 17, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend which was paid on June 15, 2007 to shareholders of record as of May 11, 2007. On April 15, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend which was paid on June 13, 2008 to shareholders of record as of May 9, 2008.

Note 12.	Fair Value Measurement

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

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices for identical instruments in active markets.

Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 -	Instruments whose significant value drivers are unobservable.

The following table summarizes the Company’s financial instruments that were measured at fair value at September 30, 2008:

		Fair Value Measurements Using
	Fair Value (dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description of Financial Instrument
Assets Measured at Fair Value on a Recurring Basis
Securities available-for-sale	$18,529	3,000	15,529	0
Foreclosed real estate and other repossessed assets	$299	0	299	0
Assets Measured at Fair Value on a Nonrecurring Basis
Impaired loans	$10,263	0	0	10,263

The Bank’s U.S. Treasury securities included in securities available-for-sale trade in a very active market of identical instruments and their valuation is therefore included under Level 1. The remainder of the Bank’s securities available-for-sale at September 30, 2008 primarily consisted of U.S. Agency obligations and mortgage-backed securities that trade in active markets. These securities are included under Level 2 because there may or may not be daily trades in each of the individual securities and because the valuation of these securities may be based on instruments that are not exactly identical to those owned by the Bank. Temporary changes in the valuation of securities available-for-sale do not affect current income; instead, unrealized gains or losses on available-for-sale securities are reported as a net amount in accumulated comprehensive income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. No such write-downs have occurred during the periods presented.

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

Impaired loans are individually reviewed to determine the amount of each loan considered to be at risk of non-collection. In determining the amount of each loan at risk, the Bank reviews real property appraisals, equipment valuations, accounts receivable and payable listings and other financial information. The estimated amount of impaired loans at risk of non-collection at September 30, 2008 was $778 thousand and is included as a part of the allowance for loan losses as a component of the category “Specifically Identified Potential Loss.” The Bank has recorded $1 million as an allowance for loan losses through the first nine months of 2008.

Note 13.	Subsequent Event

Troubled Asset Relief Program

On October 3, 2008, in response to upheaval within the financial markets, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “Act”), which authorized the United States Department of Treasury (the “UST”) to establish the Troubled Assets Relief Program (“TARP”) to purchase “troubled assets” held by financial institutions. Under the TARP program the UST is authorized to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the UST. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system.

On October 14, 2008, the UST announced the terms of the TARP Capital Purchase Program (“CPP”), through which the UST will make capital investments in banking institutions by purchasing senior preferred shares.

The terms of the CPP program are standardized and any qualifying financial institution may elect to participate by notifying its federal banking agency by November 14, 2008, 5:00 p.m. Only institutions determined to be eligible for CPP by the UST and the financial institution’s primary federal regulator will be allowed to participate. Once the eligible institutions are selected, the UST will determine the allocations of capital to each institution and has announced that it will fund the purchase of the preferred stock no later than December 31, 2008.

The terms of the CPP program have been announced as follows:

Participating institutions will be required to subscribe for no less than the minimum subscription amount of 1 percent of their risk-weighted assets. The maximum subscription amount to be allowed is the lesser of $25 billion or 3 percent of risk-weighted assets.

The senior preferred shares to be issued to the UST pursuant to the program will qualify as Tier 1 capital and will rank senior to common stock. The senior preferred shares will be pari passu, or equal in priority to, existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will generally be non-voting, but will retain class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The UST may also transfer the senior preferred shares to a third party at any time.

In conjunction with the purchase of senior preferred shares, the UST will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The per share exercise price of the shares underlying the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.

Companies participating in the program are required to adopt the UST standards for executive compensation and corporate governance, for the period during which the UST holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These standards require participating institutions to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Management and the Board of Directors of the Company are considering the favorable features of the program, the costs and potentially negative features of the program and those attributes and consequences of the program that have yet to be fully detailed by the Treasury. The most obvious positive consequences of participating in the program are that it should allow for growth in lending by the Bank and that it significantly enhances Bank and Company capital, which is desirable if the currently volatile financial environment persists for some period of time. On the other hand, Company shareholders would experience a small dilution in ownership if the Treasury exercises the warrants to purchase Company common stock that it will be granted if the Company participates in the program and the dividend rate on the preferred stock steps up to 9% if the preferred stock is not redeemed within five years. There are a number of other features and issues that management is investigating prior to deciding whether to participate in the program. If the Company participates in the program, the Treasury has indicated that it intends to fund the purchase of the preferred stock no later than December 31, 2008.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the Transaction Account Guarantee Program as part of the Temporary Liquidity Guarantee Program. The FDIC expects the program to enhance confidence in the safety and soundness of non-interest bearing transaction accounts generally held by businesses for the purposes of payroll processing and other payment processing functions. Coverage under the new program, funded through insurance premiums paid by participating financial institutions, is in addition to the coverage announced under the Emergency Economic Stabilization Act of 2008. That Act temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The increased coverage provisions under both the Transaction Account Guarantee Program and the Emergency Economic Stabilization Act of 2008 are currently scheduled to expire on December 31, 2009. The Bank has determined that it will participate in this program through its currently scheduled expiration date.

The Temporary Liquidity Guarantee Program also provides for the guarantee of newly issued senior unsecured debt of eligible financial institutions. The Debt Guarantee Program, funded through insurance premiums on newly issued debt, is intended to increase liquidity by helping eligible institutions to replace existing debt that is scheduled to mature on or before June 30, 2009. The Bank has not yet determined whether it will participate in this provision of the Temporary Liquidity Guarantee Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of the consolidated operating results and financial condition for the three months and nine months ended September 30, 2008 for Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). When warranted, comparisons are made to the same three-month or nine-month periods in 2007 and/or to the immediately preceding three-month period (second-quarter 2008). The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s Form 10-K for the previous year ended December 31, 2007, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

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

HIGHLIGHTS

Northwest Bancorporation, Inc.

Unaudited

	Nine months ended			%
($ in thousands except per share data)	9/30/2008	9/30/2007	Variance	change
Interest income	$17,397	$15,741	$1,656	10.5%
Interest expense	7,722	6,615	1,107	16.7%

Net interest income	9,675	9,126	549	6.0%
Provision for loan loss	1,000	270	730	270.4%

Net interest income after provision for loan loss	8,675	8,856	(181)	( -2.0%)
Noninterest income	1,861	1,671	190	11.4%
Noninterest expense	8,831	7,672	1,159	15.1%

Income before provision for income tax expense	1,705	2,855	(1,150)	( -40.3%)
Provision for income tax expense	564	955	(391)	( -40.9%)

Net income	$1,141	$1,900	$(759)	( -39.9%)
Basic earnings per common share	$0.48	$0.81	$(0.33)	( -40.3%)
Diluted earnings per common share	$0.48	$0.80	$(0.32)	( -39.8%)
Year-to-date financial ratios, annualized
Return on average assets	0.42%	0.84%
Return on average equity	5.44%	10.00%
Net interest income to average earning assets	3.79%	4.37%
Efficiency ratio	76.6%	71.1%
Noninterest income to average assets	0.68%	0.74%
Noninterest expense to average assets	3.23%	3.41%
Ending stockholders’ equity to average assets	7.56%	8.46%
Nonperforming loans to gross loans	2.49%	0.33%
Allowance for loan losses to gross loans	1.04%	1.08%

The Company earned $1.14 million in the nine-month period ended September 30, 2008, a decrease of 40% compared to net income of $1.9 million for the same period last year. The reduction in income from the 2007 period is the result of increases in the provision for loan losses and other non-interest expense, detailed below, that were greater than increases in net interest income and non-interest income.

Loans and deposits at September 30, 2008 showed growth rates of 33% and 24%, respectively, over September 30, 2007. Total assets grew 22%, year-over-year.

Non-performing assets increased by more than $7 million year-over-year. An increase of that magnitude, assuming an average loan rate of around 7.0%, reduces net income by approximately $27 thousand per month. If the Bank has to take ownership of and liquidate the collateral securing the loans it is likely that some losses will occur that will have to be charged to the allowance for loan losses. The Bank has analyzed the likely loss that would occur if all non-performing loans were to be liquidated and it has set aside approximately $562 thousand in order to reduce the book value of these assets to their estimated liquidation value. It is possible that losses could be greater than currently anticipated, which would likely result in the need to expense those losses as they are incurred and/or to expense additional amounts to the loan loss reserve.

Other than reporting significantly higher non-performing assets, the Bank has avoided many of the problems that are being reported by other financial institutions. The Bank avoided sub-prime mortgages, did not invest in preferred stock in Fannie Mae or Freddie Mac, does not have any goodwill on its books subject to impairment testing, has maintained a conservative portfolio of securities that has not been materially affected by current economic conditions, and has not seen significant deterioration of the financial condition of its borrowers.

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

The September 30, 2008 third-quarter net interest margin as a percentage of average earning assets was 3.67%, a decrease of 0.11% from second-quarter results of 3.78% and a decrease of 0.25% from the 3.92% net interest margin reported for the quarter ended March 31, 2008. For the nine-month period ended September 30, 2008, net interest margin as a percentage of average earning assets was 3.79%, a decrease of 0.58% from the 4.37% net interest margin reported for the comparable period ended September 30, 2007. This reduction in net interest margin is the result of Bank assets re-pricing more quickly than Bank liabilities in a declining interest rate environment. In September 2007, the Federal Reserve initiated the first of a series of interest rate cuts that reduced the Wall Street Journal Prime Rate (the “WSJ Prime Rate”) from 7.75% to 5.00% by April 30, 2008. Approximately $120 million of the loans in the Bank’s loan portfolio are tied to WSJ Prime Rate and re-price immediately when the WSJ Prime Rate changes. A quarter-point (0.25%) change in the WSJ Prime Rate affects the Bank’s loan interest income by approximately $300 thousand per year. The Bank’s funding sources also re-price when rates change; however, there is a meaningful lag in the timing of re-pricing deposits and other liabilities when compared to re-pricing loans.

Bank management has chosen, in most cases, to not place interest rate “floors” or “ceilings” on adjustable rate loans; consequently, net interest margin will, initially, decline in a declining rate environment and improve in a rising rate environment. The effect on net interest margin is the greatest immediately after a rate change. Over time, as deposits and borrowed funds, particularly certificates of deposit, mature and are re-priced or replaced, net interest margin will recover. In addition, deposit rates have been slow to drop and have also affected the net interest margin, as some financial institutions, both in the Bank’s local market and nationally, have attempted to attract and retain deposits to meet liquidity needs. During the three months and nine months ended September 30, 2008, the Bank was also more reliant upon certificates of deposits to fund loans than was the case in 2007. Offsetting the reduction in net interest margin were significantly higher loan balances, which contributed to an increase in net interest income.

Table I presents condensed balance sheet information for the Company, together with interest income and yields on average interest-earning assets and interest expense and rates on average interest-bearing liabilities for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007. Variances between the first-half 2008 and prior periods are discussed following the table.

TABLE I

Distribution of Assets, Liabilities and Shareholder Equity; Interest Rates and Interest Differential.

AVERAGE BALANCE/INTEREST INCOME AND EXPENSE RATES

Nine-months, year-to-date, ended September 30, 2008 and 2007

(Dollars in Thousands)

Unaudited

	2008 Average balance	2008 Interest income / expense	2008 Average yield earned / rate paid	2007 Average balance	2007 Interest income / expense	2007 Average yield earned / rate paid
ASSETS:
Loans, gross 4 & 5	$307,088	$16,302	7.08%	$230,263	$13,965	8.09%
Taxable investments	20,448	757	4.94%	31,998	1,252	5.22%
Nontaxable investments [2]	7,321	229	4.17%	4,718	112	3.17%
FHLB stock	746	6	1.07%	646	3	0.62%
Federal funds sold & interest-bearing deposits with banks	5,012	103	2.74%	10,578	409	5.16%

Total interest earning assets	340,615	17,397	6.81%	278,203	15,741	7.54%
Less reserve for possible loan losses	(3,022)			(2,675)
Cash and due from banks	7,119			9,108
Other non-earning assets	19,971			15,184

Total assets	364,683			299,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	14,274	91	0.85%	15,033	126	1.12%
Money market accounts	32,161	445	1.84%	39,182	745	2.54%
Savings accounts	28,775	508	2.35%	13,402	165	1.64%
Other time deposits	171,233	5,719	4.45%	116,702	4,264	4.87%

Total interest-bearing deposits	246,443	6,763	3.66%	184,319	5,300	3.83%
Securities sold under repurchase agreements	18,569	205	1.47%	27,315	883	4.31%
Borrowed funds	13,789	497	4.81%	4,615	199	5.75%
Junior subordinated note [6]	5,155	234	6.05%	5,155	233	6.03%
Other borrowings	358	23	8.57%	—	—	0.00%

Total borrowed funds	37,871	959	3.38%	37,085	1,315	4.73%

Total interest-bearing liabilities	284,314	7,722	3.62%	221,404	6,615	3.98%
Demand deposits	47,722			50,786
Other liabilities	4,683			2,299
Shareholders’ equity	27,964			25,331

Total liabilities and stockholders’ equity	$364,683			$299,820

Net interest income	$9,675			$9,126
Net interest spread	3.19%			3.56%
Net interest income to average earning assets	3.79%			4.37%

COMMENTS

1.	There were no out-of-period adjustments.

2.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

3.	Bank was not involved in any foreign activities.

4.	Non-accrual loan balances are included in average loan balances; however, no interest income is imputed to non-accrual loans.

5.	Loan fee income in the amount of $500 thousand and $484 thousand is included in loan interest income for 2008 and 2007, respectively.

6.	Junior subordinated note interest is a fixed rate of 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

7.	Other borrowings are at a fixed rate of 8%. Origination fee & interest computed using 360/365 result in a higher annual percentage rate.

Comparing 2008 to 2007, Table I shows a 0.38% reduction of the net interest spread for the nine months ended September 30, 2008, that resulted from a 0.83% decrease in interest earned and a 0.35% decrease in interest paid.

Market rates of interest during the nine months ended September 30, 2008, as measured by the WSJ Prime Rate, were 2.43% lower than for the nine-month period ended September 30, 2007. The average rate the Bank earned on loans decreased by 1.01% from 2007 to 2008, while the average rate that the Bank earned on investments, including Federal Funds Sold, decreased by 0.58%. Not including Federal Funds Sold or dividend income on FHLB stock, investment yield decreased by 0.22%, from 4.95% to 4.73%. On the funding side, the average cost of interest bearing deposits decreased by 0.17%. While the average cost of all types of interest bearing accounts, with the exception of savings accounts, decreased year-over-year, the Bank increased its reliance upon certificates of deposits to fund loans and other investments. The average rate paid on certificates of deposit decreased from 4.87% in 2007 to 4.45% in 2008; however, certificates of deposit funded 47% of the balance sheet in 2008, compared to only 39% in 2007.

The average cost of Money Market and NOW accounts declined 0.70% and 0.27%, respectively, for the nine months ended September 30, 2008 compared to the same period in 2007, while the average cost of savings accounts increased by 0.71%. The introduction of a high-yield savings account was responsible for the increase in the average rate paid on savings and for the movement by customers of funds from Money Market accounts to savings accounts. The Bank introduced the high-yield savings account to compete with premium Money Market accounts being offered by its competitors.

The rate of interest paid on Securities Sold Under Agreement to Repurchase is tied to rates available on U.S. Treasury Bills; as a result, the reduction in the average rate of interest paid on Securities Sold Under Agreement to Repurchase is highly reflective of the reduction in market rates overall. In fact, the average cost of Securities Sold Under Agreement to Repurchase has dropped 2.84% in 2008 compared to 2007. Pricing on borrowed funds, primarily from the Federal Home Loan Bank of Seattle (the “FHLB”), declined significantly year-over-year; however, most of the Bank’s borrowed funds are fixed rate and fixed maturity; consequently, the Bank’s cost of borrowed funds only declined by 0.72% for the nine months ended September 30, 2008 compared to the same period in 2007. Loan fee income accounted for as an adjustment to interest income was virtually unchanged from year-to-year.

The average balance sheets for the nine-month periods ending September 30, 2008 and 2007 are reflective of the movement of assets from investment securities to loans and of deposits to higher yielding accounts. On the asset side, loans increased from 77% of average assets to 84%, and investment securities, including federal funds sold, dropped from 16% to 9%. Average non-earning assets for each year remained constant, at 5%.

The Bank experienced more movement on the liability side of the balance sheet. When compared to average assets, non-interest bearing demand deposits dropped from 17% in 2007 to 13% in 2008. NOW accounts, which are modestly priced compared to other interest bearing deposits, dropped from 5% to 4%. Savings accounts grew from 4% to 8%, with the growth in savings centered in a high-yield savings product that competes with premium money market accounts offered at other financial institutions. Money market account balances decreased from 13% to 9%, with some of that reduction attributed to the movement of funds to the high-yield savings product, which pays higher rates of interest at certain balance levels than does the money market product. Larger depositors moved funds out of “Securities Sold under Agreement to Repurchase” accounts because interest rates on those accounts are tied to U.S. Treasury-Bill yields, which declined throughout the year. As rates dropped, customers moved funds into higher yielding accounts, reducing Repurchase balances from 9% to 5% of the average balance sheet. As previously noted, the biggest change in liabilities was in certificates of deposit (“CDs”), which now fund 47% of the balance sheet, up from 39% one year ago.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (volume) and changes in average rates (rate) for the nine-month periods ended September 30, 2008 and 2007, respectively, with dollars in thousands.

Table II

Change in net interest income	2008	2007	Variance	Change in income due to change in volume	Change in rate	Change in income 2008 due to rate change	Net change in income due to rate and volume changes
ASSETS
Loans	$307,088	$230,263	$76,825	3,731	-1.01%	(1,394)	2,337
Securities	28,515	37,362	(8,847)	(311)	-0.24%	(64)	(375)
Fed funds sold/interest bearing balances	5,012	10,578	(5,566)	(162)	-2.42%	(144)	(306)

Net change in total earning assets			62,412

Net change in income on total earning assets							1,656

LIABILITIES
NOW accounts	14,274	15,033	(759)	(6)	-0.27%	(28)	(34)
Money Market accounts	32,161	39,182	(7,021)	(120)	-0.69%	(181)	(301)
Savings accounts	28,775	13,402	15,373	249	0.71%	94	343
Time deposits	171,233	116,702	54,531	1,782	-0.42%	(327)	1,455
Securities sold under agreement to repurchase	18,569	27,315	(8,746)	(222)	-2.84%	(456)	(678)
Borrowed funds	13,789	4,615	9,174	325	-0.94%	(27)	298
Junior Subordinated Debentures	5,155	5,155	0	0	0.03%	1	1
Other borrowings	358	0	358	23	8.57%	0	23

Net change, total interest bearing deposits			$62,910

Net change in expense on total interest bearing deposits							1,107

Net increase in net interest income							$549

Net interest income before the provision for loan losses for the nine months ended September 30, 2008 increased by $549 thousand over the same period of 2007 as interest income increased $1.66 million and interest expense increased $1.11 million. The Bank earned an additional $3.258 million in interest income as a result of higher balances in asset accounts, offset by a reduction of $1.602 million due to a decrease in the average earnings rate. The Bank paid an additional $2.031 million in interest expense as a result of higher balances in liability accounts, offset by a reduction of $924 thousand due to a decrease in the average rate of interest paid on deposits and other liabilities.

The net interest margin as a percentage of earning assets for the nine months ended September 30, 2008 was 3.79%, which was down from the 4.37% net interest margin reported for the nine months ended September 30, 2007. Although it appeared that net interest margin had bottomed-out in about July 2008, on October 8, 2008 the Federal Reserve reduced its benchmark rate by 0.50%, which resulted in a reduction in WSJ Prime Rate from 5.0% to 4.5%. This 0.50% reduction in WSJ Prime Rate reduces Bank interest income by approximately $50 thousand per month. Normally, we would expect deposit rates to decline concurrently with rates applied to loans and other earning assets; however, with the exception of overnight funds, deposit rates do not appear to be declining as a result of the latest rate cut. Until the financial markets stabilize, it is likely that most, if not all, of the reduction in interest income due to the October 2008 rate cut will be reflected in lower net interest income. Restoration of the net interest margin to anywhere near the level enjoyed in 2007 is expected to be unlikely without a series of rate increases by the Federal Reserve. Interest rate changes affect Bank assets earlier and to a greater degree than they do liabilities, as many of the Bank’s assets are variable rate and directly tied to the WSJ Prime Rate, which means that they will re-price immediately when the WSJ Prime Rate changes. A majority of the Bank’s liabilities are either fixed rate, as is the case for certificates of deposit, or are not directly tied to the WSJ Prime Rate, as is the case for money market, NOW and savings accounts. When the WSJ Prime Rate changes, existing certificates of deposit do not re-price at all and money market, NOW and savings accounts may not re-price immediately and, when they do re-price, may not reflect a change in rate equal to the change in the WSJ Prime Rate.

The Bank had anticipated that the decrease in its net interest margin would reverse in the final quarter of 2008 and show modest improvement as liabilities re-priced to lower levels and more significant improvement if rates on loans and other earning assets improved due to Federal Reserve interest rate increases. With the continued turmoil in the financial markets, however, it is not currently possible to predict the direction that the Federal Reserve might move interest rates or the magnitude of any forthcoming interest rate movements. If rates do begin to move in an upwards direction, and there are no significant changes in other factors that affect net interest margin, then we would expect to see an immediate improvement in the Bank’s net interest margin. Generally speaking, the Bank strives to maintain a neutral interest rate position and does not budget for either improvement or deterioration in net interest margin due to changes in market rates. The following discussion and table outline the process that the Bank goes through to measure its interest rate risk vulnerability and presents the results of the most recent analysis performed by the Bank.

Rate Shock

The table below presents the results of the analysis performed on the Bank’s financial information as of September 30, 2008. Generally, the results of our analysis have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two-hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% and rate decreases of 0.50%, 1.00% and 1.50% were modeled. With the September 30, 2008 Federal Funds Rate at 1.50%, any reduction in rates of more than 1.00% seems unlikely; consequently, Bank management has determined that a rate reduction of 1.00% in the current interest rate environment is a reasonable approximation of a rate reduction of 2.00% in a more normal interest rate environment. Based upon a hypothetical rate increase of 2.00% and a rate reduction of 1.00%, the results of the net interest income analysis performed as of September 30, 2008 are within established limits.

It is management’s goal to limit the negative impact of a change in rates of plus or minus two-hundred basis points to no more than a twenty-five percent change in economic value of equity, assuming rate increases of 1.00%, 2.00% and 3.00% and rate decreases of 0.5%, 1.0% and 1.5%. As with the analysis of the volatility of net interest income, Bank management has determined that a rate reduction of 1.00% in this interest rate environment is a reasonable approximation of a rate reduction of 2.00% in a more normal interest rate environment. The results of the economic value of equity analysis performed September 30, 2008, presented to illustrate the estimated effect of changing rates on book value of equity, are as follows:

Inland Northwest Bank, Summary Performance

September 30, 2008

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$16,973	$682	4.19%	$26,479	($8,271)	-23.80%
+200	16,854	563	3.46%	29,229	(5,521)	-15.89%
+100	16,666	375	2.30%	32,032	(2,718)	-7.82%
Base	16,291	0	0.00%	34,750	0	0.00%
-50	15,969	(322)	-1.98%	36,099	1,349	3.88%
-100	15,630	(661)	-4.06%	37,470	2,720	7.83%
-150	$15,292	($999)	-6.13%	$38,892	$4,142	11.92%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2007, presented below, the effect of a significant change in market rates of interest on net interest income as of September 30, 2008 has increased, while the effect on economic value of equity has decreased. Bank management is focused primarily on maintaining net interest income; consequently, the change in results between December 31, 2007 and September 30, 2008 is not considered an improvement if rates decline. If rates increase, 2008 net interest income results show improvement over the year-end analysis. Results for both periods are well within Board established guidelines.

Net Interest Income and Market Value

Inland Northwest Bank, Summary Performance

December 31, 2007

($ in thousands)

	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
+300	$14,057	$367	2.68%	$23,816	($6,847)	-22.33%
+200	13,945	255	1.86%	26,065	(4,598)	-15.00%
+100	13,825	135	0.99%	28,319	(2,344)	-7.64%
Base	13,690	0	0.00%	30,663	0	0.00%
-100	13,558	(132)	-0.96%	33,148	2,485	8.10%
-200	13,307	(383)	-2.80%	35,772	5,109	16.66%
-300	$12,876	($814)	-5.95%	$38,551	$7,888	25.72%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months YTD ended
	9/30/2008	9/30/2007	9/30/2008	9/30/2007
	(Dollars in Thousands)		(Dollars in Thousands)
Average net loans for the quarter/YTD	$326,189	$239,096	$303,865	$227,589
Balance, beginning of period	3,225	2,693	2,711	2,586
Add reserve for probable losses on unused loan commitments and off-balance sheet items (OBS) *	96	236	267	199

Balance, beginning of period, including OBS reserve	3,321	2,929	2,978	2,785
Loan charge-offs:
Commercial	36	30	36	30
Real Estate	300	—	331	—
Installment & Credit Card	21	15	39	60

Total Charge-offs	357	45	406	90
Recoveries of loans previously charged-off:
Commercial	—	2	—	2
Real Estate	3	4	17	13
Installment & Credit Card	2	2	5	2

Total Recoveries	5	8	22	17

Net Charge-offs	352	37	384	73
Provision charged to expense	625	90	1,000	270

Balance, end of year, prior to adjustment for off-balance sheet items	3,594	2,982	3,594	2,982
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(106)	(269)	(106)	(269)

Balance, end of year	$3,488	$2,713	$3,488	$2,713
Ratio of (annualized) net charge-offs during period to average net loans outstanding	0.43%	0.06%	0.17%	0.04%

The Bank recorded a provision for loan losses during the nine months ending September 30, 2008 of $1 million, which compares to $270 thousand recorded in the same period last year. The level of the provision in 2008 is reflective of growth in the loan portfolio and, increasingly, the identification of loans that are unlikely to be collected in full due to deterioration of the borrower’s financial condition and, to a lesser extent, a decline of the net realizable value of collateral securing certain loans. Bank management had originally planned to record a provision of $150 thousand to be added to the reserve each quarter in 2008. Because the loan portfolio grew at a significantly higher rate in the second quarter than was budgeted, Bank management increased the provision to $225 thousand for that quarter. The Bank had planned to expense $300 thousand in the third-quarter 2008; however, an increase in classified loans and nonperforming assets prompted management to increase that amount to $625 thousand. We expect that, even if net loan losses are nominal, the provision will continue at a relatively high level throughout the remainder of 2008 and most, if not all, of 2009. This higher level of expense is the result of: 1) the need to offset actual losses with additional provisions to the reserve in order to avoid depletion of the allowance as a percentage of loans outstanding and 2) the likelihood that, as long as the current economic climate persists, additional borrowers will be identified who are experiencing financial stress.

The Bank’s net loan charge-offs in the third quarter were $352 thousand, which compares to net loan charge-offs of only $32 thousand during the first six months of the year. Included in third-quarter charge-offs were realized losses of $164 thousand and a $188 thousand write down of a nonperforming loan; that credit is discussed below. Nine month net loan charge-offs for the period ended September 30, 2008 were $384 thousand, compared to net loan charge-offs of $73 thousand reported for the same period in 2007. Annualized net loan charge-offs to average outstanding loans are 0.17% for the first nine months of 2008, compared to 0.04% percent for the first nine months of 2007; annualized net loan charge-offs during the just completed quarter are, of course, considerably higher, at 0.43%. Net loan charge-off experience over the past five years is detailed in the Company’s Form 10-K for the year ended December 31, 2007 and has averaged approximately 0.12% per year.

The allowance for loan losses at September 30, 2008 was 1.04% of period-end (gross) loans compared to 1.08% at September 30, 2007. The reduction in the reserve from year-to-year is the result of significant growth in the loan portfolio and higher losses taken this year compared to last year, partially offset by a significantly higher provision to the reserve. Although it is management’s best estimate that the balance in the reserve is adequate to cover potential losses inherent within the loan portfolio, in order to maintain the balance in the reserve, management has increased the quarterly provision and has decided to slow loan growth over the remainder of the year. Management intends to slow the growth in net loans by reducing loan participations purchased and by increasing loan participations sold. At September 30, 2008, the allowance for loan losses as a percentage of nonperforming loans was 44% or .44 times the level of nonperforming loans; that compares to 323%, or 3.23 times the level of nonperforming loans, at September 30, 2007. The deterioration in this ratio is the result of the placement of several large loans on non-accrual status. Non-accrual loans increased from less than $1 million in September 2007 to almost $8 million in the recently concluded quarter. Non-performing assets are discussed in detail, below, as is the estimated loss exposure on non-performing assets. The increase in estimated loss exposure is not as significant as is the increase in the gross dollar amount of these loans. The following table details the allocation of balances in the reserve for loan and lease losses, by category (dollars in thousands):

Allocation of balances in the ALLL, by category	September 30, 2008		September 30, 2007
	Amount	% of allowance to total allowance	Amount	% of allowance to total allowance
Construction and land development (pass)	$543	15.57%	$562	20.72%
Secured by farmland (pass)	10	0.29%	5	0.18%
Home equity loans (pass)	75	2.15%	61	2.25%
Revolving loans secured by 1-4 family residential (pass)	9	0.26%	24	0.88%
Secured by multi-family residential (pass)	72	2.06%	76	2.80%
Secured by non-farm, non-residential real estate (pass)	1,107	31.74%	686	25.29%
Commercial and industrial loans (pass)	472	13.53%	400	14.74%
Loans to individuals (pass)	148	4.24%	115	4.24%
Credit card loans	64	1.83%	85	3.13%
All other loans and leases (pass)	3	0.09%	2	0.07%
Mortgage loans held for sale	—	0.00%	1	0.04%
Specifically Identified Potential Loss (1)	984	28.21%	476	17.55%
Supplementary Allowance/Non-specific Factors	1	0.03%	220	8.11%

	$3,488	100.00%	$2,713	100.00%

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

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

Non-performing assets	September 30
	2008	2007
	(Dollars in Thousands)
Loans accounted for on a non-accrual basis	$7,948	$841
Loans contractually past due ninety days or more as to interest or principal	5	—
Foreclosed assets	299	—

Total nonperforming assets	$8,252	$841
Ending assets	$389,731	$319,719
ALLL	$3,488	$2,713
Coverage	0.44	3.23

Non-accrual Loans

At September 30, 2008, nonperforming assets as a percentage of total assets were 2.13%. That compares to total nonperforming assets to total assets of 0.26% at September 30, 2007. Non-accrual loans, a component of nonperforming assets, consist of the following:

One borrowing relationship consists of eight loans to a builder of residential properties in the Bank’s market area. The combined current balance on the loans is about $3.4 million. Collateral securing the loans consists of 37 single-family building lots on one loan, 10 single-family building lots on another loan and 6 completed single-family residences securing the other 6 loans. The combined collateral value securing these loans exceeds $4 million. The Bank holds a first lien position on these properties and the principal in the relationship has personally guaranteed all loans and is cooperating with the Bank in the liquidation of the collateral. Currently, the Bank believes that net proceeds, after deducting expenses and sales costs, from the sale of all of the collateral will be about $3.6 million. When first classified as non-performing there were nine loans to this borrower; one single-family residence was sold during the third quarter and another home was sold subsequent to quarter-end, in October. The Bank has designated $170 thousand in the allowance for loan losses as a result of this relationship.

Another loan, in the amount of $1.5 million was originated by another financial institution, which retained a two-thirds ownership of the loan, selling a participation interest in the remaining one-third to the Bank. Collateral for this loan is located in a golf course community and consists of first lien positions on two completed townhouses, two lots zoned for townhouse development and improved with foundations and eight additional lots zoned for townhouse development. Another residential lot securing the loan is located outside of the golf course community. During August 2008, the property collateralizing the loan was re-appraised and the real estate collateral, was valued “as is,” at $5.5 million. Discounting the appraised value for holding and selling costs, the originating bank concluded that the net liquidation value of the collateral would support a total loan of $4.5 million; because the loan balance was in excess of the net liquidation value, both the originating bank and the Bank determined that it was appropriate to reduce the book value of the loans on their books to an amount supported by that liquidation value. Accordingly, the Bank charged $188 thousand to the loan loss reserve as a valuation adjustment. The current balance on the loan is $4.5 million, of which $3.0 million is held by the originating bank and $1.5 million is held by the Bank. Assuming the borrower does not cure the default, and under the current timeline, the originating bank is expected to take possession of the collateral through a foreclosure action early in the fourth-quarter. The Bank does not expect to take any material additional loss upon disposition of the assets; however, the Bank has designated $50 thousand in the allowance for loan losses for this relationship.

Another borrowing relationship consists of three loans to a medical practice with a combined current balance of just over $1.9 million. This medical practice generates a level of cash flow that should be sufficient to service all outstanding debt and the borrower has made certain administrative adjustments that should enable it to bring its obligations current within 12 months. Commercial real estate pledged as collateral to secure these loans is valued at $2.1 million; the Bank holds a first lien position on the properties pledged as collateral. Non-real estate collateral is valued at $200 thousand. The loans are guaranteed by the principals of the medical practice. The Bank believes that there is a low probability of loss on these loans. Nevertheless, the Bank has allocated $50 thousand in the allowance for loan losses as a result of this relationship.

A loan to a manufacturer based in western Washington, with a balance of approximately $1.6 million is secured by special purpose equipment that was purchased in January 2007 for $3.6 million. The current liquidation value of the equipment is difficult to ascertain. The Bank is in first position on the pledged collateral, and the U.S. Small Business Administration (SBA) is in second position. The Bank considers it unlikely, but not impossible, that the SBA would pay-off the Bank’s indebtedness in order to take over the first lien position. Additionally, it is the Bank’s understanding that this company has a reasonable backlog of work and several investors who are considering additional equity investment into the firm. In addition, there is a larger financial institution with a significantly larger loan collateralized by the facility that houses the company and it is possible that this financial institution would consider a re-structure of all of the company’s debt, including taking over the Bank’s exposure. The Bank has allocated $75 thousand in the allowance for loan losses for this credit; however, as additional financial information becomes available and the intentions of the investors and other parties becomes more clear, it may be necessary to increase that amount substantially prior to year-end.

The final significant non-accrual loan is an uncompleted single-family residence located in the Bank’s market area. The Bank has a first lien position on this loan, which has a current balance of $661 thousand. The estimated cost to complete the home is about $200 thousand. The original appraisal valued the completed home at $900 thousand. When the loan was originated, a lien was taken on the borrower’s primary residence as an abundance of caution; this lien is second to the borrower’s primary mortgage and its value to the Bank, if any, is currently unknown. The Bank has initiated foreclosure proceedings and will re-appraise the primary collateral when it gains possession of the property. Additionally, the Bank plans to determine whether there is any value to the second lien on the borrower’s residence. The Bank has allocated $177 thousand in the allowance for loan losses for this credit; however, as additional financial information becomes available it may be necessary to increase that amount.

Five other smaller loans with an aggregate value of $380 thousand have been identified as non-accrual loans. These loans have been partially written down, as appropriate, to bring the book value of the loans on the Bank’s financial statements down to the estimated realizable value. Because of uncertainly inherent in the valuation process, the Bank has designated $40 thousand in the allowance for loan losses for these relationships.

Foreclosed Assets

The Bank currently holds one foreclosed asset consisting of a single-family residence valued at $299 thousand upon which construction is nearly complete. The Bank has contracted for the installation of a retaining wall that will add $30 thousand to the book value of this asset. The property should be ready to market early in the fourth quarter and it is estimated that net proceeds from a sale should be approximately $345 thousand; this amount is expected to be adequate to avoid additional loss on the foreclosed asset.

Potential Problem Loans

Bank management has identified several credit relationships where the borrowers face financial difficulties that may result in the placement of the associated loans on a non-accrual status and/or, over time, may cause the Bank to liquidate the collateral to ensure repayment of the loan.

The most significant potential problem relationship consists of two loans on substantially completed pre-sold homes, located in a golf community. An 80% participation in these loans was sold to another community financial institution; consequently, the balance carried on the Bank’s books is about $355 thousand. These loans are secured by first lien positions. The balance on these loans is $1.8 million and the value of the collateral is estimated at $2.2 million, based on sales price. Based on its 20% share in the loans, the Bank has allocated $40 thousand in the allowance for loan losses as a result of this relationship.

The aggregate value of certain other smaller loans that have been identified as potential problem loans is $1.2 million. The Bank has allocated $176 thousand in the allowance for loan losses as a result of these relationships.

Non-interest Income

For the nine months ended September 30, 2008, non-interest income was $1.86 million, an increase of $190 thousand, or 11%, from the same period in 2007. Comparing 2008 to 2007, the change to non-interest income came primarily from increased net charges on non-sufficient funds checks that consisted of overdrafts and returned items presented against customer checking accounts, and increased interchange income earned from ATM and debit card fees. These increases contributed $223 thousand and $54 thousand, respectively, to the Bank’s non-interest income.

Several investment securities that had been bought at a discount were called in the second-quarter and the remaining $18 thousand in discounts that had not yet been taken was recorded as part of non-interest income when the securities were called. Income from account service charges and sundry recoveries increased about $13 thousand and $12 thousand, respectively, year-over-year. Non-interest income from the origination and sale of residential mortgages was $347 thousand for the nine months ended September 30, 2008, down $132 thousand from the same period as in the prior year due to a slower real estate market.

Non-interest income throughout the remainder of the year is expected to remain consistent with 2008 results to date.

Non-interest Expense

For the nine months ended September 30, 2008, non-interest expense was $8.83 million, an increase of $1.16 million, or 15%, over the same period in 2007. Year-over-year, the largest increase in non-interest expense was recorded in salaries and employee benefits, which were $642 thousand higher for the nine months ended September 30, 2008 compared to the same period in 2007. Salaries and benefits paid to employees of new branches opened in late 2007 contributed $254 thousand of the increase in this expense category. As a result of significant new loan production that occurred during the last-half of 2007 and the first-half of 2008, the Bank paid an additional $131 thousand in incentive commission to lending officers. Salary increases for existing employees during the period ended September 30, 2008 were generally in the 4%-5% range. Occupancy, premises and equipment expense in 2008, including depreciation expense, was $246 thousand higher than in the same period last year; the addition of two branches to the Bank’s branch network, contributed $202 thousand of the increase. The other significant increase in non-interest expense relates to premiums paid for Federal Deposit Insurance Company (“FDIC”) insurance, which increased by $139 thousand year-over-year. This increase in premium expense was due to the fact that the Bank has fully utilized any credits that it previously was able to apply to insurance premiums and because of a significant increase in the amount of insurable deposits that it is required to insure. The Bank qualifies to pay FDIC premiums at the lowest rate tier available. In connection with the increased level of non-performing assets held by the Bank, the Bank’s legal expenses have increased to $79 thousand from $38 thousand. The remaining increase of $92 thousand is disbursed among a variety of line items and results from growth in assets and the higher number of Bank customers.

Non-interest expense is expected to continue to run significantly higher throughout the remainder of the year than for the same period in the prior year because of the Bank’s recent additions of branches and personnel. The increase in budgeted non-interest expense is intended to position the Bank to increase revenues and net income in future years.

BALANCE SHEET

Loans

At September 30, 2008, the Bank reported $332.4 million in net loans, including loans-held-for-sale. This is an increase of $55.5 million and $82.2 million, or 20% and 33%, respectively, over loans reported at December 31, 2007 and September 30, 2007.

In-house net loan production during the nine months ended September 30, 2008 was running ahead of expectations by about $14 million as of the end of the third quarter. The Bank also purchases loan participations from other community financial institutions and those balances have increased by almost $13 million since December 31, 2007, to a total of $52 million. Management did not expect either an increase or decrease in loan participations purchased during 2008. The Bank had budgeted loan growth in excess of 14% for the year, which was equal to about $40 million in loan growth. Because year-to-date loan growth has substantially exceeded budget for the entire year, Bank management has decided to slow loan growth over the remainder of the year. In order to continue to establish new customer relationships and book new loans, the Bank plans to allow participations purchased to decrease by allowing the purchased loans that mature prior to year-end to mature without being replaced by other participations. Approximately $12 million of the loan participations purchased by the Bank are maturing prior to year-end; however, some of those loans will likely be renewed or extended. Maturing participations may be replaced with loans originated in the Bank’s local market. Additionally, several banks have agreed to purchase participations in the existing loans and those sales are expected to occur during the fourth quarter.

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

Competition in the Bank’s primary market area resulted in downward pressure on loan rates and lower market rates of interest prompted some borrowers to request interest rate reductions on existing fixed rate loans throughout most of the first-half of 2008. Late in the first-half competitive pressures eased, due to the general turmoil in the financial markets and because several of the Bank’s competitors had to focus on their own internal problems that were aggravated by aggressive competition for loans. A number of competitors, in fact, have decided to shrink their loan portfolios, which provides an opportunity for the Bank to look at developing relationships with customers displaced from those institutions. Unfortunately, the Bank’s capital position limits its ability to avail itself of that opportunity because the Bank does not have excess capital. Therefore, in order to avoid a deterioration of the Bank’s capital levels, the Bank’s ability to take on new business is limited to an amount that is supported by its earnings. This constraint is discussed in more detail, below, under “Capital Resources of the Company.”

The Bank maintains relationships with several other community institutions, whereby it purchases participations in loans made by those institutions. This is an important part of the Bank’s business, with participations purchased accounting for approximately 15.4%, 14.1% and 11.7% of total loans outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The originating institutions, typically, are interested in selling a participation in loans originated by them because of regulatory limitations on the amount that they are allowed to lend to any one borrower. The Bank is interested in buying such participations because they are better performing assets, when compared to other investment options and because the participations help diversify the Bank’s investments outside of its primary market area. The Bank does not normally have contact with the borrower on participations purchased but instead relies on the originating institution to properly administer the credit; consequently, the Bank reviews the financial performance and the credit culture of each participant institution prior to the purchase of loan participations from such institutions. The Bank underwrites each loan participation purchased, utilizing substantially the same standards applied to Bank-originated loans, and makes an independent credit decision as to whether or not to become involved in a loan originated by another financial institution.

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

Securities

As of September 30, 2008, the Bank had $18.5 million in securities classified as available-for-sale and $7.6 million in securities classified as held-to-maturity. All of these securities are pledged as collateral to secure or support: public deposits in Washington and Idaho; the Bank’s repurchase account program; balances in the Bank’s Treasury, Tax and Loan deposit account with the Federal Reserve Bank of San Francisco; and as collateral for funds on deposit by U.S. Bankruptcy Trustees. With the exception of one corporate bond (General Electric) in the amount of $500 thousand, all of the securities are obligations of the U.S. Treasury, U.S. Agencies, and Government Sponsored Enterprises or, in the held-to-maturity portfolio, municipal governments. The Bank does not own any preferred stock in Federal National Mortgage Association (FNM, or Fannie Mae) or Federal Home Loan Mortgage Corporation (FRE, or Freddie Mac) or any equity securities, other than $924 thousand in Federal Home Loan Bank stock required for membership and advances from the FHLB, $190 thousand in the common stock of Pacific Coast Bankers Bank, $250 thousand in the common stock of a community bank located in western Washington and $50 thousand in common stock of a community development company located in Spokane, Washington. The Company has invested $155 thousand in the common stock of Northwest Bancorporation Capital Trust I, discussed in Note 9.

The securities portfolio has decreased in size by $10.4 million during 2008. The primary driver behind the decrease was a $11.3 million decrease in balances in Securities Sold under Agreement to Repurchase, discussed below under “Liquidity.” The decrease in Securities Sold under Agreement to Repurchase is the result of a significant decrease in the rate that the Bank pays on these liabilities, which is tied to the yield on U.S. Treasury securities. This rate decrease prompted some customers to move their funds into deposit accounts that provide a higher yield. The reduction in balances in Securities Sold under Agreement to Repurchase accounts freed up investment securities that otherwise would have been pledged as collateral to secure these accounts. Investment securities that no longer needed to be pledged as collateral were converted to a higher yield as they matured or were called by investing the proceeds into loan production.

Deposits

At September 30, 2008, after eliminating deposits of the parent holding company, the Bank reported $309.9 million in deposits. This is an increase of $37.4 million and $70.0 million, or 13.4% and 21.9%, respectively, over deposits reported at December 31, 2007 and September 30, 2007.

Deposit growth for the nine months ended September 30, 2008 was especially strong for savings accounts, which are up $19.0 million for the year, an increase of 114.5%. Most of the growth in savings is attributed to the movement of deposits from Money Market and Repurchase accounts into the Bank’s high-yield savings account. Certificates of deposit grew $10.0 million or 6.1%, with $4.6 million in the over $100 thousand category and $5.4 million in the under $100 thousand category. Money market accounts increased by $0.6 million or 2.0% and NOW accounts declined by $1.2 million, or 8.4%. Non-interest bearing demand deposits grew by $8.9 million or 8.4% from year-end.

Deposit rates were slow to decline during most of the first half of 2008. By the end of the second-quarter rate competition in the local market had eased somewhat; however, with the financial market turmoil experienced in the third quarter, and despite a Federal Reserve rate cut of 0.50% on overnight money, rates on any term deposit much over three months maturity have been higher in the late third quarter than throughout most of earlier 2008. National CDs continue to command a premium, as a number of financial institutions, nationally, continue to experience liquidity issues and bid up the price of certificates offered through brokers or on national rate listing services. In order to retain existing deposits, and to attract new deposits, the Bank must remain competitive on deposit rates.

While interest rates, as measured by WSJ Prime rate, are 2.43% lower in 2008 than they were in 2007, the average rate paid by the Bank in all interest bearing deposits is only 0.11% lower, on average, through the first nine months of the year. Rates on interest bearing deposits have remained relatively high because rates being offered in the Bank’s market by competing institutions have not dropped significantly from year-to-year, and because of movement by customers from lower paying deposit products to higher paying products. The cost of interest bearing funds in the first-quarter 2008 was 0.20% higher than for the same quarter in the prior year. In the second-quarter, with rate pressure easing somewhat, the average rate paid on interest bearing deposits dropped from 3.90% to 3.59%. During the third quarter the average rate paid on interest bearing deposits dropped to about 3.50%. The third-quarter drop in deposit rates brought the cost of interest bearing deposits as of September 30, 2008 to 3.66%, compared to 3.83% for the first nine months of 2007.

About $32 million of the Bank’s certificates of deposit are scheduled to mature in the final three months of 2008 and are expected to be replaced or renewed at lower rates of interest, assuming no significant change in market rates of interest. As an alternative to renewing these maturing CDs, the Bank could elect to replace them with borrowed funds, most likely from the FHLB; that is, the Bank could decide to allow deposits to decrease while increasing borrowed funds by a like amount without impairing its ability to fund loans or other earning assets. In either case, the Bank should benefit from the renewal or replacement of these funds; applying current FHLB rates to the remaining term of these liabilities results in a reduction in interest expense of just over $25 thousand per month. Of course, maturing deposits will not likely be completely replaced by borrowed funds; the actual savings, if any, to the Bank will depend upon how many certificates renew or are replaced with borrowed funds, as well as the terms and conditions of the renewed certificates and/or borrowed funds.

Savings accounts grew due to depositor preference for the Bank’s high yield savings account that pays up to 2.75% interest on savings accounts with balances in excess of $100 thousand. Savings are expected to continue to grow as existing customers continue to move funds into the high yield savings account and because that account is highly competitive with savings and premium Money Market accounts offered by competitor institutions.

Interest-free checking balances were almost $9 million higher at September 30, 2008 than was reported at year-end; however, average balances in non-interest bearing accounts are about $3 million lower in 2008 than in 2007. NOW accounts are about $1.2 million lower than at year-end and about $750 thousand lower, on average, in 2008 than in 2007. New deposit growth at the two branches added in late 2007 was offset by movement of deposits into higher yielding products and/or lower balances in existing accounts.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at September 30, 2008. Most of the proceeds from the debentures have been funded to the Bank and have been used primarily for branch expansion and relocation. The junior subordinated debentures have an interest rate of 5.95% that is fixed through June 30, 2010. As of September 30, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 9 of the Notes to Consolidated Financial Statements in the Company’s 2007 annual report on Form 10-K, as filed with the SEC on March 21, 2008.

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2007 through September 30, 2008 (dollars in thousands):

Beginning capital December 31, 2007	$27,346
Additions relating to equity-based compensation	77
Additions due to shares issued under the Director Stock Compensation Plan	69
Net income for period ended September 30, 2008	1,141
Change in accumulated other comprehensive income	(46)
Cash dividends paid to shareholders	(474)

Ending capital September 30, 2008	$28,113

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation, which is the FDIC’s highest rating. A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At September 30, 2008, the Bank’s total capital to risk weighted assets was 10.88%, compared to 11.41% at December 31, 2007 and 12.19% at September 30, 2007.

The reduction in the total capital to risk weighted asset ratio from period to period is the result of a significant increase in loans and, to a lesser effect, a decrease in the Bank’s investment portfolio. The total capital to risk weighted asset ratio is calculated by dividing total capital by assets that have been risk weighted according to regulatory guidelines. In September 2007, the Bank’s total capital (basically, common stock, retained earnings and the ALLL) was about $32.7 million and risk-weighted assets were just over $268 million. Over the past year, total Bank capital, including the increase to “additional paid-in capital” discussed elsewhere in this report, increased to about $38.2 million, based on retained earnings, but risk-weighted assets increased to $351 million (primarily due to an increase in loans of $82 million). A 30% increase in assets was supported by a 16% increase in capital, which accounts for the reduced capital ratio.

To provide an appropriate margin over the 10% requirement to be considered “well capitalized,” the Company obtained a loan of $3 million in late August 2008; loan proceeds were invested into the Bank as “additional paid-in capital.” In September 2008, the Company transferred land that it owned in Airway Heights, Washington to the Bank. The land that was transferred is currently being improved as a branch site; an existing branch in Airway Heights will be relocated to this new facility in December 2008. The value of the land transferred to the Bank was $405 thousand and is accounted for at the Bank level as “additional paid-in capital.” These contributions to Bank capital increased the Bank’s total capital to risk weighted assets to 10.88%, which Bank management believes to be adequate to support the existing level and quality of the Bank’s assets.

Holding company debt can be structured to qualify as holding company capital for the purpose of computing regulatory capital ratios; however, in the case of the loan that the Company negotiated in August, the loan structure does not qualify as regulatory capital and does not improve the Company’s capital ratios. In fact, this new holding company debt results in a small reduction to the Company’s total capital to risk weighted asset ratio because Company assets increased, without a concurrent increase in Company capital. The Company’s total capital to risk weighted asset ratio decreased from 10.73% on June 30, 2008 to 10.39% on September 30, 2008. Because the Company also needs to maintain a total capital to risk weighted asset ratio in excess of 10%, Company management intends to focus on additional options to enhance the Company’s capital position.

Other options available to the Company include shareholder rights offerings, private placements or a public offering. Recognizing that the current economic environment makes capital production through those sources extremely expensive and difficult to obtain, another option available to maintain the total capital to risk weighted asset ratio at an acceptable level is to restrain asset growth to a level that earnings will support. Bank management has determined that the Bank’s assets can grow at about 10 times earnings without negatively affecting the total capital to risk weighted asset ratio; that is, the Company can grow about $10 million for every $1 million that it earns. As previously discussed, the Bank expects that opportunities for loan production will likely outpace the ability of the Bank and the Company to increase capital from traditional sources. Bank management anticipates that growth may be constrained by the level of net income, therefore the Bank intends to concentrate on the sale of whole loans and/or loan participations, which should enhance non-interest income and allow for additional loan production.

As an alternate source of capital, the Company is assessing the desirability of participating in the Capital Purchase Program recently announced by the U.S. Treasury. Under that program, the Bank would likely qualify to sell between $3.5 million and $10.5 million in preferred stock to the Treasury. Information currently available to the Company suggests that capital raised through the Capital Purchase Program would be relatively inexpensive; the Treasury’s investment would be compensated by a 5% cash dividend, which is cumulative and payable quarterly. Applications for participation in the program must be submitted by November 14, 2008. Management and the Board of Directors of the Company are considering the favorable features of the program, the costs and potentially negative features of the program and those attributes and consequences of the program that have yet to be fully detailed by the Treasury. The most obvious positive consequences of participating in the program are that it should allow for growth in lending by the Bank and that it significantly enhances Bank and Company capital, which is desirable if the currently volatile financial environment persists for some period of time. On the other hand, Company shareholders would experience a small dilution in ownership if the Treasury exercises the warrants to purchase Company common stock that it will be granted if the Company participates in the program, and the dividend rate on the preferred stock steps up to 9% if the preferred stock is not redeemed within five years. There are a number of other features and issues that management is investigating prior to deciding whether to participate in the program. If the Company participates in the program, the Treasury has indicated that it intends to fund the purchase of the preferred stock no later than December 31, 2008.

Historically, the Company’s Board of Directors has scheduled its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2008 was $0.20; the increase in the 2008 cash dividend over the cash dividend paid in 2007 is 11%. The cash dividend was paid on June 13, 2008 to shareholders of record as of May 9, 2008 and represented a payout of 17.9% of the Company’s prior-year net income. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. Because the Company currently only pays a cash dividend annually, the Board of Directors has not considered whether the Company should take similar action with respect to a cash dividend in 2009. A discussion about whether and to what extent a cash dividend in 2009 would be appropriate will likely take place after the end of the first-quarter 2009 and by that time it is anticipated that national and/or local economic conditions will have changed significantly and/or considerably better information as to the state of the economy will be available.

Accelerated asset growth over the past year has resulted in Bank capital being fully leveraged as of September 30, 2008. Unless the Company decides to participate in the Treasury’s Capital Purchase Program, or until such time as capital market conditions improve, which would allow the Company to consider obtaining additional capital beyond what is provided by retained earnings, the Bank’s continued growth will be limited to that level of growth that can be achieved without causing deterioration in its capital ratios, particularly the total capital to risk weighted asset ratio.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2008, the Bank had $108 million in commitments to extend credit. The distribution of loan commitments, both as to type and quality, generally mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2008, the Bank had issued $2.9 million in letters of credit. The approximately $2 million increase in letters of credit from year-end was due to the issuance of a letter of credit in that amount for one customer. The letter of credit is fully secured by funds on deposit at the Bank.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lending officers limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. As the Bank has seldom, if ever, had to cancel a guidance line, the amount of the lines in place at September 30, 2008 are included in the amount disclosed under commitments to lend, listed above.

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

The Company, apart from the Bank, does not currently have material funding needs except for debt service on the junior subordinated debentures detailed in Note 9 and on the holding company loan detailed in Note 10. Funding for the Company’s debt service and other Company expenses comes from dividends declared by the Bank. Interest expense on the junior subordinated debentures is about $26 thousand per month and principal and interest payments on the holding company loan are about $36 thousand per month. The Bank has use of the funds that were generated through Company debt; consequently, the dividends that the Bank pays to the Company to service this debt are, effectively, in lieu of interest that it would, otherwise, be paying on deposits. About $8 thousand per month of the Bank’s employee expenses are allocated to the Company; however, this amount is, effectively, eliminated when consolidating the Bank’s financial statements with the Company’s. The Company has other expenses of about $9 thousand per month, consisting primarily of legal and accounting expenses and shareholder communication costs, that are also funded by Bank dividends.

The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank lists its certificate of deposit rates on a national listing service and will generate funds through that source. The funds almost always come from credit unions and currently represent about 7% of total deposits. Public funds contribute not quite 2% to deposits and consist of funds deposited by the States of Washington and Idaho. Public funds are stable, remaining with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds. The state of Washington sets the rates for its deposits, while the state of Idaho utilizes an auction process to price their funds. The rate paid on State funds is typically somewhat higher than the rate earned on Federal Funds Sold; consequently, the retention of State funds make sense when there is adequate demand to allow for the investment of those funds into loans with similar re-pricing intervals. Brokered deposits, discussed below, fund about 10% of the Bank’s assets as of quarter-end. In previous quarterly reports, public funds comprised approximately 4% of deposits and brokered deposits comprised approximately 8% of deposits. The difference at September 30, 2008 results from the Bank’s decision to not renew about $6 million in Washington State deposits during the third quarter. Holding deposits of the State of Washington exposes the Bank to the risk of loss should another Washington State depository institution fail, assuming that failure results in a loss to the State. In the event that a bank failure results in a loss to the State of Washington, the remaining depositories holding State funds will be assessed a certain amount to help cover that loss; the exposure can be as much as 10% of the State deposits held by an approved depository institution. Prior to its decision to not renew the deposits referenced above, the Bank held approximately $9.5 million in State funds, and was, therefore, exposed to an assessment that could have been as high as $950 thousand. Remaining State of Washington deposits, most of which mature in February 2009, expose the Bank to a maximum assessment of about $350 thousand. Bank management will decide whether to renew the remaining State deposits as they come due. To cover the return of $6 million of State of Washington funds, the Bank temporarily increased brokered funds on its balance sheet by a similar amount. Bank management anticipates that enhanced deposit production at several new and relocated branches will be adequate to reduce the brokered funds within a few months. The remaining 81% of deposits are owned by local individuals and businesses. The Bank’s analysis of average certificates of deposit balances reported over the twelve months ending September 30, 2008 concludes that the $72 million in CDs over $100 thousand is split between reliable funds and volatile funds at a 68%/32% ratio.

The Bank offers a repurchase program to certain customers whose deposit balances exceed the FDIC insurance threshold. Repurchase accounts are, by their nature, considered to be volatile, however, the Bank’s analysis of the true reliability of these funds concludes that the average balance in repurchase accounts for the twelve month period ending September 30, 2008, about $18 million, is split between reliable funds and volatile funds at better than a 3 to 1 ratio. If properly managed, and assuming that the Bank does not carry significant amounts of un-pledged securities, the repurchase program does not significantly affect Bank liquidity, because a reduction in balances in repurchase accounts will reduce funds available to the Bank, but will free up previously pledged securities that can generate funds through their sale or pledge to allow additional borrowings. Increases in repurchase account balances do not provide the Bank with additional liquidity, unless it has excess un-pledged securities in its portfolio, because the Bank needs to use the additional repurchase account funds to purchase securities to collateralize the accounts, which are collateralized at a minimum of 105% of repurchase account balances. Although the repurchase program does not significantly affect bank liquidity, the program is always expected to have at least a nominal negative effect on liquidity, due to the 105% collateral requirement. Another negative associated with the repurchase program results from the need to maintain enough securities to continually cover the highest balance that might be held in these accounts at any time, even though actual balances vary throughout each month and throughout the year. Because of the negative effect of repurchase account balances on liquidity and the constraints that they place on balance sheet structure, the Bank is encouraging customers to move repurchase account balances to other types of deposit accounts unless the customer’s primary concern is collateral coverage of their balances. Those customers who are primarily concerned with collateral coverage are being encouraged to use the CDARS, or Certificate of Deposit Account Registry Service, as discussed below, which is another option that provides for full security for their funds.

It is the Bank’s general philosophy to fund its growth by gathering local deposits. To that end, the Bank has invested in a sizable branch network for a Bank of its asset size. The Bank invested in two new branches in 2007, a 20% increase in its branch network, with the primary goal of generating additional deposits. In June 2008, the Bank relocated its Indian Trail branch from a grocery store location into a new stand-alone facility. The Bank plans to relocate one additional branch by year-end 2008. Both relocations are intended to enhance the Bank’s market share and gather additional deposits. The Bank historically has been successful in funding its asset growth with local deposits. Funds borrowed from other financial institutions, including the FHLB, support a little over 4% of the balance sheet (almost 7% when you include Federal Funds Purchased) and other non-local funds support 14%. Because of accelerated loan production, the Bank had to increase its reliance on borrowed funds and non-local deposits, including brokered deposits over the past year. As in-market deposit production at the two new Idaho branches that opened in late 2007, and the two Washington branches that were relocated in 2008, becomes meaningful, the Bank should be able to allow borrowed funds and non-local deposits to fund a smaller percentage of the balance sheet.

Brokered funds have become an important source of liquidity to community banks over the past few years and, if properly structured, should represent a reliable and predictable source of funding. The Bank has entered into agreements with two providers of brokered funds; one provider is a Bankers Bank, in which the Bank is a shareholder, the other provider has been utilized by the Bank for securities sales and purchases for a number of years. When the Bank is in need of funds for investment into loans or other assets, it informs the provider of the amount and the terms of CDs it is willing to issue. The provider, through a network of investment brokers, will use its best efforts to market Bank issued CDs to individuals and businesses, typically in amounts under the FDIC insurance limit. Upon completion of the offering the Bank issues one CD for the full amount of the offering and then the CD is forwarded to CEDE & Company, as custodian for the beneficial owners. The firm that the Bank utilizes for the offering, as well as the investment brokers who sell the CDs to their clients, are compensated through a placement fee that adds about 0.25% to the cost of the CDs; therefore, the all-in cost of the CD to the Bank equals the quoted rate on the CD plus about 0.25%. Currently, the all-in cost of brokered CDs is higher than the cost of borrowing funds from the FHLB or issuing CD specials in the Bank’s market area. While the Bank had not previously relied on brokered CDs to fund its assets, significant loan growth in the last-half of 2007 was funded, to a significant degree, by brokered deposits. As discussed above, the Bank has also increased brokered deposits to replace $6 million in public funds; this increase in brokered funds is expected to be temporary. At the end of the third-quarter 2008, brokered CDs totaled almost $32 million, which is just over 10% of total deposits. The Bank limits its brokered CD production to CDs that are not redeemable prior to maturity, except in the case of the death or declaration of incompetence of the beneficial owner; by so doing, the CDs become a reliable and predictable source of funding. To further enhance the reliability of brokered deposits, the Bank does not typically issue brokered deposits in maturities of less than one year; in fact, the Bank prefers a maturity of two years or more on brokered CDs and will stagger brokered CD production so that only a small portion of CDs will be maturing at any given time. The Bank’s Board of Directors has approved the use of brokered CDs in an amount not to exceed 30% of total deposits.

The Bank is a member of the Promontory Network and, as such, can arrange for the placement of large amounts of deposits with other financial institutions that are also members of this network. Large deposits are divided into smaller amounts and placed with other network member institutions so that no deposit at any one institution will exceed the FDIC insured limit. With over 2,000 member institutions eligible to accept deposits through this program, the Certificate of Deposit Account Registry Service (or “CDARS”), the Bank can place deposits of up to $50 million, with the full amount eligible for FDIC insurance coverage. Using the CDARS reciprocal program, the Bank receives deposits from other institutions in an amount equal to the deposits that it places into the program. As an example, a company or an individual can have the Bank place $10 million into the program; those funds will be sent to over 100 other financial institutions in amounts of less than $100 thousand, with the full $10 million eligible for FDIC coverage. The Bank, in turn, will receive back $10 million from more than 100 customers of other financial institutions. Given the current volatility of the financial markets, the Bank anticipates promoting this program to current and prospective customers who are primarily interested in the security of their funds. Pricing on funds generated through the CDARS program is expected to be competitive with, and perhaps even somewhat less, than pricing on the Bank’s in-house certificates of deposits. At year-end the Bank reported about $3.5 million in CDARS deposits; that amount increased to $5.5 million by September 30, 2008 and, based on current orders, is expected to increase by another $2.5 million in October 2008. Bank management anticipates that these accounts will be an increasingly dependable and important source of funding for the foreseeable future.

The Bank’s Board of Directors has set liquidity limits, and performance to those limits is monitored monthly. An analysis of Bank liquidity performed on September 30, 2008 balances concluded that the Bank had access to funds equal to about 28% of its quarter-end total assets. This liquidity ratio includes additional funds that the Bank could borrow from the FHLB if it purchased additional FHLB stock. The Bank owns a little over $924 thousand in FHLB stock. To access additional loans from the FHLB, the Bank would have to buy FHLB stock in an amount that is approximately equal to 4.5% of the new funds borrowed. Bank management does not anticipate purchasing additional FHLB stock in excess of $200 thousand without additional discussion with the Bank’s Board of Directors.

The Bank has a borrowing limit with the FHLB equal to 15% of total assets. At September 30, 2008, the borrowing line was approximately $58 million. However, two factors limit the availability of the FHLB line: (1) the value of collateral pledged; and, as previously noted (2) the amount of FHLB stock owned. At September 30, 2008, the Bank had pledged collateral that supported about $53 million in borrowings. Deducting amounts already borrowed from the FHLB, additional borrowings at September 30, 2008 were limited to just over $32 million, assuming additional stock equal in amount to 4.5% of the newly borrowed funds is purchased. At September 30, 2008, the Bank had established unsecured overnight lines totaling $26.5 million with various correspondent banks, with $4.9 million advanced on these lines as of that date.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. In addition to consolidated net income of $1.1 million for the nine months ended September 30, 2008, the Bank relied on an increase in borrowed funds of $10.7 million and Federal Funds Purchased of $8.9 million, increased deposits of $37.4 million, offset by a decrease in repurchase accounts of $11.4 million, and a decrease in securities owned of $10.3 million to cover net loan growth (including loans held for sale) of $56.3 million and investment in fixed assets of $5.7 million. Cash and due from banks can vary significantly from day-to-day, but was down $1.8 million at September 30, 2008 when compared to the year ended December 31, 2007. A decrease in Federal Funds Sold of $3.1 million added to funds available for investment into loans. $0.7 million in provision to the allowance for loan losses in excess of actual net loan losses and $0.6 million in depreciation expense are not actual uses of cash. Other sources and uses of funds were not material or are considered to be temporary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for the Company because the Company qualifies as a smaller reporting company, as that term is defined by the SEC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of September 30, 2008, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

No shares were issued during the quarter ending September 30, 2008.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 10, 2008	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: November 10, 2008	/s/ Christopher C. Jurey
Christopher C. Jurey
Chief Financial Officer