Form 10-K
period 2008-12-31
NORTHWEST BANCORPORATION INC
filed 2009-03-27
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 W. Riverside Avenue, Spokane, WA	99201-0403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 456-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (No Par Value Per Share)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $18,228,987.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2009, was 2,367,246.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 18, 2009 (the “2009 Proxy Statement”) have been incorporated by reference into Part III, items 11, 12 and 13 of this annual report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2008

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Item 1.	Business.

Northwest Bancorporation, Inc. (the “Company”) was incorporated as a Washington corporation in 1991. In 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. The Bank commenced operations in 1989 as a Washington state-chartered commercial bank. The Bank operates eight branch offices in Washington and four branches in Idaho; both states allow for statewide branching.

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

The primary asset of the Company is the common stock of the Bank. The Company also owns one-hundred percent of the common stock of Northwest Bancorporation Capital Trust I, a trust established in 2005 for the purpose of issuing trust preferred securities; proceeds received by the trust from the issuance of the trust preferred securities were funded to the Company. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The operating results of the Bank depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans and investment securities, and (ii) interest expense on interest-bearing liabilities, which primarily consist of deposits and borrowed funds. Also affecting the Bank’s operating results are the level of the provision for loan losses, the level of other operating income, such as service charges on deposits and gains or losses on the sale of investment securities, the level of operating expenses, and income taxes. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2008 and 2007 is set forth in the sections entitled “Summary Performance Information” and “Statistical Disclosure” in Part II, Item 7 of this annual report on Form 10-K. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

The Bank.    The Bank’s principal office and main branch is located in the downtown business core of Spokane, Washington. Six additional branches are located in the greater Spokane area; four branches are located in Kootenai County, Idaho; and, one branch is located in Walla Walla, Washington. The Bank considers eastern Washington and northern Idaho to be its primary market. The majority of the Bank’s deposits and loans are generated in Spokane County, Washington, with a population of 448,018, Kootenai County, Idaho, with a population of 133,668, and Walla Walla County, Washington, with a population of 57,541; the population figures are based upon estimates provided by the U.S. Census Bureau, 2005-2007 American Community Survey. There is little concentration of industry in the Bank’s primary market area. A historical reliance on natural resources industries (timber, agriculture, and mining) has been replaced by a focus on government, health care, trades and services. Information compiled by Greater Spokane Incorporated as of May 2008, indicates that in Spokane County, government employment accounts for about 19% of total employment, followed by education and health services (13%); leisure and hospitality/food service (13%); healthcare/social assistance (11%); retail trade (10%); professional and business services (8%); and manufacturing (7%). Wholesale trade and finance/insurance each account for about 4% of total employment. Kootenai County has developed a robust tourism industry with a larger percentage of its employment base tied to that industry. Walla Walla County shows a higher reliance on agricultural employment. The City of Spokane serves as the hub of an area known as the Inland Northwest that includes thirty-six counties in eastern Washington, northern Idaho, western Montana and northeastern Oregon, home to over 1.7 million residents. As a regional trade center, the Spokane market area extends to southern British Columbia and Alberta with a population base exceeding 3 million. The economy of the market area is considered stable.

Banking Services.    The Bank has offered a variety of banking products and services as its principal products during the past three years. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to mid-size businesses.

The products and services include a full range of Federal Deposit Insurance Corporation (the “FDIC”) insured deposit accounts, including: noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts, and time certificates of deposit. Transaction accounts and certificates of deposit, including Individual Retirement Accounts (“IRAs”), are offered at rates competitive in the primary market area. Additionally, the Bank will, from time to time, solicit deposits through the national market. Prior to 2007, national deposits, typically, consisted of time certificates with maturities ranging from one to five years, and were purchased by credit unions or other financial institutions; these deposits were normally more expensive than local deposits, but were priced comparably to funds borrowed from the Federal Home Loan Bank (the “FHLB”). In 2007, because the opportunity for loan growth outpaced local deposit growth, and because pricing on brokered deposits compared favorably to pricing in the Bank’s local market, the Bank began accepting brokered deposits. This trend continued in 2008 as the Bank funded loan growth with a combination of local and brokered deposits. As the name implies, these deposits are placed by deposit brokers acting as an administrator, custodian, agent or trustee for funds placed at financial institutions on behalf of a third-party. Most national deposits, including brokered CDs, will be for an amount that allows for full coverage by FDIC insurance.

The Bank offers a full range of commercial and consumer loans. The Bank’s primary focus is on commercial lending and most of its loans are classified as commercial or commercial real estate. Credit services include:

Loans to businesses:

(1)	Operating loans and lines;

(2)	Equipment loans;

(3)	Commercial real estate and construction loans;

(4)	U.S. Small Business Administration (the “SBA”) or other government guaranteed/subsidized loan programs for small businesses; and

(5)	Corporate credit cards (Visa/MasterCard).

Loans to individuals:

(1)	Loans for vehicle purchase or other personal, family or household purposes, including personal lines of credit;

(2)	Home loans (conventional and insured);

(3)	Home improvement and rehabilitation loans;

(4)	Guaranteed or subsidized loan programs; and

(5)	Credit cards (Visa/MasterCard).

Mortgage loans:

The Bank’s mortgage department offers virtually all mortgage products available in the market, specializing in conventional, FHA and VA home loans for the purchase or refinance of 1-4 family residential living units; substantially all loans originated are sold to third-party investors. The mortgage department is housed in four Bank branches and maintains numerous correspondent relationships, as well as internal underwriting authority. Mortgage department income is derived from loan origination fees and payments received from mortgage servicing correspondents, who buy both the loan principal and the right to service the loan, and from fees and interest earned on new home construction loans made to individuals and builders.

Other services:

The Bank offers numerous other products and services, including: cash management services, wire transfers, direct deposit of payroll and social security checks, VISA debit cards for automated teller machine access and point-of-sale purchases, Internet banking, online bill payment, merchant services, and automatic drafts and transfers to and from various accounts. Bank customers may elect to receive account statements through e-mail. The Bank also offers a remote deposit capture option to select commercial clients, allowing users to scan their deposit items and, using Bank provided software, submit them for deposit electronically). For those customers whose balances exceed the FDIC insured limit, the Bank offers a repurchase program, whereby, each day, the Bank sells a portion of its investment portfolio to the customer, agreeing to repurchase the investment the next business day; securities in the Bank’s investment portfolio are held by a third-party, the FHLB. Repurchase accounts fund, on average over the past three-years, just over seven-percent of Bank assets.

Methods of Distribution of Banking Services.    Historically, the Bank has marketed and serviced its customers at Bank branch locations or, in the case of business customers, at the customer’s place of business. The Bank utilizes third-party courier services to deliver documents to some of its business customers and receives documents and, in some cases, deposits from certain customers.

As it has become possible to provide more banking services remotely, the Bank has adopted selected methods that allow for the delivery of its services electronically. In addition to Internet banking and online bill payment services, which are available to both individual consumers and businesses, the Bank is able to accept scanned-image deposits from its business customers and provides Automated Clearing House origination services to a number of businesses. These types of delivery of services are especially important to customers who may live or operate businesses in locations that are not near Bank branches or, for those customers residing in more urban areas, who do not have the time or inclination to conduct their banking activities at branch locations. Remote delivery of banking services allows the Bank to extend its footprint beyond where it could otherwise reach utilizing its branch network; competitor institutions are adopting similar offerings, extending their reach, as well. The Bank is competitive with other financial institutions in the scope of its remote services offerings, but will have to continue to develop additional alternatives to remain competitive.

The Bank has developed relationships with other banks located in Washington and Idaho, which allows for the diversification of its lending efforts outside of its primary market area. These banks are willing to sell a partial interest in loans that they have originated to customers within their market area to the Bank, more often than not because of legal lending limit constraints (generally, a bank cannot lend an amount to a customer that exceeds 20% of the bank’s equity). The Bank has been willing to purchase these participations, because such purchases: expand the opportunity for the Bank to identify quality assets in which to invest; diversify the Bank’s geographic exposure away from the economic conditions existing in its primary market area; and, diversify the types of borrowers and industries that the Bank is able to invest in beyond the limitations of its primary market area. In its relationship with these other banks, the Bank’s de facto customer is the other bank, more so than the borrower. An officer of the Bank will interact with a representative of the bank that is selling the credit and will normally make a site inspection; there may be no direct interaction with the borrower.

The Bank does not currently accept requests to open either deposit or loan accounts through the Internet, nor does it solicit business through the use of telephone calling centers.

Segment Reporting.    The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, for reporting of selected information about operating segments.

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

At present, there are 4 national, 4 regional and 16 local, independent community-based banks operating in the Bank’s primary market area of Spokane, Walla Walla and Kootenai counties, which offer services similar to, and which are in direct competition with, the Bank. Several of the community-based competitors are of a significantly larger size than the Bank and may have some or all of the competitive advantage enjoyed by the branch offices of larger, out-of-area institutions. Total deposits reported within the three counties was $9.9 billion on June 30, 2008, with the Bank reporting a 3.2% market share.

Based on industry information, there are 18 commercial banks and savings banks in Spokane County, Washington, having a total of 130 branch locations and an estimated total of $7.1 billion in deposits as of June 30, 2008, the most recent date for which information is readily available. Based on the same information, there are 15 commercial banks and savings banks in Kootenai County, Idaho having a total of 48 locations and an estimated total of $1.6 billion in deposits. Walla Walla County, Washington, reports 10 banks, 22 branches and $1.1 billion in deposits.

The Bank also faces numerous non-bank competitors, which have some or all of the competitive advantages enjoyed by branch offices of larger, out-of-area institutions and may have further competitive advantages because they are not subject to the extensive bank regulatory structure and restrictive policies that apply to the Bank.

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

Recent Legislative Initiatives to Address Financial and Economic Crisis.    During 2008, in response to upheaval within the financial markets, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which authorized the United States Department of Treasury (the “Treasury Department”) to establish the Troubled Asset Relief Program (“TARP”) to purchase “troubled assets” held by financial institutions. The EESA also increased FDIC deposit insurance coverage to $250,000 for all deposits in FDIC-insured institutions. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLG Program”) to strengthen confidence and encourage liquidity in the banking system. The TLG Program consists of two components: a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). For participating FDIC-insured institutions, the Transaction Account Guarantee Program amended FDIC deposit insurance coverage for noninterest-bearing transaction accounts to 100% of the account balance. The Bank has elected to participate in the Transaction Account Guarantee Program. As a result, interest-bearing deposits such as CDs and savings are FDIC-insured up to a maximum of $250,000 and noninterest-bearing accounts are insured for the full account balance at the Bank. Both the EESA and the Transaction Account Guarantee Program are set to expire on December 31, 2009.

Troubled Asset Relief Program.    Under the TARP program, the Treasury Department is authorized to purchase, and to make and fund commitments to purchase, troubled assets from any financial institution, on such terms and conditions as are determined by the Treasury Department. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system.

On October 14, 2008, the Treasury Department announced terms of the TARP Capital Purchase Program (“CPP”), through which the Treasury Department has made capital investments in banking institutions by purchasing senior preferred shares.

Terms of the CPP are standardized and any qualifying financial institution could elect to apply by notifying its federal banking agency by November 14, 2008. Only institutions determined to be eligible for CPP by the Treasury Department and the financial institution’s primary federal regulator were allowed to participate. The terms of the CPP are as follows:

Participating institutions were required to subscribe for no less than the minimum subscription amount of one percent of their risk-weighted assets. The maximum subscription amount to be allowed was the lesser of $25 billion or 3 percent of risk-weighted assets.

On October 30, 2008, the Company filed an application with the FDIC to raise $10.5 million in the CPP. Subsequent to year end, the Company received the full $10.5 million for which it applied through the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury Department. The $10.5 million in proceeds will be treated as Tier 1 capital.

The 10,500 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued by the Company will pay a cumulative compounding dividend of 5% per year for the first five years and will reset to a rate of 9% per year after five years. The 525 shares of Fixed Rate Cumulative Preferred Stock, Series B, will pay a cumulative compounding dividend of 9% per year. After three years, the preferred shares may be redeemed by the Company at their issue price, plus all accrued and unpaid dividends. Subject to approval by the Company’s banking regulators, the preferred shares may also be redeemed at any time if the Company chooses to replace them with newly raised equity capital. Additional disclosure regarding the details of this transaction, the agreements and other documents related to the transaction have been filed with the SEC and can be found on the SEC’s website at www.sec.gov. Additional details of the Capital Purchase Program can be found on the Treasury Department’s website at www.treas.gov/initiatives/eesa.

Companies participating in the CPP are required to adopt the Treasury Department standards for executive compensation and corporate governance for the period during which the Treasury Department holds equity issued under this program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers. These standards require participating institutions to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) require clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibit making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agree not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In February 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted. Among other things, the ARRA more strictly limits the payment of incentive compensation and any severance or golden parachute payments to certain highly compensated employees of institutions that participate in the CPP. The ARRA also expands the scope of employees who are subject to a clawback of bonus and incentive compensation that is based on results that are later found to be materially inaccurate, adds additional corporate governance requirements, and requires the Treasury Department to perform a retroactive review of compensation to the five highest compensated employees of all CPP participants.

The Company.    As a bank holding company, the Company is subject to various regulations, including the following, some of which may have a material impact upon the Company’s future financial performance.

Sarbanes-Oxley Disclosure Controls and Procedures.    The Sarbanes-Oxley Act of 2002 requires the Company to comply with the internal controls and procedures for reporting companies established by Section 404. The Company is considered a non-accelerated filer by the Securities and Exchange Commission (the “SEC”). Non-accelerated filers are required to meet these internal controls and procedures requirements for fiscal years ending after December 15, 2007. At this time, registered public accounting firms are required to prepare an attestation report for reporting companies for fiscal years ending after December 15, 2009; this temporary item is scheduled to expire on June 30, 2010.

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

Source of Strength Policy.    Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its “source of strength” policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation’s capital needs, asset quality and overall financial condition.

Effect of Other Legislation.    The Gramm-Leach-Bliley Financial Modernization Act (the “GLB”) authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, subject to added privacy restrictions, thus allowing the Company to offer its customers any financial product or service. Certain restrictions regarding capital and Community Reinvestment Act (the “CRA”) performance are specified. The Company meets the standard to be considered “well-capitalized” and the Bank has a “Satisfactory” CRA rating, meeting the requirements of the GLB. The Company will consider opportunities to expand its financial offerings as they become available. At this time, however, the Company has not identified additional financial products or services that it intends to offer in the near future, nor does it anticipate the establishment of additional subsidiaries this year.

GLB also contains provisions related to Bank customer’s rights to financial privacy and requires that financial institutions implement policies and procedures that control the use and reuse of customer and consumer non-public information. The Bank provides its customers with an initial notification of their rights under the GLB when they first open an account and annually, thereafter.

The Bank.    As a Washington state-chartered commercial bank, with deposits insured by the Deposit Insurance Fund (the “DIF”) of the FDIC, the Bank is subject to various regulations, including the following:

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

As a qualified FHA Direct Endorsement lender, the Bank is governed by the regulations established by the Department of Housing and Urban Development (“HUD”) and is subject to their audit criteria and quality control requirements. Additionally, depending upon the type of mortgage loan originated and the investor to whom the loan is sold, the Bank is subject to rules and requirements established by various federal and state agencies and housing authorities, as well as investment and quality criteria established by individual investor institutions.

The approval of a Bank’s primary regulator is required prior to any merger or consolidation or the establishment or relocation of any office. Various consumer laws and regulations also affect the operations of the Bank.

Affiliate Transactions.    The Bank is subject to federal laws that limit the transactions by subsidiary banks with or on behalf of their parent company and with or on behalf of any non-bank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any non-bank subsidiary are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of such bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing “low quality” assets from affiliates.

FDIC Assessments.    The FDIC merged the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”) to form the Deposit Insurance Fund (“DIF”) on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The deposits of the Bank are insured by the DIF up to a maximum of $100,000 per depositor, with the exception of certain retirement accounts, which are insured up to a maximum of $250,000. (The enactment of the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.) The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. In 2007, the semi-annual amount of FDIC assessments paid by individual insured depository institutions classified as Well Capitalized and in Supervisory Group A ranged from 0.05% to 0.07%, banks that were not classified as Well Capitalized or that were in Supervisory Groups B or C were subject to premiums of 0.10%, 0.28% or 0.43%.

Banks and other financial institutions insured by the DIF are also assessed to provide repayment of the Financing Corporation (the “FICO”) bonds. The FICO, established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (the “FSLIC”). Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019. The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The annual rate during 2008 was 1.14 basis points for the first quarter, 1.12 for the second quarter, 1.12 for the third quarter and 1.10 for the fourth quarter. The first-quarter 2009 rate is 1.14 basis points.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well-capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2008, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized,” with ratios of 8.43%, 9.20% and 10.46%, respectively.

Federal Home Loan Bank.    The Bank is a member of the Federal Home Loan Bank of Seattle (the “FHLB Seattle”), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB’s policies and procedures. As a member of the FHLB, the Bank is required to purchase and hold stock in FHLB Seattle. As of December 31, 2008, the Bank held stock in the FHLB Seattle in the amount of $1,105,600.

Environmental Regulations.    Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property which is found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision as to whether or not to foreclose on a property. When appropriate, before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect to not foreclose on the property, thereby reducing our flexibility in handling the loan.

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

In addition, the federal bank regulators established guidelines regarding the leverage ratio of Tier 1 capital to total adjusted average assets, establishing a minimum leverage ratio of 3.0% for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating. Institutions not meeting these criteria are expected to maintain a ratio that exceeds the 3.0% minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

Community Reinvestment.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator; such assessments may occur as frequently as annually, but are generally made every four years. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2008 the Bank was rated “Satisfactory” with respect compliance with the CRA.

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

Employees

The Bank employed 127 employees, representing 116 full time equivalent positions as of December 31, 2008. The Company, separate from the Bank, does not have any compensated employees; however, the Company does reimburse the Bank for time that Bank employees and officers spend on Company business. In 2008, the Company reimbursed the Bank approximately $96,400; of that amount about $10,500 was related to work performed by Bank employees, $21,000 was related to time spent by the Bank’s internal auditor on holding company issues and $64,900 was related to work performed by Bank officers.

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that the Company files with the Securities and Exchange Commission. Such statements may also be made by The Company and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of the Company;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

•	the financial condition of the Company’s borrowers and lenders;

•	the Company’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and

•	The Company’s success at managing the risks involved in the foregoing.

Where You Can Find More Information

The periodic reports the Company files with the SEC are available on the Bank’s website at www.inb.com after the reports are filed with SEC. The SEC maintains a website located at www.sec.gov that also contains this information. The information on the Bank’s website and the SEC’s website is not part of this annual report on Form 10-K. The Company will provide you with copies of these reports, without charge, upon request made to:

Northwest Bancorporation, Inc.

Attn: Nora Seelbach

Vice President and Controller

421 W. Riverside Avenue

Spokane, WA 99201-0403

Telephone No. (509) 456-8888

Item 1A.	Risk Factors.

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occurs, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Our Business has been and May Continue to be Adversely Affected by Current Conditions in the Financial Markets and the Economy.

Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets and a related general economic downturn, which have continued into 2009. In addition, as a consequence of the recession that the United States is now experiencing, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the continued lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these financial economic conditions, many lending institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity and capital standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Overall, during the past year, the general business environment has had an adverse effect on our business, financial condition and results of operations, and we do not expect that the difficult conditions in the financial markets are likely to improve in the near future. If market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

•

The processes we use to estimate inherent losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•	The values of our real estate collateral supporting many construction, land acquisition, multifamily and commercial loans and home mortgages have declined and may continue to decline.

•

Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•

Competition in our industry for deposits and quality loans has increased significantly and could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

•	Market developments may affect consumer confidence levels and may cause declines in credit use and adverse changes in payment patterns, causing increases in delinquencies and default rates.

Liquidity Risk Could Impair Our Ability to Fund Operations and Jeopardize Our Financial Condition.

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized,” we will be unable to continue with uninterrupted access to brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we diversify our cash due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financials of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

We Are Subject to Credit Risk.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as those across the United States and abroad. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil money penalties against us.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction, land development loans and land loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans have declined and may continue to decline. Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Further Downturn in Our Real Estate Markets Could Hurt Our Business.

Our business activities and credit exposure are primarily concentrated in Washington State and Idaho. As of December 31, 2008, approximately 78% of the book value of our loan portfolio consisted of real estate loans. While we do not have any sub-prime loans, our construction, land development and land loan portfolio, along with our commercial and certain other loans, have been affected by the recent downturn in the residential and commercial real estate market. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market areas would affect our business. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan. Recently, the Bank has experienced an increase in the level of delinquencies and non-performing loans, primarily, within our real estate portfolio. This has adversely affected our recent financial performance and may continue to do so until economic trends improve.

If collection efforts are unsuccessful or acceptable workout arrangements cannot be reached, we may have to charge-off all or a part of a loan. In such situations, the Bank may acquire any real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies. The amount owed under the defaulted loan may exceed the value of the assets acquired and could therefore have a material adverse effect on our business, results of operations and financial condition.

We May Be Required to Make Further Increases in Our Provisions for Loan Losses and to Charge Off Additional Loans in the Future, Which Could Adversely Affect Our Results of Operations.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of both qualitative and quantitative factors. These include: loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; industry concentrations and other unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Increases in nonperforming loans have a significant impact on our allowance for loan losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. If current trends in the real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. Moreover, with the U.S. currently in a recession, we expect that it will negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Furthermore, growth in the loan portfolio would generally lead to an increase in the provision for loan losses.

Any increases in the allowance for loan losses will result in a decrease in net income, and may have a material adverse effect on our financial condition, results of operations and cash flows. See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this annual report on Form 10-K for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

We Are Subject to Interest Rate Risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loans and securities which are collateralized by real estate. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Concern of Customers Regarding Deposit Insurance May Cause a Decrease in Deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income.

Our Deposit Insurance Premium Could be Substantially Higher in the Future, Which Could Have a Material Adverse Effect on Our Future Earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio. In order to implement the restoration plan, the FDIC has proposed changes to both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

We May Elect or Be Compelled to Seek Additional Capital in the Future, But Capital May Not be Available When It is Needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors, which may diminish our ability to raise additional capital.

On October 3, 2008, Congress approved the $700 billion Emergency Economic Stabilization Act of 2008 (the “EESA”). The first phase of implementation of EESA included a $250 billion Treasury Department Capital Purchase Program. The Company applied for $10.5 million in capital from the Program and received it subsequent to year end.

Our future ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Current Levels of Market Volatility are Unprecedented and May be Negatively Affecting our Ability to Access Capital and the Value of Securities in Our Investment Securities Portfolio.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The market for some of the investment securities held in our portfolio has become volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

The Soundness of Other Financial Institutions Could Adversely Affect Us.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

We are liable for our pro-rata share of public fund losses. The Company solicits public deposits in various states, including Washington and Idaho. As a Washington Public Depositary, the Company is part of a collateral pool established to protect public deposits not covered by FDIC insurance or assets of a failed bank. The Company can be assessed its pro-rata share of public fund losses resulting from the failure of another bank in the collateral pool. In February 2009, the Company was assessed $20,727 for its pro-rata share of a public fund loss resulting from the recent failure of a Washington State Public Depositary Bank. Washington State Public Depositaries are currently required to collateralize 10% of their Washington State Uninsured Public Funds. On February 18, 2009, the Washington State Public Deposit Protection Commission adopted a resolution that sets a July 1, 2009 target for all banks and thrifts that operate as public depositaries to collateralize 100% of their uninsured public deposits. The Washington State Legislature in conjunction with the State Treasurer and the Washington Department of Financial Institutions is working on legislation updates to improve the risk management and communication between units of government and to take other steps to reduce the risk to pool participants. The Company is currently taking steps to limit its exposure to public fund losses, although there can be no guarantee that the Company will be successful at limiting such exposure.

We Are Subject to Extensive Government Regulation and Supervision.

We are subject to extensive regulation, supervision and examination. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Washington or Idaho State Divisions of Banking, the FDIC, the Federal Reserve Board, other state or federal regulators, the U.S. Congress or the Washington/Idaho State legislatures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Bank is subject to regulations promulgated by the Washington Department of Financial Institutions, as its chartering authority, and by the FDIC as the insurer of its deposits up to certain limits. The Bank also belongs to the Federal Home Loan Bank System and, as a member, it is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Seattle. In addition, the Federal Reserve Board regulates and oversees Northwest Bancorporation, Inc. as a bank holding company.

This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC’s insurance fund and our depositors and borrowers, rather than our shareholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Red Flag Identity Theft rules under the Fair and Accurate Credit Transactions Act, and Washington and Idaho State laws protecting the rights of consumers. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

There Can Be No Assurance that the Recently Enacted Government Programs Will Help Stabilize the U.S. Financial System.

The Treasury Department and banking regulators are implementing a number of programs under EESA and other legislation to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program.

There can also be no assurance as to the actual impact the EESA and other programs will have on the financial markets, including the levels of volatility and limited credit availability. Failure of the EESA and other programs to stabilize financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Our Profitability Depends Significantly on Economic Conditions in the Pacific Northwest.

Our success depends primarily on the general economic conditions in the areas in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Inland Northwest. The local economic conditions in our market area have a significant impact on our loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Significant decline in general economic conditions caused by inflation, natural disasters, recession, unemployment or other factors beyond our control would affect our local economic conditions and could adversely affect our financial condition, results of operations and cash flows. Further deterioration in economic conditions, in particular within our primary market areas, could result in the following consequences, among others, any of which could hurt our business materially: loan delinquencies on real estate, commercial and consumer loans may increase; problem assets and foreclosures may increase; demand for our products and services may decline; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans. In view of the concentration of our operations and the collateral securing our loan portfolio in the Inland Northwest, we may be susceptible to the adverse effects of any of these consequences, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We Operate in a Highly Competitive Industry and Market Area.

We face substantial competition in all areas of our operations from a variety of direct and indirect competitors, some of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Additionally, we expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Some of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, some competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build upon long-term customer relationships.

•	The ability to profitably expand our market position.

•	The ability to control the delivery and pricing of products and services to meet customer demands.

•	The manner in which we introduce new products and services relative to the competition.

•	Customer satisfaction with our responsiveness and service.

•	Industry and general economic factors.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Cost of Funds May Increase as a Result of a Change in One or More Variables.

Our cost of funds may remain higher than prevailing interest rates because of general economic conditions, unfavorable conditions in the capital markets, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, our level of deposits decreases relative to our overall banking operation, we may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional borrowing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We Rely on Dividends from Our Subsidiary for Most of Our Revenue.

Because we are a holding company with no significant assets other than the Bank, we currently depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to pay dividends to our shareholders will therefore continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. Our ability to pay dividends is subject to a variety of factors.

The ability of the Bank to pay dividends or make other capital distributions to the holding company is also subject to the regulatory authority of the Federal Reserve Board and the Washington State Division of Banking.

From time to time, we may become a party to financing agreements or other contractual arrangements that have the effect of limiting or prohibiting us or our bank subsidiary from declaring or paying dividends. As a result of the Company’s participation in the Treasury Department’s Capital Purchase Program, for example, the Company is prohibited until February 13, 2012 from paying dividends that would exceed the last annual cash dividend of $0.20 per share, and thereafter will be subject to additional restrictions on the payment of dividends until the Company repurchases the preferred shares issued to the Treasury Department. Our holding company expenses, and interest obligations on our junior subordinated debentures and borrowed funds, may also limit or impair our ability to declare or pay dividends. The holding company currently has approximately $29 thousand in cash on hand, which based on current projections, is sufficient to meet our short-term cash needs.

We Are Dependent on Key Personnel and the Loss of One or More of Those Key Personnel Could Harm Our Business.

Competition for qualified employees and personnel in the banking industry is intense, and there are a limited number of qualified persons with knowledge of and experience in the Washington and Idaho community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, administrative, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success is highly dependent upon the abilities of our senior executive management. In connection with the Company’s sale of preferred stock to the Treasury Department as part of its participation in the CPP, we agreed to abide by certain limitations on the compensation that it is able to pay to certain of its executive officers. More stringent restrictions on executive compensation were imposed by Congress on CPP participants in February 2009 as part of the ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future that may also apply retroactively. These restrictions may have an adverse affect on our ability to attract and retain executive talent. We believe this management team, comprised of individuals who have worked in the banking industry for many years, is integral to developing, maintaining and implementing our business plan. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

Our Controls and Procedures May Fail or Be Circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We Are Subject to Security and Operational Risks Relating to Our Use of Technology That Could Damage Our Reputation and Our Business.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We Continually Encounter Technological Change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.

We Are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility.

From time to time, customers make claims and take legal action pertaining to performance of our fiduciary responsibilities. Whether customer claims and legal action related to performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for our products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We Are Exposed to Risk of Environmental Liabilities with Respect to Properties to Which We Take Title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact Our Business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company historically has not owned or leased real or personal property apart from the premises and equipment of the Bank. In 2008, the Company purchased undeveloped property located in Airway Heights, Washington for $1.3 million. The Company purchased the property with the intent of dividing it into two pieces and constructing a new branch for the Bank as a replacement for the branch located in a grocery store in Airway Heights. The ground on which the branch was being built was transferred to the Bank in September 2008. The new Airway Heights branch subsequently opened in December 2008 and the nearby grocery store branch was permanently closed. The Company retained ownership of the remaining parcel and has it listed for sale.

The Bank also owns the real property for the Northpointe and Ruby branches located in Spokane, Washington. In Idaho, the Bank owns the real property for the Coeur d’Alene, Post Falls, Hayden and Spirit Lake branches.

The Bank owns property that was being held for future development located on East Sprague Avenue in Spokane. During 2008, the Bank identified and purchased an alternative site on East Sprague Avenue that the Bank deemed to be more suitable. The original property was listed for sale in 2008. Subsequent to year end, the Bank began the permit application process to build a branch on the new site in 2009; this branch will replace the existing in-store branch located in the Spokane Valley, which the Bank currently leases.

The Bank owns the building for the South Hill branch, located on leased property in south Spokane, and during 2008, built a new branch on leased property on West Francis Avenue in north Spokane. The Francis branch opened in June 2008, and the nearby grocery store branch (on Indian Trail Road) was permanently closed.

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane. The Bank also leases additional, adjacent space, which is used for a drive through banking station. The Bank’s lease for portions of the Paulsen Center is due to expire in June of 2009. Subsequent to year end, management renegotiated the lease for an additional 10-year term with additional renewal options.

The Bank leases office space in the Marcus Whitman Hotel, located in Walla Walla, Washington. The Bank opened a loan production office (“LPO”) in that facility in January 2005 and converted the LPO into a full-service branch during the third-quarter of the same year. The lease for this branch expires in January 2010, and the property owner has indicated their intent not to renew the lease at that time. Subsequent to year end, the Bank made the decision to close the Walla Walla Branch effective May 29, 2009.

In addition to its owned locations, the Bank has made significant improvements in its leased locations. As of December 31, 2008, the total net book value of the Bank’s consolidated land, premises and equipment was $16.6 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

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

	2008		2007
	High	Low	High	Low
January 1 – March 31	$15.48	$12.50	$17.49	$16.76
April 1 – June 30	$12.75	$9.70	$17.62	$16.50
July 1 – September 30	$10.75	$8.15	$17.00	$15.55
October 1 – December 31	$9.30	$5.25	$16.25	$12.75

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

On April 17, 2007, the Board of Directors announced a 5% stock dividend on all common stock, effective to shareholders of record May 14, 2007, and issued June 15, 2007. There were no stock dividends declared or paid during 2008.

Holders

As of December 31, 2008, there were approximately 572 holders of record of the Company’s common stock, including shares held for 159 beneficial shareholders by 29 non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

Dividends

On April 18, 2007, the Board of Directors declared an eighteen-cent ($0.18) per share annual cash dividend, which was paid on June 15, 2007 to shareholders of record as of May 11, 2007. On April 18, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend, which was paid on June 13, 2008 to shareholders of record as of May 9, 2008.

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

The principal source of the Company’s revenue and cash flow is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends or otherwise make distributions or supply funds to the Company. As a result of the Company’s participation in the Treasury Department’s Capital Purchase Program, for example, the Company is prohibited until February 13, 2012 from paying dividends that would exceed the last annual cash dividend of $0.20 per share, and thereafter will be subject to additional restrictions on the payment of dividends until the Company repurchases the preferred shares issued to the Treasury Department. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the bank subsidiary’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	112	$10.06	210
Equity compensation plans not approved by security holders	0	0.00	0

	112	$10.06	210

Recent Sales of Unregistered securities; Use of Proceeds from Registered Securities

During the fourth-quarter of 2008, no employees exercised stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other shareholders who own less than one-hundred (100) shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcbb.com. During the fourth-quarter, the Company did not repurchase any shares.

Item 6.	Selected Financial Data.

Not applicable for the Company because the Company is a Smaller Reporting Company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Overview

We are a bank holding company providing banking and other financial services throughout Eastern Washington and North Idaho to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans, real estate loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and leases and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans but have recently begun using brokered deposits to fund loan demand.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in the Northwest, are significantly influenced by economic conditions in Washington and Idaho, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates also impact our financial condition, results of operations and cash flows.

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the fiscal year ended December 31, 2008. When warranted, comparisons are made to the same period in 2007. The discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2008, elsewhere in this Report. Management believes that the following policy and those disclosed in the Notes to Consolidated Financial Statements should be considered critical under the SEC definition:

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

Highlights

Northwest Bancorporation, Inc.

Unaudited

	Twelve months ended
	12/31/2008	12/31/2007	Variance	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$23,124	$21,768	$1,356	6.2%
Interest expense	10,250	9,282	968	10.4%

Net interest income	12,874	12,486	388	3.1%
Provision for loan loss	3,950	420	3,530	840.5%

Net interest income after provision for loan loss	8,924	12,066	(3,142)	(-26.0%)
Noninterest income	2,473	2,167	306	14.1%
Noninterest expense	11,948	10,398	1,550	14.9%

Income before provision for income tax expense	(551)	3,835	(4,386)	(-114.4%)
Provision for income tax expense	(276)	1,197	(1,473)	(-123.1%)

Net income	$(275)	$2,638	$(2,913)	(-110.4%)

Share Data:
Basic earnings per common share	$(0.12)	$1.12	$(1.24)	(-110.7%)
Diluted earnings per common share	$(0.12)	$1.10	$(1.22)	(-110.9%)

Selected Ratios:
Return on average assets	-0.07%	0.85%
Return on average equity	-0.98%	10.24%
Net interest income to average earning assets	3.71%	4.35%
Efficiency ratio	77.9%	71.0%
Noninterest income to average assets	0.66%	0.70%
Noninterest expense to average assets	3.21%	3.36%
Ending shareholders’ equity to average assets	7.23%	8.81%
Nonperforming loans to gross loans	4.70%	0.20%
Allowance for loan losses to gross loans	1.39%	0.97%

Results of Operations

Summary

The Company recognized a loss of $275 thousand for the year ended December, 31, 2008. This is a reflection of national and regional economic factors that affect our customers and their ability to repay loans as agreed. The Bank’s total assets, loans, deposits, net interest income and noninterest income all increased in 2008, which represents a planned and positive trend. This was offset, however, by the fact that the Bank’s interest expense, provision for loan losses and noninterest expense all increased year over year, resulting in the loss at year end. The most important factor in the higher expenses for 2008 was the $3.95 million provision for loan losses, which represents management’s prudent response to a significant increase in the amount of non-performing loans recognized during the year. Another component in the loss is that when loans are recognized as non-performing, they are moved to a nonaccrual status, which means that any related interest receivable is written off and no interest is recognized unless the borrower performs in the future. If performance does not occur in a reasonable time, then the Bank will incur legal and other expenses related to selling the underlying collateral for the loan, causing these loans to be written down to a reasonably expected value or net realizable value. Bank management expects to recover a significant portion of the balances of these non-performing loans, but has deemed it prudent to recognize this provision. Despite this loss, the Company remained well capitalized at year end. Subsequent to year end, the Company received an additional $10.5 million of capital from the Treasury Department under its Capital Purchase Program.

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

For the full year 2008, net interest margin as a percentage of earning assets decreased to 3.71% from the 4.35% net interest margin reported in 2007. While interest, including amortized loan fees, earned on loans and other investments increased in 2008, the margin declined largely because rates earned on assets fell more quickly than rates paid on liabilities, as the Federal Reserve continued to cut short-term interest rates. Also affecting the net interest margin, on average for the year, noninterest-bearing liabilities reported at about $1 million lower in 2008 than in 2007 since those funds were replaced with interest-bearing deposits or short-term borrowings.

The following Table I presents, for the years indicated, average assets, liabilities and shareholders’ equity, for the Bank together with net interest income from average interest-earning assets and the resultant yields.

TABLE I.

	Year Ended December 31,
	2008 [1]			2007 [1]
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [2,3]	$314,862	$21,727	6.90%	$240,089	$19,444	8.10%
Taxable investments	20,823	1,019	4.89%	31,021	1,696	5.47%
Nontaxable investments [4]	7,301	258	3.53%	5,499	158	2.87%
FHLB stock	831	6	0.72%	646	4	0.62%
Federal funds sold & interest-bearing deposits with banks	3,646	114	3.13%	10,006	466	4.66%

Total interest-earning assets	347,463	23,124	6.66%	287,261	21,768	7.58%
Less reserve for possible loan losses	(3,171)			(2,693)
Cash and due from banks	7,377			9,106
Other non-earning assets	20,863			15,548

Total assets	$372,532			$309,222

LIABILITIES AND SHAREHOLDERS’ EQUITY

NOW accounts	13,057	118	0.90%	14,684	141	0.96%
Money market accounts	32,302	554	1.72%	38,092	802	2.11%
Savings accounts	31,342	715	2.28%	14,132	194	1.37%
Time certificates of deposit	173,064	7,517	4.34%	124,837	6,353	5.09%

Total interest-bearing deposits	249,765	8,904	3.56%	191,745	7,490	3.91%
Securities sold under repurchase agreements	18,463	228	1.23%	28,486	1,140	4.00%
Borrowed funds	19,682	806	4.10%	5,537	340	6.14%
Junior subordinated note [5]	5,155	312	6.05%	5,155	312	6.05%
Total borrowed funds	43,300	1,346	3.11%	39,178	1,792	4.57%

Total interest-bearing liabilities	293,065	10,250	3.50%	230,923	9,282	4.02%
Demand deposits	49,162			49,881
Other liabilities	2,350			2,655
Shareholders’ equity	27,955			25,763

Total liabilities and shareholders’ equity	$372,532			$309,222

Net interest income		$12,874			$12,486

Net interest spread			3.16%			3.56%

Net interest income to average earning assets			3.71%			4.35%

COMMENTS:

1.	There were no out-of-period adjustments.
2.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
3.	Loan fee income in the amount of $677 thousand and $677 thousand is included in loan interest income for 2008 and 2007, respectively.
4.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
5.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Most of the interest that the Bank earns comes from its loan portfolio. Loan yield decreased 1.20% to 6.90% from 8.10% for 2008 and 2007, respectively. As detailed above, net interest margin as a percentage of earning assets was 3.71%, a decrease of 0.64% from the 4.35% net interest margin reported in 2007. The Bank did not introduce any new loan products during the year and did not change its loan pricing strategy. However, in the second half of 2008, the Bank significantly cut back lending for land acquisition and development, construction, and non-owner occupied real estate. The Bank redirected resources to focus more on commercial and industrial (“C & I”) lending and the collection and workout of problem credits. Changes in yield for other earning assets resulted primarily from changes in market rates of interest.

Average earning assets increased by about $60 million in 2008; and, as previously noted, noninterest-bearing liabilities decreased by about $1 million. The Bank funded its asset growth by growing deposits and by increasing borrowed funds.

The average balances for the years ending December 31, 2008 and 2007, reflect solid growth in the loan portfolio. On average, loans increased by about $75 million during the year, but with the lower yield stated above the increase in interest income for the year was only 6.2%. When interest expense is factored in the increase in net interest income was about half that rate or 3.1% year over year.

The following table sets forth a summary of changes in net interest income due to changes in average asset and liability balances (the “Volume”) and changes in average rates (the “Rate”) for the twelve-month periods ended December 31, 2008 and 2007.

TABLE II

	2008 over 2007			2007 over 2006
	Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	($ in thousands)
Interest-earning assets
Loans	$6,803	$(4,520)	$2,283	$2,796	$540	$3,336
Securities	(403)	(172)	(575)	49	274	323
Fed funds sold/interest-bearing balances	(213)	(139)	(352)	237	(12)	225

Total interest-earning assets	6,187	(4,831)	1,356	3,082	802	3,884

Interest-bearing liabilities
NOW accounts	(5)	(18)	(23)	12	8	20
Money market accounts	(71)	(177)	(248)	(68)	(2)	(70)
Savings accounts	346	175	521	34	120	154
Time certificates of deposit	1,768	(604)	1,164	1,637	751	2,388
Securities sold under repurchase agreements	(183)	(729)	(912)	290	(57)	233
Borrowed funds	585	(119)	466	(168)	80	(88)
Junior subordinated debentures	—	—	—	—	5	5

Total interest-bearing liabilities	2,440	(1,472)	968	1,737	905	2,642

Total increase (decrease) in net interest income	$3,747	$(3,359)	$388	$1,345	$(103)	$1,242

For the twelve-months ended December 31, 2008, net interest income before the provision for loan losses increased by $388 thousand over the previous year, as interest income increased $1,356 thousand and interest expense increased $968 thousand. In reviewing Table II, all of the 2008 increase in interest income is due to higher loan balances, but the lower loan yield offsets about 66% of the increase. Lower volumes and rates on both securities and Fed funds sold reduce interest income by another 14%. Looking at liabilities, higher volumes in time deposits served to lower net interest income. The bright spot in liabilities was the significant volume and rate reduction in securities sold under repurchase agreements that help offset some of the higher cost of time deposits.

The Bank anticipates that competition and reduced loan demand will continue to place pressure on its net interest margin, especially given the rate reductions implemented by the Federal Reserve that resulted in the Prime Rate falling from 7.25% to 3.25% during 2008. Nevertheless, with the additional capital received from the Treasury Department, the Bank has budgeted for modest loan growth in 2009 with a slight improvement in net interest income anticipated as a result of reducing rates paid on deposits.

Rate Shock

Presented below are the results of the analysis performed on the Bank’s financial information as of December 31, 2008, with respect to interest rate risk vulnerability. Generally, the results of our analyses have been supportive of Bank management’s desire to limit volatility of net interest income to no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% were modeled, while a decrease of .25% was modeled since the Fed Funds Target Discount Rate is .25% and cannot go lower than 0%. The results of the net interest income analysis performed as of December 31, 2008, are within internally established guidelines, as shown in the table below.

The goal that has been established for change in economic value of equity seeks to limit the negative impact of a change in rates of plus or minus two hundred basis points to no more that twenty-five percent. Again, rate increases of 1.00%, 2.00%, 3.00% and a decrease of .25% were modeled. The results of the economic value of equity analysis performed as of December 31, 2008, is presented to illustrate the estimated effect of changing rates on book value of equity and are within established limits, as shown in the table below.

Projected Interest Rate Scenario	December 31, 2008
	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$15,242	$1,283	9.19%	$23,272	$(10,244)	-30.56%
+200	14,338	379	2.72%	9,275	(24,240)	-72.33%
+100	13,934	(25)	-0.18%	29,237	(4,279)	-12.77%
Base	13,959	0	0.00%	33,515	0	0.00%
-25	13,949	(10)	-0.07%	$34,616	1,101	3.28%

Compared to the results of a similar analysis performed on the Bank’s financial information as of December 31, 2007, presented below, the effect of a significant change in market rates of interest on net interest income has increased, while the effect on economic value of equity has decreased slightly. Results for both periods are well within the established guidelines of the Bank’s Board of Directors.

Projected Interest Rate Scenario	December 31, 2007
	Net Interest Income			Economic Value of Equity
	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$14,057	$367	2.68%	$23,816	$(6,847)	-22.33%
+200	13,945	255	1.86%	26,065	(4,598)	-15.00%
+100	13,825	135	0.99%	28,319	(2,344)	-7.64%
Base	13,690	0	0.00%	30,663	0	0.00%
-100	13,558	(132)	-0.96%	33,148	2,485	8.10%
-200	13,307	(383)	-2.80%	35,772	5,109	16.66%
-300	12,876	(814)	-5.95%	38,551	7,888	25.72%

Loan Loss Provision and Allowance

The 2008 provision for loan losses was $3.95 million, a substantial increase over the $420 thousand expensed in 2007. This increase was prompted both by strong growth in total loans and increased credit quality issues brought about by overall deteriorating economic conditions. Several larger credits are experiencing financial performance difficulties, which resulted, in part, in management’s decision to write down some loans and reserve for others, as appropriate. In addition, management expects to add $600 thousand to the reserve each quarter in 2009.

Net loan losses in 2008 were $1.93 million (0.61% of average gross loans), compared to net losses of $227 thousand reported in 2007 (0.09% of average gross loans). As a percentage of average loans outstanding during the year, net loan losses in 2008 were significantly higher than the average of 0.18% that the Bank has experienced over the past five years.

Loan growth in 2009 is expected to be less than loan growth in 2007 and 2008 (21% and 28%, respectively). We are forecasting a growth rate in the mid single digits. The allowance for loan losses at December 31, 2008, was 1.40% of period-end gross loans, compared to 0.98% at December 31, 2007. With the 2008 allocation and the budgeted provision for 2009, we expect to be in a position to support planned growth in total loans and to adequately protect the Bank from risk in the current portfolio.

Including reserves held for off-balance sheet commitments (primarily unused loan commitments), the total reserve was 1.47% at December 31, 2008, compared to 1.07% at December 31, 2007. Had the Bank’s goal been to maintain the reserve steady, at 0.98%, it would have expensed about $2.5 million in 2008, rather than the $3.95 million actually expensed. The Bank does not, however, manage the reserve to a specific percentage; rather, as detailed elsewhere in this report, management manages the reserve to cover its best estimate of losses inherent in the loan portfolio. At December 31, 2008, the allowance for loan losses as a percentage of net non-performing loans was 32%, compared to 490% at December 31, 2007.

Non-performing assets

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	December 31,
	2008	2007
	($ in thousands)
Loans accounted for on a nonaccrual basis	$16,030	$547
Loans contractually past due 90 days or more as to interest or principal	1,081	—
Foreclosed assets	1,702	6

Total non-performing assets	$18,813	$553

At December 31, 2008, net non-performing assets as a percentage of total assets was 3.76%, compared to 0.16% at December 31, 2007. Over half of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the borrowers so that these loans can be paid or restructured as performing assets.

One loan for nearly $2 million is well collateralized but is tied up in legal action and issues related to the failure of the originating bank. A full recovery of all remaining principal and interest due is expected. Another local borrower, with approximately $1.6 million outstanding, is current on payments in the fifth month of a workout plan that is expected to result in repayment of all past due interest and a restoration of the loans to accrual status in approximately seven more months. Several loans totaling approximately $4.5 million are in the process of foreclosure and the Bank expects to receive title to property that will satisfy the principal balances outstanding. These balances have been written down to the estimated net recoverable values, with some reserves set aside for any additional unforeseen exposure as well as reasonable expenses related to selling the collateral. The Bank also has a home held as a foreclosed asset under contract for sale at 97% of appraised value; the sale is scheduled to close in March 2009.

It is further noted that substantially all of the balance reported as contractually past due more than 90 days is related to a single loan purchased from a failed out-of-state bank. This loan was paid off in March 2009.

Noninterest Income

Noninterest income in 2008 was $2.47 million, an increase of $306 thousand, or 14%, from the same period in 2007. Comparing 2008 to 2007, the change to noninterest income was primarily a result of increased net charges on non-sufficient funds checks that consisted of overdrafts and returned items presented against customer checking accounts, and increased interchange income earned from ATM and debit card fees. Service charges increased $350 thousand, or 40%, year over year.

Several investment securities that had been purchased at a discount were called by the issuers in the second quarter of 2008, and the remaining $18 thousand in discounts that had not yet been taken was recorded as part of noninterest income when the securities were called. Income from account service charges and sundry recoveries increased about $13 thousand and $12 thousand, respectively, year-over-year. Noninterest income from the origination and sale of residential mortgages was $435 thousand for the year ended December 31, 2008, down $146 thousand from December 31, 2007, due to a slower real estate market. Noninterest income for 2009 is expected to increase 5% to 10% over 2008 results.

Noninterest Expense

Noninterest expense for 2008 was $11.9 million, an increase of $1.5 million, or 15%, over 2007. Year-over-year, the largest increase in noninterest expense was recorded in salaries and employee benefits, which were

$626 thousand higher for 2008 compared to the same period in 2007. Salaries and benefits paid to employees of new branches opened in late 2007 contributed $254 thousand of the increase in this expense category. As a result of significant new loan production that occurred during the last-half of 2007 and the first-half of 2008, the Bank paid an additional $131 thousand in incentive commission to lending officers. Salary increases for existing employees during 2008 generally ranged from 3% to 5%.

During 2008, occupancy and equipment expense, including depreciation expense, was $360 thousand higher than in 2007. The addition of two branches to the Bank’s branch network contributed to the increase. The other significant increase in noninterest expense relates to premiums paid as a result of FDIC insurance assessments, which increased by $196 thousand year-over-year. This increase in FDIC insurance premium expense was due to the fact that the Bank has fully utilized any credits that it previously was able to apply to insurance premiums, there was a significant increase in the amount of the Bank’s insurable deposits, and a deterioration of certain financial and credit quality ratios. In connection with the increased level of non-performing assets held by the Bank, the Bank’s legal expenses have increased to $172 thousand in 2008 from $82 thousand the previous year.

The significant increase in non-performing assets during 2008 is expected to continue to result in higher than normal related expenses as the Bank continues to manage these credits. FDIC insurance premiums are expected to increase substantially again in 2009 due to rate increases. Overall, noninterest expenses are expected to increase about 5% in 2009.

Balance Sheet

Loans

At December 31, 2008, the Bank reported $335 million in net loans, including loans-held-for-sale; this is an increase of $58.5 million, or 21%, over loans reported at December 31, 2007. Most of the 2008 growth was reported in the first half of the year, with loan totals in the fourth quarter remaining almost flat due to capital constraints and generally deteriorating economic conditions. Despite decreased lending activity in the fourth quarter of 2008, loan growth for the full year was greater than expected. Loan growth was spread across all loan types as can be seen in the table below.

	12/31/08	12/31/07	Increase over 2007	% Change
	($ in thousands)
1-4 family and multi-family real estate loans	$41,453	$35,679	$5,774	16%
Commercial real estate	131,597	103,354	28,243	27%
Commercial, construction loans	53,039	45,326	7,713	17%
Commercial, non-real estate loans	65,656	58,103	7,553	13%
Land and land development loans	37,927	26,426	11,501	44%
Consumer loans	10,316	9,180	1,136	12%

	$339,988	$278,068	$61,920	22%

Loan growth goals for 2009 reflect a clear step back from the aggressive targets in prior years. Management expects an increase in total loans of 9% for 2009. This includes an expectation for limited growth in the non-owner occupied commercial real estate and land acquisition and development categories. Loan categories targeted for growth in 2009 include traditional C & I loans, owner occupied commercial real estate, single family residential, low- to moderate-income multi-family, and consumer loans.

As part of its efforts to refocus the Bank’s lending efforts, management determined the Bank had excess capacity in commercial loan officers. Consequently, two commercial lending officer positions are being eliminated in 2009. Management is also implementing new methods to meet the needs of the core small business owner group that has been central to the Bank’s success. For example, commercial loan officers are now maintaining offices at several of the branches in an effort to facilitate delivery of banking services to business customers closer to where they do business.

The current economic environment has caused management to spend more time on the administration of problem loans. Even though the dollar exposure on non-performing assets has increased significantly, management believes that the number of loans involved remains manageable. The Bank has several experienced loan officers who have collection and workout backgrounds. The extra workload generated by existing problem loans is being shared by these officers under the direction of the Chief Credit Officer, who is also very experienced with managing problem credits. The Bank may hire additional staff, as necessary, on a part-time, consulting or permanent basis to ensure that proper attention is given to the management of classified and troubled assets.

Loan pricing will be an important factor in loan origination activity during 2009. When possible, the Bank is instituting a floor on variable rate loans. Most term loans are also being priced with maturities of five years or less in an effort to minimize interest rate risk. Competitive factors that have previously squeezed margins have relaxed slightly for the present but are expected to return when the market stabilizes. The Bank continues to focus on developing full relationship customers and continues to offer reduced rates and fees to customers who establish and maintain deposit accounts at the Bank. Management has also established the funding of loans with core deposits as a key objective for the Bank in 2009.

Securities

As of December 31, 2008, the Bank had $18.3 million in securities classified as available-for-sale and $7.5 million in securities classified as held-to-maturity. All of these securities have been pledged as collateral for various funding sources, including: public deposits from the states and municipalities of Washington and Idaho; the Bank’s repurchase account program; the Federal Reserve Bank’s Treasury, Tax and Loan deposit account; and U.S. Bankruptcy Trustees’ deposit accounts. With the exception of one corporate bond, in the amount of $500 thousand, all of the securities are obligations of the Treasury Department, U.S. Agencies or, in the held-to-maturity portfolio, municipal governments. The securities portfolio decreased in size by approximately $10 million during 2008 as these funds were redeployed into higher yielding loans.

Deferred Tax Asset

At December 31, 2008, the Bank had a recorded net deferred tax asset of $444 thousand which compared to a net deferred tax asset of $365 thousand at December 31, 2007. The most significant component in the calculation of net deferred tax asset relates to the provision for loan and lease losses. For tax purposes and to simplify disclosure, loan losses can be expensed as they are incurred; for financial statement purposes, however, an expense is recorded in anticipation of future loan losses and funded to the allowance for loan and lease losses. From inception and through the end of 2008, the Bank has expensed significantly more to the allowance for loan and lease losses than the IRS allows as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $1.49 million. Offsetting that tax asset, the Bank has recorded the accelerated depreciation allowed by the IRS and has thereby reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Bank assets, financial statement depreciation and tax depreciation are expected to offset each other and the Bank expects to pay the taxes that the IRS has previously allowed to be deferred; the Bank has recognized the difference as a liability in the amount of $949 thousand.

The amounts of deferred compensation expenses recorded by the Bank also vary for financial statement and tax reporting purposes. Certain Bank employees have elected to defer salary income until retirement or until they are no longer employed by the Bank. The Bank recognizes this expense on its financial statements in the year in which the employee would have been paid had they not elected to defer their wages, while the IRS allows a deduction of the expense in the year in which it is actually paid. The value of the tax benefit that the Bank is expected to realize at some point in the future related to deferred compensation was $199 thousand at year end. Other tax asset and tax liability balances are detailed in Note 12 to the Consolidated Financial Statements, located in Part III, Item 8 of this annual report on Form 10-K.

Deposits

At December 31, 2008, the Bank reported $316 million in deposits; this is an increase of $43.5 million over the deposits reported at December 31, 2007. The increase or decrease in each defined category of deposits is detailed in the following table:

	12/31/08	12/31/07	Increase over 2007	% Change
	($ in thousands)
Non-interest bearing demand deposits	$46,900	$45,623	$1,277	3%
Money market	29,924	32,308	(2,384)	-7%
NOW accounts	14,278	14,533	(255)	-2%
Savings deposits	38,363	16,602	21,761	131%
Time certificates of deposit, non-brokered	151,378	143,949	7,429	5%
Time certificates of deposits, brokered	35,211	19,524	15,687	80%

	$316,054	$272,539	$43,515	16%

Deposit growth in 2008 was due in large part to growth in savings and certificates of deposit (“CDs”), which grew $22 million or 131%, and $23 million or 14%, respectively. Of the growth in CDs, $16 million was in the form of brokered deposits. Most of the 131% growth in savings is attributed to the high-yield savings account which pays a very competitive interest rate on larger balances. Transaction accounts, including NOW and money market accounts, declined $2.6 million or 5.6% during the year. Most of the decrease is attributed to the continued transfer of money market balances to the high-yield savings account. Noninterest-bearing demand deposit accounts increased by $1.3 million or 3%.

Deposit rates were slow to decline during the first half of 2008, and by the end of the second-quarter rate competition in the local market had eased somewhat. However, with the financial market turmoil experienced in the third quarter, and despite a Federal Reserve rate cut of 0.50% on overnight funds, rates on term deposits actually increased in the third quarter. National CDs continue to command a premium as a number of financial institutions across the nation continue to experience liquidity issues and bid up the rates of CDs offered through brokers or on national rate listing services. In order to retain existing deposits, and to attract new deposits, the Bank must remain competitive on deposit rates.

While interest rates, as measured by the Wall Street Journal Prime rate, were 4.00% lower at the end of 2008 than they were at the end of 2007, the average rate paid by the Bank on all interest-bearing deposits was only 0.55% lower on average year over year. As a result of aggressive actions taken by the Federal Reserve Bank, the Treasury Yield Curve has both shifted downward, reflecting lower rates, and steepened, reflecting the difference between short and long-term rates, but these changes are not necessarily reflected in our local deposit markets. Short-term Treasury rates effectively reached zero at one point due to a massive flight to safety in response to market uncertainty. Rates on interest-bearing deposits have remained relatively high because many banks have needed to boost their liquidity, and because customers have moved their deposits from lower paying deposit products to higher paying products.

Approximately $32 million of the Bank’s CDs matured in the final three months of 2008 and were replaced or renewed at lower rates of interest, with a combination of brokered and non-brokered CDs. In some cases, the Bank chose to take advantage of lower short-term rates at the FHLB to reduce cost of funds and match the duration of assets and liabilities.

The increased depositor demand for the Bank’s High-Yield savings account is expected to continue to drive growth in the Bank’s savings accounts as existing customers continue to move funds into the High-Yield savings accounts because rates offered by the Bank are highly competitive with savings and premium money market accounts offered by competing institutions.

Growth in loans outstripped the production of deposits in the Bank’s local market area in 2008, prompting the Bank to use more brokered CDs to fund some of the loan production. As the Bank’s new and relocated branches are able to develop additional local funding by increasing deposits, the Bank may allow brokered deposit balances to decline as they mature. However, if loan production is strong enough, the Bank may need both local and brokered deposits to fund that growth and may seek to increase brokered funds. With the investment in additional branches that has been made in 2007 and 2008, however, the Bank continues to focus on deposits in its local market as the primary source of funding for loan and other investment purposes.

Junior Subordinated Debentures

The Company had $5.15 million in junior subordinated debentures at December 31, 2008, with most of the proceeds funded to the Bank and used primarily for branch expansion and relocation. The junior subordinated debentures carry an interest rate of 5.95% that is fixed through June 30, 2010. As of December 31, 2008, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

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

Below is a summary of changes in the Company’s capital accounts from December 31, 2007 through December 31, 2008 (dollars in thousands):

Beginning capital, December 31, 2007	$27,346
Additions relating to stock-based compensation	103
Additions from shares issued under the Director Stock Compensation Plan	69
Net loss for the year ended December 31, 2007	(275)
Change in accumulated other comprehensive loss	149
Cash dividends paid to shareholders	(473)

Ending capital, December 31, 2008	$26,919

Banking regulations require the Bank to maintain certain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). In order to do so, the Bank must maintain risk-based capital levels of 10% of total risk-based assets. At December 31, 2008, the Bank’s total capital to risk-weighted assets was 10.46%, compared to 11.41%, at December 31, 2007. The reduction in the Bank’s capital ratio was due primarily to asset growth that was significantly higher than the growth in net income and retained earnings. The reduction in the total capital to risk-weighted asset ratio from year to year is the result of continued strong loan demand and, to a lesser effect, a decrease in the Bank’s investment portfolio. The total capital to risk-weighted asset ratio is calculated by dividing total capital by assets that have been risk-weighted according to regulatory guidelines.

In order to provide the Bank with a margin that exceeded the minimum 10% required to be considered “well capitalized,” the Company obtained a loan of $3 million in late August 2008 and invested the loan proceeds into the Bank as “additional paid-in capital.” Although holding company debt can generally be structured to qualify as holding company capital for the purpose of computing regulatory capital ratios, the loan that the Company obtained in August does not qualify as regulatory capital and does not improve the Company’s capital ratios.

This loan therefore caused a small reduction to the Company’s total capital to risk-weighted asset ratio because Company assets increased, without a concurrent increase in Company capital.

In September 2008, the Company transferred land that it owned in Airway Heights, Washington to the Bank. The land that was transferred was being improved as a branch site at the time and an existing branch in Airway Heights was relocated to this new facility in December 2008. The value of the land transferred to the Bank was $405 thousand and is accounted for at the Bank level as “additional paid-in capital.”

In addition, in October 2008 the Company filed an application with the FDIC to participate in the Troubled Asset Relief Program Capital Purchase Program. Subsequent to year end the Company received $10.5 million through the issuance and sale of 10,500 shares of Series A preferred stock and a warrant to purchase 525 shares of Series B preferred stock to the Treasury Department, which was immediately exercised. See Part I, Item 1. Banking.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of the cash dividend paid per share by $0.02. The annual cash dividend per share declared in 2008 was $0.20. The 2008 cash dividend increased 11% over the cash dividend paid in 2007. The cash dividend was paid on June 13, 2008, to shareholders of record as of May 9, 2008 and represented a payout of 17.9% of the Company’s prior-year net income. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. Because the Company currently only pays a cash dividend annually, the Board of Directors has not yet considered whether the Company should take similar action with respect to a cash dividend in 2009. A determination as to whether and to what extent a cash dividend in 2009 would be appropriate will likely be made after the end of the first-quarter of 2009.

Off-Balance Sheet Arrangements and Commitments

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2008, the Bank had $105 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 4 to the Consolidated Financial Statements located elsewhere in this annual report on Form 10-K.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At December 31, 2008, the Bank had issued $4 million in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lending officers with limits on future extensions of credit to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. The Bank seldom, if ever, has had to cancel a guidance line, and therefore the amount of the lines in place at December 31, 2008, are included in the amount disclosed under commitments to lend listed above.

Liquidity

Liquidity is the term used to refer to the Bank’s ability to meet its financial commitments. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, and loan payments received. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and certain time deposits with balances under FDIC-insured limits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has had more to do with pricing than with availability. Federal Home Loan Bank borrowings, and unsecured overnight Fed funds borrowings are referred to as alternative funding sources.

The Company, separate from the Bank, does not currently have material funding needs. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank generates funds by using its certificate of deposit rates on a national listing service. Public funds are another source of deposits and are typically received from the states of either Washington or Idaho. Public funds are stable, and are generally deposited with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds. Recent Washington State regulations will require the Bank to collateralize any uninsured State funds with investments representing 100% of the uninsured balance by July 1, 2009; uninsured balances were $5.7 million as of December 31, 2008. The Company is currently taking steps to limit its exposure to public fund losses, although there can be no guarantee that the Company will be successful at limiting such exposure.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009. The FDIC also implemented a Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2009) and is placed with other banks that are members of the network. A reciprocal member bank issues certificates of deposit in amounts that ensure that the entire deposit is FDIC insured.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), including the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, and our lines of credit with the FHLB, are employed to meet current and anticipated liquidity needs. At December 31, 2008, the Company had approximately $35 million of availability on its FHLB line and $26 million of availability on its federal funds lines with correspondent banks. The Company can also increase its amount of brokered deposits. However, if the Bank were to become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to obtained in order to continue purchasing brokered deposits. Additionally, as described above, the Company is a member of the CDARS® program and can purchase certificates of deposit through this program. At December 31, 2008, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its depositors’ needs.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to accommodate deposit withdrawals, to support loan growth, to satisfy financial commitments and to take advantage of investment opportunities. Management estimates that the Bank has sufficient primary and secondary liquidity sources in place to meet the anticipated needs of both the Bank and the Company.

Summary Performance Information

Certain recent summary performance information for the Bank is set forth below. All information in this section should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained in Part III, Item 8 of this annual report on Form 10-K.

The Bank experienced growth in total assets of 16.4% and 23.2% for the fiscal years ended December 31, 2008 and 2007, respectively. Net loan growth, not including loans held for sale, was 21.7% and 27.7% for these same periods respectively. Also for these same periods, loan losses net of recoveries were $1,929 thousand and $227 thousand, respectively. The Bank continues to provide for anticipated future losses through increases in the loan loss reserve, which was $4,736,805, or 1.40% of outstanding loans, at December 31, 2008, and $2,710,989, or 0.98% of outstanding loans, at December 31, 2007. For information on the Bank’s capital ratios as of December 31, 2008, see “Regulation—The Bank—Prompt Corrective Action” and “Regulation—The Company and the Bank–Risk-Based Capital Requirements” above.

Statistical Disclosure

Certain statistical and other information is set forth below. All information in this sub-section should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto contained in Part III, Item 8 of this annual report on Form 10-K.

All references in this sub-section to historical statistical and other information are to the historical consolidated information of the Company and the Bank for the two most recently ended fiscal years.

I.    Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential.

	Year Ended December 31,
	2008 [1]			2007 [1]
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [2,3]	$314,862	$21,727	6.90%	$240,089	$19,444	8.10%
Taxable investments	20,823	1,019	4.89%	31,021	1,696	5.47%
Nontaxable investments [4]	7,301	258	3.53%	5,499	158	2.87%
FHLB stock	831	6	0.72%	646	4	0.62%
Federal funds sold & interest-bearing deposits with banks	3,646	114	3.13%	10,006	466	4.66%

Total interest-earning assets	347,463	23,124	6.66%	287,261	21,768	7.58%
Less reserve for possible loan losses	(3,171)			(2,693)
Cash and due from banks	7,377			9,106
Other non-earning assets	20,863			15,548

Total assets	$372,532			$309,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	13,057	118	0.90%	14,684	141	0.96%
Money market accounts	32,302	554	1.72%	38,092	802	2.11%
Savings accounts	31,342	715	2.28%	14,132	194	1.37%
Time certificates of deposit	173,064	7,517	4.34%	124,837	6,353	5.09%

Total interest-bearing deposits	249,765	8,904	3.56%	191,745	7,490	3.91%
Securities sold under repurchase agreements	18,463	228	1.23%	28,486	1,140	4.00%
Borrowed funds	19,682	806	4.10%	5,537	340	6.14%
Junior subordinated note [5]	5,155	312	6.05%	5,155	312	6.05%
Total borrowed funds	43,300	1,346	3.11%	39,178	1,792	4.57%

Total interest-bearing liabilities	293,065	10,250	3.50%	230,923	9,282	4.02%
Demand deposits	49,162			49,881
Other liabilities	2,350			2,655
Shareholders’ equity	27,955			25,763

Total liabilities and shareholders’ equity	$372,532			$309,222

Net interest income		$12,874			$12,486

Net interest spread			3.16%			3.56%

Net interest income to average earning assets			3.71%			4.35%

COMMENTS:

1.	There were no out-of-period adjustments.
2.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
3.	Loan fee income in the amount of $677 thousand and $677 thousand is included in loan interest income for 2008 and 2007, respectively.
4.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
5.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

The following table illustrates the changes in the Company’s net interest income due to changes in volume, interest rate or a combination of both.

	2008 over 2007			2007 over 2006
	Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	($ in thousands)
Interest-earning assets
Loans	$6,803	$(4,520)	$2,283	$2,796	$540	$3,336
Securities	(403)	(172)	(575)	49	274	323
Fed funds sold/interest-bearing balances	(213)	(139)	(352)	237	(12)	225

Total interest-earning assets	6,187	(4,831)	1,356	3,082	802	3,884

Interest-bearing liabilities
NOW accounts	(5)	(18)	(23)	12	8	20
Money market accounts	(71)	(177)	(248)	(68)	(2)	(70)
Savings accounts	346	175	521	34	120	154
Time certificates of deposit	1,768	(604)	1,164	1,637	751	2,388
Securities sold under repurchase agreements	(183)	(729)	(912)	290	(57)	233
Borrowed funds	585	(119)	466	(168)	80	(88)
Junior subordinated debentures	—	—	—	—	5	5

Total interest-bearing liabilities	2,440	(1,472)	968	1,737	905	2,642

Total increase (decrease) in net interest income	$3,747	$(3,359)	$388	$1,345	$(103)	$1,242

II.    Investment Portfolio.

Securities

The book and market values of the major classifications of investment securities were as follows:

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$8,491	$8,646	$23,466	$23,636
U.S. treasury securities	2,998	3,000	2,964	2,970
Corporate debt obligations	500	482	500	483
Mortgage backed securities	6,310	6,594	1,784	1,821

	$18,299	$18,722	$28,714	$28,910

Securities held to maturity:
State and municipal securities	$7,512	$7,734	$7,650	$7,693

Analysis of Investment Securities

The following table sets forth the maturities of investment securities at December 31, 2008 (at amortized cost). Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield. With the exception of Treasury Department and government agencies and corporations, no securities issued by any one issuer exceed ten percent of shareholders’ equity.

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	—	$2,501	5.15%	$4,990	5.77%	$1,000	6.00%	$8,491	5.61%
U.S. treasuries	2,998	1.09%	—	—	—	—	—	—	2,998	1.09%
Corporate bonds	—	—	—	—	500	5.00%	—	—	500	5.00%
Mortgage pass-throughs	—	—	—	—	—	—	6,310	5.54%	6,310	5.54%
State and political subdivisions	101	4.50%	2,021	4.13%	4,825	4.19%	565	4.95%	7,512	4.24%

	$3,099	1.20%	$4,522	4.69%	$10,315	4.99%	$7,875	5.56%	$25,811	4.66%

III.    Loan Portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan:

	December 31,
	2008	2007	2006	2005	2004
	($ in thousands)
1-4 family and multi-family real estate loans	$41,453	$35,679	$25,805	$28,186	$20,816
Commercial real estate, term loans	131,597	103,354	77,497	82,232	73,659
Commercial, construction loans	53,039	45,326	35,948	13,970	6,817
Commercial, non-real estate loans	65,656	58,103	48,170	49,790	45,223
Land and land development loans	37,927	26,426	22,703	10,454	9,412
Consumer loans	10,316	9,180	7,985	4,211	3,783

	339,988	278,068	218,108	188,843	159,710
Allowance for loan losses	(4,737)	(2,711)	(2,586)	(2,252)	(1,944)
Net deferred loan fees	(946)	(644)	(400)	(273)	(328)

	$334,305	$274,713	$215,122	$186,318	$157,438

The following table shows the balances, earlier of maturity/re-pricing terms, and interest rate structure for loans outstanding as of December 31, 2008:

	Maturity				Rate Structure
	Within one year	One to five years	Over five years	Total	Fixed Rate	Variable Rate
	($ in thousands)
1-4 family/multi-family real estate loans	$5,903	$9,619	$25,931	$41,453	$15,036	$26,417
Commercial real estate, term loans	15,681	34,977	80,939	131,597	33,057	98,540
Commercial, construction loans	33,881	2,552	16,606	53,039	4,610	48,429
Commercial, non-real estate loans	31,364	21,228	13,065	65,657	24,869	40,788
Land and land development loans	22,953	12,335	2,638	37,926	7,164	30,762
Consumer loans	2,219	2,069	6,028	10,316	6,963	3,353

	$112,001	$82,780	$145,207	$339,988	$91,699	$248,289

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. Management may also discontinue accrual of interest if management feels the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income, with interest income subsequently recognized only to the extent cash payments are received. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

	December 31,
	2008	2007
	($ in thousands)
Loans accounted for on a nonaccrual basis	$16,030	$547
Loans contractually past due 90 days or more as to interest or principal	1,081	—
Foreclosed assets	1,702	6

Total non-performing assets	$18,813	$553

As of the end of the most recent reported period, December 31, 2008, management has no knowledge of additional loans where the financial condition of its borrowers is likely to result in the inability of the borrower to comply with current loan repayment terms. All such credits known to management are identified in the table above and any identified potential loss has already been recognized by charge to the Allowance for Loan Losses (“ALLL”).

IV.    Summary of Loan Loss Experience.

The following table provides a summary of activity in the ALLL and an analysis of net losses by loan type for each of the past five years:

	Twelve months ended
	12/31/08	12/31/07	12/31/06	12/31/05	12/31/04
	($ in thousands)
ALLL balance, beginning of period	$2,711	$2,586	$2,252	$1,944	$2,224
Add reserve for probable losses on unused loan commitments and off-balance sheet (OBS) items *	267	199	178	206	—

ALLL balance, beginning of period, including OBS reserve	2,978	2,785	2,430	2,150	2,224
Loan charge-offs:
Commercial	361	34	28	14	74
Real estate	1,465	125	—	25	128
Installment and credit card	131	90	21	68	65

Total charge-offs	1,957	249	49	107	267
Recoveries of loans previously charged-off:
Commercial	—	3	—	8	4
Real estate	21	17	17	25	12
Installment and credit card	7	2	27	30	7
Total recoveries	28	22	44	63	23

Net charge-offs	1,929	227	5	44	244
Provision charged to expense	3,950	420	360	324	170

ALLL balance, end of year, prior to adjustment for off-balance sheet items	4,999	2,978	2,785	2,430	2,150
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities” *	(262)	(267)	(199)	(178)	(206)

ALLL balance, end of year	$4,737	$2,711	$2,586	$2,252	$1,944

Ratio of net charge-offs to average gross loans outstanding	0.61%	0.09%	0.00%	0.03%	0.16%

Below is a breakdown of the ALLL by type of loan:

	December 31, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
Construction and land development	$1,293	25.9%	$380	12.8%
Secured by farmland	9	0.2%	5	0.2%
Home equity loans	205	4.1%	66	2.2%
Revolving loans secured by 1-4 family residential	18	0.4%	11	0.4%
Secured by multi-family residential	151	3.0%	29	1.0%
Secured by non-farm, non-residential real estate	1,277	25.5%	921	30.9%
Commercial and industrial loans	1,448	29.0%	950	31.9%
Loans to individuals	138	2.8%	177	5.9%
Credit card loans	37	0.7%	92	3.1%
All other loans and leases	3	0.1%	2	0.1%
Mortgage loans held for sale	1	0.0%	1	0.0%
Commitments under lines/letters of credit	262	5.2%	267	9.0%
Supplementary allowance/non-specific factors	157	3.1%	77	2.6%

	$4,999	100.0%	$2,978	100.0%

V.    Deposits.

The average amount of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
	($ in thousands)
Noninterest-bearing demand deposits	$49,162	0.00%	$49,881	0.00%

Interest-bearing deposits:
NOW accounts	13,057	0.90%	14,684	0.96%
Money market accounts	32,302	1.72%	38,092	2.11%
Savings accounts	31,342	2.28%	14,132	1.37%
Time certificates of deposit	173,064	4.34%	124,837	5.09%

Total interest-bearing deposits	$249,765	3.56%	$191,745	3.91%

Maturities of time certificates of deposit over $100,000 are shown below:

	December 31,
	2008	2007
	($ in thousands)
Less than 3 months	$21,630	$22,739
3 months to 6 months	7,093	5,946
6 months to 1 year	22,080	10,760
1 year to 5 years	34,747	26,980
Over 5 years	595	595

	$86,145	$67,020

VI.    Return on Equity and Assets.

Ratios for the years ended December 31, 2008 and December 31, 2007 are as follows:

	2008	2007
Return on average assets	-0.07%	0.85%
Return on average equity	-0.98%	10.24%
Average equity to average assets	7.50%	8.33%
Dividend payout ratio	15.43%	12.31%

VII.    Short-term Borrowings.

As of the most recent reporting period, December 31, 2008, the Company and the Bank had $3.5 million in short-term borrowings. There were no short-term borrowings outstanding as of December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable for the Company because the Company is a Smaller Reporting Company.

Item 8.	Financial Statements and Supplementary Data.

NORTHWEST BANCORPORATION, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington

March 27, 2009

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
A S S E T S
Cash and due from banks	$9,363,467	$8,155,305
Interest bearing deposits in other institutions	2,039,710	1,279,897
Federal funds sold	10,720	2,836,349
Securities available for sale	18,721,786	28,909,889
Securities held to maturity, fair value of $7,734,461 and $7,693,355, respectively	7,511,999	7,650,440
Federal Home Loan Bank stock, at cost	1,105,600	645,900
Loans receivable, net of allowance for loan losses of $4,736,805 and $2,710,989, respectively	334,304,682	274,713,461
Loans held for sale	1,132,101	2,226,471
Premises and equipment, net	16,598,152	10,133,801
Accrued interest receivable	1,530,717	1,518,704
Foreclosed real estate and other repossessed assets	1,702,499	6,459
Bank owned life insurance	3,691,099	3,559,843
Other assets	2,518,098	2,079,403

TOTAL ASSETS	$400,230,630	$343,715,922

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Deposits	$316,054,361	$272,539,440
Securities sold under agreements to repurchase	22,100,619	26,760,049
Accrued interest payable	837,104	1,169,617
Federal funds purchased	3,465,000	—
Borrowed funds	29,135,254	14,240,308
Other liabilities	1,719,094	1,660,048

Total liabilities	373,311,432	316,369,462

SHAREHOLDERS’ EQUITY
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,367,246 and 2,361,746 shares	23,211,024	23,039,239
Retained earnings	3,429,447	4,177,774
Accumulated other comprehensive income	278,727	129,447

Total shareholders’ equity	26,919,198	27,346,460

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,230,630	$343,715,922

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Interest Income:
Loans, including fees	$21,726,808	$19,443,860
Investment securities:
U.S. government agency securities	900,535	1,365,207
U.S. treasury securities	67,483	251,417
Other securities	315,007	241,766
Federal funds sold and interest bearing deposits	113,696	465,615

Total interest income	23,123,529	21,767,865

Interest Expense:
Deposits	8,903,379	7,490,461
Borrowed funds and securities sold under agreements to repurchase	1,346,301	1,791,947

Total interest expense	10,249,680	9,282,408

Net interest income	12,873,849	12,485,457
Provision for loan losses	3,950,000	420,000

Net interest income after provision for loan losses	8,923,849	12,065,457

Noninterest Income:
Service charges on deposits	1,224,589	874,897
Net gains from sale of loans	435,415	581,073
Gain (loss) on foreclosed real estate and other repossessed assets, net	10,928	(1,816)
Other income	801,846	711,136

Total noninterest income	2,472,778	2,165,290

Noninterest Expense:
Salaries and employee benefits	6,577,647	5,951,681
Occupancy and equipment	1,925,019	1,565,266
Advertising and promotion	533,146	576,553
Net loss on sale or impairment of securities	31,798	—
Other operating expenses	2,879,764	2,302,644

Total noninterest expense	11,947,374	10,396,144

Net income (loss) before income taxes	(550,747)	3,834,603
Income tax expense (benefit)	(275,869)	1,196,843

NET INCOME (LOSS)	$(274,878)	$2,637,760

Basic earnings (loss) per share	$(0.12)	$1.12

Diluted earnings (loss) per share assuming full dilution	$(0.12)	$1.10

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
	Shares	Amount
Balance, December 31, 2006	2,236,460	$20,820,819	$3,889,105	$(189,320)	$24,520,604
Net income	—	—	2,637,760	—	2,637,760	$2,637,760
Stock repurchased	(162)	(2,719)	—	—	(2,719)
Stock options exercised	9,488	79,787	—	—	79,787
Stock issued due to stock grants	160	2,789	—	—	2,789
Stock issued to directors	4,000	73,080	—	—	73,080
Equity-based compensation expense, net	—	98,380	—	—	98,380
Tax benefits of exercised options	—	25,137	—	—	25,137
5% stock dividend	111,800	1,941,966	(1,941,966)	—	—
Fractional shares paid in cash	—	—	(3,849)	—	(3,849)
Cash dividend ($0.18 per share)	—	—	(403,276)	—	(403,276)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	318,767	318,767	318,767

Comprehensive income						$2,956,527

Balance, December 31, 2007	2,361,746	23,039,239	4,177,774	129,447	27,346,460
Net loss	—	—	(274,878)	—	(274,878)	$(274,878)
Stock issued to directors	5,500	69,300	—	—	69,300
Equity-based compensation expense, net	—	102,485	—	—	102,485
Cash dividend ($0.20 per share)	—	—	(473,449)	—	(473,449)
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	149,280	149,280	149,280

Comprehensive loss						$(125,598)

Balance, December 31, 2008	2,367,246	$23,211,024	$3,429,447	$278,727	$26,919,198

See accompanying notes

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(274,878)	$2,637,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	785,492	557,719
Provision for loan losses	3,950,000	420,000
Accretion of securities discounts	(76,502)	(256,741)
Amortization of securities premiums	38,114	30,159
Increase in cash surrender value of bank owned life insurance	(131,256)	(127,340)
Loss on disposal of assets	665	2,113
Net (gain) loss on sale of foreclosed real estate and other repossessed assets	(10,928)	1,816
Net loss on sale or impairment of securities	31,798	—
Deferred income taxes/benefits	(156,171)	(236,399)
Equity-based compensation expense	171,785	171,460
Excess tax benefits from equity awards	—	(27,926)
Change in assets and liabilities:
Accrued interest receivable	(12,013)	(145,973)
Other assets	(409,426)	(110,431)
Loans held for sale	1,094,370	(651,753)
Accrued interest payable	(332,513)	404,202
Other liabilities	64,044	140,366

Net cash provided by operating activities	4,732,581	2,809,032

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	2,825,629	(2,668,454)
Securities available for sale:
Proceeds from maturities and principal payments	26,440,169	29,159,904
Proceeds from sales	2,957,790	—
Purchases	(18,891,937)	(25,994,818)
Securities held to maturity:
Proceeds from maturities and principal payments	600,000	275,000
Purchases	(496,706)	(3,981,594)
Purchases of FHLB stock	(497,200)	—
Proceeds from redemption of FHLB stock	37,500	—
Purchases of premises and equipment	(7,250,508)	(3,441,185)
Proceeds from sale of foreclosed real estate and other repossessed assets	27,300	185,184
Net increase in loans	(65,253,633)	(60,204,913)

Net cash used by investing activities	(59,501,596)	(66,670,876)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$43,514,921	$61,972,633
Net increase (decrease) in securities sold under agreements to repurchase	(4,659,430)	976,109
Proceeds from exercise of stock options	—	79,787
Excess tax benefit, equity-based compensation	—	27,926
Payment of fractional shares	—	(3,849)
Repurchase of common stock	—	(2,719)
Payment of cash dividends	(473,449)	(403,276)
Proceeds from issuance of borrowed funds	21,855,000	5,000,000
Repayment of borrowed funds	(6,965,052)	(2,919,863)
Net increase (decrease) in fed funds purchased	3,465,000	(3,630,000)

Net cash provided by financing activities	56,736,990	61,096,748

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,967,975	(2,765,096)
Cash and cash equivalents, beginning of year	9,435,202	12,200,298

Cash and cash equivalents, end of year	$11,403,177	$9,435,202

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$10,582,193	$8,878,206

Income taxes	$746,372	$1,296,606

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized loss on securities available for sale	$226,182	$482,982

Acquisition of real estate and other repossessed assets in settlement of loans	$1,712,412	$193,459

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policie

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

Segment reporting:

The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information” for reporting of selected information about operating segments.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption “cash and due

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

from banks” and “interest-bearing deposits in other institutions,” which have an original maturity of three months or less. Cash and cash equivalents on deposit with other financial institutions periodically exceed the federal insurance limit. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2008 and 2007.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

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

Allowance for loan losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

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

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. During 2008, one equity investment with a carrying value of $50,000 was considered impaired and the full value was written off. There were no assets written down for impairment in 2007.

Stock options:

At December 31, 2008, the Company had in effect several stock-based employee compensation plans, including Directors, which are described more fully in Note 14. The Company applies the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123R, Accounting for Share Based Compensation, to its stock-based employee compensation (“SFAS 123R”).

Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings(loss) per share:

Earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive common shares that may be issued by the Company relate to stock options and unvested restricted stock for all periods presented. In accordance with SFAS No. 128 (as amended), Earnings per Share, there is no dilutive effect when the Company reports a net loss.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2008	2007
Net unrealized holding gains on available for sale securities	$194,384	$482,982
Reclassification adjustment for net losses realized in income	31,798	—

Net unrealized gains	226,182	482,982
Tax effect	(76,902)	(164,215)

NET OF TAX AMOUNT	$149,280	$318,767

Reclassifications:

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $196,478 and $262,133, respectively.

New accounting pronouncements:

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. The guidance requires the recognition of a liability related to postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Company adopted the provisions of the EITF 06-4 on December 1, 2008, and the adoption did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) and SFAS No. 160 (Statements) provide new guidance on accounting for business combinations and noncontrolling interests. The Statements will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and acquisition-related costs such as legal and due diligence costs, to be expensed when incurred. Initially, noncontrolling interests in subsidiaries are required to be valued at fair value and classified as a separate component of equity. The guidance is effective on January 1, 2009. The Company does not expect the implementation of these pronouncements will have an immediate impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities, to require an explanation of how and why an entity uses, as well as how derivative instruments and related hedged items are accounted for. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, and is not expected to have a material impact on the Company’s financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2008 and 2007, were as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$8,491,446	$154,864	$—	$8,646,310
U.S. treasury securities	2,997,998	1,702	—	2,999,700
Corporate debt obligations	500,000	—	(18,405)	481,595
Mortgage backed securities	6,310,028	284,153	—	6,594,181

	$18,299,472	$440,719	$(18,405)	$18,721,786

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$23,465,426	$176,811	$(6,640)	$23,635,597
U.S. treasury securities	2,964,258	5,442	—	2,969,700
Corporate debt obligations	500,000	—	(16,530)	483,470
Mortgage backed securities	1,784,073	37,049	—	1,821,122

	$28,713,757	$219,302	$(23,170)	$28,909,889

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$7,511,999	$229,505	$(7,043)	$7,734,461

	December 31, 2007
Securities held to maturity:
State and municipal securities	$7,650,440	$61,718	$(18,803)	$7,693,355

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2008
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt obligations	$—	$—	$481,595	$(18,405)	$481,595	$(18,405)
State and municipal securities	246,170	(7,043)	—	—	246,170	(7,043)

	$246,170	$(7,043)	$481,595	$(18,405)	$727,765	$(25,448)

	December 31, 2007
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$—	$—	$4,993,360	$(6,640)	$4,993,360	$(6,640)
Corporate debt obligations	—	—	483,470	(16,530)	483,470	(16,530)
State and municipal securities	1,838,769	(18,803)	—	—	1,838,769	(18,803)

	$1,838,769	$(18,803)	$5,476,830	$(23,170)	$7,315,599	$(41,973)

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2008, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At December 31, 2008, two securities have unrealized losses.

Scheduled maturities of securities held to maturity and securities available for sale at December 31, 2008, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$101,050	$102,263	$2,997,998	$2,999,700
Due from one year to five years	2,020,942	2,080,918	2,500,914	2,612,940
Due from five to ten years	4,825,369	4,974,084	5,490,532	5,503,715
Due after ten years	564,638	577,196	1,000,000	1,011,250
Mortgage backed securities	—	—	6,310,028	6,594,181

	$7,511,999	$7,734,461	$18,299,472	$18,721,786

At December 31, 2008 and 2007, securities with an amortized cost of $25,811,471 and $36,364,197, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $26,456,247 and $36,603,244 at December 31, 2008 and 2007, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

Proceeds from sales of securities available for sale during the year ended December 31, 2008 were $2,957,790. Gross gains of $20,239 and gross losses of $2,037 were realized on those sales. There were no sales of securities during the year ended December 31, 2007.

Note 3—Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statements of financial condition were as follows:

	December 31,
	2008	2007
1-4 family and multi-family real estate loans	$41,452,824	$35,679,211
Commercial real estate	131,596,996	103,354,367
Commercial construction loans	53,038,616	45,325,678
Commercial non-real estate loans	65,656,366	58,103,154
Land and land development loans	37,926,554	26,426,167
Consumer loans	10,316,402	9,179,810

	339,987,758	278,068,387
Allowance for loan losses	(4,736,805)	(2,710,989)
Net deferred loan fees	(946,271)	(643,937)

	$334,304,682	$274,713,461

An analysis of the change in the allowance for loan losses follows:

	December 31,
	2008	2007
Balance, beginning of year	$2,710,989	$2,586,094
Reverse prior year reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items	267,072	199,526

Balance, beginning of year, including off-balance sheet reserve	2,978,061	2,785,620
Provision charged to operations	3,950,000	420,000
Loans charged off, net of recoveries	(1,928,908)	(227,559)

Balance, end of year, prior to adjustment for off-balance sheet items	4,999,153	2,978,061

Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “other liabilities”	(262,348)	(267,072)

Balance, end of year	$4,736,805	$2,710,989

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The loans fall into the following fixed and variable components:

	December 31,
	2008	2007
Fixed rate loans	$91,698,629	$81,553,046
Variable rate loans	248,289,129	196,515,341

	$339,987,758	$278,068,387

Impairment of loans having recorded investments of $19,893,905 and $691,298 at December 31, 2008 and 2007, respectively, has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $1,479,272 and $65,256 at December 31, 2008 and 2007, respectively. The Bank is not committed to lend additional funds to debtors whose loans have been modified. The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007, was $4,657,275 and $604,123, respectively. Interest income on impaired loans of $1,093,575 and $60,562 was recognized for cash payments received in 2008 and 2007, respectively. The Company had $16,029,877 and $546,958 of loans placed on nonaccrual at December 31, 2008 and 2007, respectively. Loans over 90 days past due and still on accrual status were $1,081,149 and $0 at December 31, 2008 and 2007.

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
Premises	$10,092,251	$4,768,070
Furniture, fixtures and equipment	5,331,581	4,192,046
Leasehold improvements	887,144	1,046,537

	16,310,976	10,006,653
Less accumulated depreciation and amortization	(4,686,982)	(4,200,708)

	11,623,994	5,805,945
Land	4,775,437	2,809,542
Construction in progress	198,721	1,518,314

Premises and equipment, net	$16,598,152	$10,133,801

Depreciation and amortization expense was $785,492 and $557,719 for the years ended December 31, 2008 and 2007, respectively.

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment—(Continued)

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2008:

Year ending December 31,
2009	$525,308
2010	505,511
2011	524,756
2012	539,786
2013	553,030
Thereafter	3,921,412

TOTAL MINIMUM PAYMENTS REQUIRED	$6,569,803

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2008 and 2007, were $523,426 and $504,748, respectively.

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2009	$48,000
2010	49,500
2011	54,000
2012	54,000
2013	54,000
Thereafter	943,417

1,202,917
Less amount representing interest	603,513

PRESENT VALUE OF LEASE PAYMENTS	$599,404

The Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the INB Performing Arts Center in Spokane. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

Note 6—Foreclosed Real Estate and Other Repossessed Assets

No allowance for losses on foreclosed real estate and other repossessed assets was deemed necessary at December 31, 2008 and 2007, and there were no charge offs, provisions to the allowance, or impairment losses in either year. Realized gains (losses) of $10,928 and $(1,816) are included in Gain (loss) on foreclosed real estate and other repossessed assets for the years ended December 31, 2008 and 2007, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Deposits

Major classifications of deposits at December 31, 2008 and 2007, were as follows:

	2008	2007
Non-interest bearing demand deposits	$46,899,825	$45,622,811
Money market	29,924,098	32,307,940
NOW accounts	14,277,920	14,532,505
Savings deposits	38,363,110	16,601,937
Time deposits, $100,000 and over	86,145,033	67,020,435
Other time deposits	100,444,375	96,453,812

	$316,054,361	$272,539,440

Maturities for time deposits at December 31, 2008, are summarized as follows:

Maturing one year or less	$107,290,563

Maturing one to five years	78,703,845

Maturing five to ten years	595,000

$186,589,408

Overdraft deposit accounts with balances of $418,567 and $99,309 at December 31, 2008 and 2007, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

Borrowed funds consist of the following at December 31:

	2008	2007
Federal Home Loan Bank advances	$20,489,735	$8,485,904
Junior subordinated debentures	5,155,000	5,155,000
Other borrowed funds	2,891,115	—
Capital lease obligation (see Note 5)	599,404	599,404

	$29,135,254	$14,240,308

FHLB advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $123,093,239 at December 31, 2008.

Other borrowed funds consist of a note payable to a local bank at the rate of 8%. The note is due in equal monthly installments of principal and interest totaling $35,593 with the remainder due in a balloon payment at maturity in August 2013. The note is secured by 100% of the Bank’s stock. In connection with this note, the Company has agreed to certain financial covenants. The Company was in compliance with all such covenants, with the exception of the quarterly minimum debt service coverage ratio for the quarter ended December 31, 2008; compliance with this covenant was waived by the lender for the quarter. This note was paid in full on February 13, 2009.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

Scheduled maturities and weighted average interest rates of FHLB advances and other borrowed funds at December 31, 2008, are as follows:

	Amount	Weighted Average Interest Rate
2009	$11,144,427	3.48%
2010	7,123,307	4.46%
2011	1,813,125	4.44%
2012	860,475	5.64%
2013	2,244,032	7.60%
Thereafter	195,484	6.25%

	$23,380,850

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to FIN 46R, Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, and junior subordinated debentures are reported within the liabilities section of the consolidated statements of financial condition.

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $19,846,055; the high balance during the year was $27,817,004. The average rate paid during the year was 1.15%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies

The Bank has operating lines of credit with various correspondent banks. All of these lines are are unsecured except the FHLB line which is secured by a blanket pledge on Bank assets and specifically by loans (see Note 8). Advances on the FHLB line may require additional purchases of FHLB stock. Line amounts and outstanding balances are detailed as follows:

	December 31, 2008		December 31, 2007
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$35,032,785	$—	$42,284,916	$—
Pacific Coast Bankers Bank	10,000,000	3,465,000	10,000,000	—
KeyBank	10,000,000	—	10,000,000	—
Zions Bank	5,000,000	—	1,500,000	—
U.S. Bank	1,500,000	—	1,500,000	—

	$61,532,785	$3,465,000	$65,284,916	$—

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2008 and 2007, commitments under standby letters of credit were $3,975,708 and $1,287,952, respectively, and firm loan commitments were $105,244,924 and $105,499,928, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank does not anticipate any material losses as a result of these commitments.

The Federal Deposit Insurance Corporation has authority to increase or decrease assessment rates charged to banks for purposes of funding the Deposit Insurance Fund. Due to losses projected in the Deposit Insurance Fund caused by failed financial institutions, the FDIC has adopted a rule which imposes a special one-time assessment of 20 basis points for each financial institution’s assesment base as of June 30, 2009, to be collected on September 30, 2009. At this rate, management estimates the one-time assessment would be approximately $625,000 before taxes. There is a proposal to reduce this assessment to 10 basis points, but there can be no assurance whether the proposal will become effective.

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

The Bank places its cash with high credit quality financial institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk. The Bank evaluates the credit quality and liquidity of these financial institutions to mitigate its credit risk.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

The components of income tax expense (benefit) are as follows:

	2008	2007
Current tax expense (benefit)	$(119,698)	$1,433,242
Deferred tax benefit	(156,171)	(236,399)

INCOME TAX EXPENSE (BENEFIT)	$(275,869)	$1,196,843

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,491,333	$899,891
Deferred compensation	198,646	177,665
Stock options	81,842	27,957
Goodwill amortization	26,378	31,010
Nonaccrual loan interest	102,156	9,416
Other	—	752

	1,900,355	1,146,691

Deferred tax liabilities:
Fixed asset basis differentials	948,725	406,754
Federal Home Loan Bank stock	95,091	95,092
Deferred loan fees and costs	92,964	114,547
Prepaid expenses	107,413	98,679
Net unrealized gain on securities available for sale	143,587	66,685
Other	68,372	—

	1,456,152	781,757

NET DEFERRED TAX ASSET	$444,203	$364,934

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2008	2007
Federal income tax at statutory rate	$(187,254)	$1,303,765
Effect of tax-exempt interest income	(130,494)	(90,346)
Effect of nondeductible interest expense	17,493	13,503
Effect of state income taxes	1,412	30,047
Other	22,974	(60,126)

INCOME TAX EXPENSE (BENEFIT)	$(275,869)	$1,196,843

At December 31, 2008, an income tax receivable of $1,010,820 and a net deferred tax asset of $444,203 were included in other assets on the consolidated statements of financial condition. At December 31, 2007, an income tax receivable of $144,750 and a net deferred tax asset of $364,934 were included in other assets on the consolidated statements of financial condition.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at December 31, 2008 or 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2005.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 3% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $140,047 and $120,753 for the years ended December 31, 2008 and 2007, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $14,741 and $14,533 for the years ended December 31, 2008 and 2007, respectively. Liabilities associated with the plan were $272,952 and $275,736 for December 31, 2008 and 2007, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2008 and 2007, the cash value of these policies was $3,692,689 and $3,559,843, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $87,368 and $38,624 for the years ended December 31, 2008 and 2007, respectively. Liabilities associated with these plans were $294,609 and $231,879 for December 31, 2008 and 2007, respectively.

Note 14—Stock Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. At a meeting of the Board of Directors in July 2006, the Directors delegated the administration of the Plan to the Compensation and Insurance Committee. As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the recognition of compensation costs relating to share-based payment transactions in the financial statements. The Company has elected the modified prospective application method of reporting, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation—(Continued)

Prior to the adoption of SFAS No. 123(R), the Company elected to account for stock-based compensation using the intrinsic value-based method of recognizing compensation costs outlined in APB Opinion No. 25, Accounting for Stock Issued to Employees, and adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation.

The decision as to whether to award restricted stock grants or options may vary from time-to-time or from employee to employee, at the discretion of the Bank’s Compensation and Insurance Committee; however, it is anticipated that restricted stock will be awarded, primarily, to promote the long-term interests of the Company by retaining key Bank employees and stock options will be awarded, primarily, to attract key Bank employees. The maximum number of stock options and restricted shares that may be awarded under the Plan, as adjusted for stock dividends, is 384,912. At December 31, 2008, 210,077 shares and/or options were available for award to employees.

Restricted stock awards cliff-vest after a three-year period and, therefore, the fair value of these awards will be recognized ratably over a three-year period as compensation expense. Stock options vest over a five-year period and expire at the end of ten-years. The fair value of these awards will be recognized ratably over the vesting period as compensation expense. At December 31, 2008, restricted stock awards of 14,973 shares of common stock and stock options representing 112,364 shares of common stock were outstanding. None of the restricted stock awards outstanding have vested as of December 31, 2008. Options representing 99,795 shares have vested as of December 31, 2008.

Restricted stock-award activity is summarized in the following table:

	Number of shares	Weighted average fair value
Outstanding at December 31, 2006	10,658	$17.11
Granted	5,050	13.34
Forfeited	(567)	17.11
Exercised	(168)	17.11

Outstanding at December 31, 2007	14,973	15.84

Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2008	14,973	15.84

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free rate is based on the Treasury Department yield curve in effect at the time of grant. The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock. Historical forfeiture rate is nominal. Expected dividend yield reflects the Company’s expected future dividend rate.

	Risk free interest rate	Expected life (years)	Expected volatility	Expected forfeiture rate	Expected dividend yield
Options granted in 2007	4.79%	6.5	23.76%	0.00%	1.33%
Options granted in 2008	n/a	n/a	n/a	n/a	n/a

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock Based Compensation—(Continued)

Stock option activity is summarized in the following table:

	2008		2007
	Shares actual	Weighted- average exercise price	Shares actual	Weighted- average exercise price
Outstanding options, beginning of year	125,988	$10.25	126,143	$9.48
Granted	—	$—	11,300	$17.23
Exercised	—	$—	(9,488)	$8.41
Forfeited	(13,624)	$11.84	(1,967)	$9.44

Outstanding options, end of year	112,364	$10.06	125,988	$10.25

Options exercisable at year end	99,795		103,845

Weighted-average fair value of options granted during the year	$—		$5.32

Options outstanding at December 31, 2008 were as follows:

	Options outstanding				Exercisable options
	Number outstanding at end of year	Weighted- average remaining contractual life	Weighted- average exercise price	Intrinsic value of stock options *	Number exercisable at end of year	Weighted- average exercise price	Intrinsic value of stock options *
Price ranges
($7.00 through $10.00)	53,677	2.66	$7.43	$—	53,677	$7.43	$—
($10.01 through $13.00)	45,628	3.46	$11.16	$—	42,734	$11.11	$—
($13.01 through $17.41)	13,059	7.90	$16.99	$—	3,384	$16.88	$—

TOTAL	112,364	3.60	$10.06	$—	99,795	$9.33	$—

*	Note: Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2008 and 2007, cash proceeds of $0 and $79,787, respectively, were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock options	Restricted stock	Total awards
2009	$11,195	$66,741	$77,936
2010	5,727	22,456	28,183
2011	2,443	—	2,443
2012	147	—	147
2013	—	—	—

Total	$19,512	$89,197	$108,709

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common Stock

On April 17, 2007, the Board of Directors announced a 5% stock dividend on all common stock, effective to shareholders of record May 14, 2007, and issued June 15, 2007. All amounts per share and weighted-average shares outstanding for all periods presented have been retroactively adjusted to reflect the stock dividends. The Company recorded a transfer from retained earnings to common stock for the market value of the additional shares issued at May 14, 2007. There were no stock dividends declared in 2008.

During 2008 and 2007, the Board of Directors voted to issue 5,500 shares and 4,000 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

Note 16—Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Aggregate loan balances with related parties at December 31, 2008 and 2007, were $326,586 and $1,710,495, respectively. During the years ended December 31, 2008 and 2007, total principal additions were $188,221 and $300,105 and total principal payments were $1,572,130 and $952,751, respectively. Aggregate deposit balances with related parties at December 31, 2008 and 2007, were $1,465,196 and $2,743,512, respectively. All related party loans and deposits which have been made, in the opinion of management, are on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $15,807,421 at December 31, 2008. Accordingly, $17,707,887 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Regulatory Capital Requirements—(Continued)

As of December 31, 2008, the Bank’s capital amounts and ratios fall under the category of “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2008 and 2007, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2008
Total capital (to risk-weighted assets):
Northwest Bancorporation	$36,153,000	10.03%	$28,846,880	≥	8%	NA		NA
Inland Northwest Bank	37,766,000	10.46%	28,891,680	≥	8%	$36,114,600	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	31,640,000	8.77%	14,423,440	≥	4%	NA		NA
Inland Northwest Bank	33,236,000	9.20%	14,445,840	≥	4%	21,668,760	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	31,640,000	8.03%	15,761,800	≥	4%	NA		NA
Inland Northwest Bank	33,236,000	8.43%	15,761,800	≥	4%	19,702,250	≥	5%

December 31, 2007
Total capital (to risk-weighted assets):
Northwest Bancorporation	$35,195,000	11.96%	$23,533,360	≥	8%	NA		NA
Inland Northwest Bank	33,512,000	11.41%	23,494,320	≥	8%	$29,367,900	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	32,217,000	10.95%	11,766,680	≥	4%	NA		NA
Inland Northwest Bank	30,534,000	10.40%	11,747,160	≥	4%	17,620,740	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	32,217,000	9.46%	13,626,280	≥	4%	NA		NA
Inland Northwest Bank	30,534,000	8.98%	13,603,760	≥	4%	17,004,700	≥	5%

Note 19—Earnings (Loss) Per Share

Earnings (loss) per share and the calculated effect of dilutive securities on earnings per share is as follows for the year ended December 31:

	2008	2007
Numerator:
Net income (loss)	$(274,878)	$2,637,760

Denominator:
Weighted average shares outstanding	2,365,428	2,361,746
Dilutive effect of stock based compensation	—	38,730

Total	2,365,428	2,400,476

Basic earnings (loss) per common share	$(0.12)	$1.12
Diluted earnings (loss) per common share	$(0.12)	$1.10

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Earnings (Loss) Per Share—(Continued)

Because the Company recorded a net loss for the year ended December 31, 2008, all potentially dilutive shares were anti-dilutive and basic and diluted loss per share were the same.

The Company’s stock (stock symbol: NBCT) is quoted on various Internet listing services, including the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of daily closing market values throughout the year.

Note 20—Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments were as follows at December 31:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$11,403,177	$11,403,177	$9,435,202	9,435,202
Federal funds sold	10,720	10,720	2,836,349	2,836,349
Securities available for sale	18,721,786	18,721,786	28,909,889	28,909,889
Securities held to maturity	7,511,999	7,734,461	7,650,440	7,693,355
Federal Home Loan Bank stock	1,105,600	1,105,600	645,900	645,900
Loans and loans held for sale, net	335,436,783	340,477,602	276,939,932	278,230,091
Bank owned life insurance	3,691,099	3,691,099	3,559,843	3,559,843
Financial Liabilities:
Federal funds purchased	3,465,000	3,465,000	—	—
Borrowed funds	29,135,254	29,922,324	14,240,308	14,090,799
Deposits	316,054,361	318,961,304	272,539,440	270,987,245
Securities sold under agreements to repurchase	22,100,619	22,100,619	26,760,049	26,760,049

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

Loans receivable:

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, credit card, and other. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair values for fixed-rate loans are estimated by

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Value of Financial Instruments—(Continued)

discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

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

Off-balance-sheet instruments:

Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2008 and 2007, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Note 21—Fair Value Measurements

On January 1, 2008, the Company partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Fair Value Measurements—(Continued)

The following table summarizes the Company’s financial instruments that were measured at fair value at December 31, 2008:

		Fair Value Measurement Level
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Securities available for sale	$18,721,786	$2,999,700	$15,722,086	$—
Foreclosed real estate and other repossessed assets	1,702,499	—	—	1,702,499
Assets Measured at Fair Value on a Nonrecurring Basis:
Impaired loans	18,414,633	—	—	18,414,633

The following methods and significant assumptions were used to estimate fair value:

Securities available for sale.    The fair values of securities available for sale are generally measured using information from a third-party pricing service. If quoted prices were available in an active market, securities were classified as Level 1 measurements and include Treasury Department securities. If quoted prices in active markets were not available, fair values were estimated using pricing models (quoted prices of securities with similar characteristics or discounted cash flows) and classified as Level 2 measurements.

Foreclosed real estate and other repossessed assets.    Fair values of foreclosed real estate and other repossessed assets are typically determined based on an independent appraisal. Appraised values may be discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business.

Impaired loans.    Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans. The value of real estate collateral is determined based on an independent appraisal. The value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases an appraisal is obtained for equipment and inventory. Appraised and reported values may be discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Parent Company-Only Financial Information

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

Condensed Statements of Condition:

($ in thousands)	December 31,
	2008	2007
ASSETS
Cash	$29	$1,275
Investment in trust equities	155	155
Investment in subsidiaries	33,515	30,663
Deferred tax asset	26	31
Other equity securities	250	250
Premises and equipment, net	959	—
Other assets	950	127

TOTAL ASSETS	$35,884	$32,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Borrowed funds	2,891	—
Due to subsidiaries	919	—
Shareholders’ equity	26,919	27,346

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,884	$32,501

Condensed Statements of Income:

($ in thousands)	Year ended December 31,
	2008	2007
Interest Income:
Interest bearing deposits	$8	$50
Other Income (Expense):
Dividend income from consolidated subsidiaries	800	—
Equity in undistributed income (loss) of consolidated subsidiaries	(672)	2,923
Interest on other borrowed funds	(394)	(311)
Other expenses	(225)	(171)

	(483)	2,491

Net income (loss) before income taxes	(475)	2,541
Income tax benefit	(208)	(147)

NET INCOME (LOSS)	$(275)	$2,638

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Parent Company-Only Financial Information—(Continued)

Condensed Statements of Cash Flows:

($ in thousands)	Year ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275)	$2,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiaries	672	(2,923)
Amortization	—	1
Decrease in deferred taxes	5	5
Equity-based compensation expense	172	171
Excess tax benefits from equity awards	—	(28)
(Increase) decrease in other assets	(823)	172
Increase in other liabilities	919	—

Net cash provided by operating activities	670	36

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(3,375)	(1,000)
Purchase of premises	(959)	—

Net cash used by investing activities	(4,334)	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of borrowed funds	2,955	—
Repayment of borrowed funds	(64)	—
Proceeds from exercise of stock options	—	80
Repurchase of common stock	—	(3)
Excess tax benefit, equity-based compensation	—	28
Payment of cash dividends and fractional shares	(473)	(407)

Net cash provided (used) by financing activities	2,418	(302)

NET CHANGE IN CASH	(1,246)	(1,266)
Cash, beginning of year	1,275	2,541

Cash, end of year	$29	$1,275

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$394	$311

Taxes paid	$701	$1,208

Note 23—Subsequent Events

Susequent to year end, the Bank received death benefit proceeds of $291,254 under certain bank-owned life insurance policies related to the unfortunate passing of the Bank’s Chief Financial Officer. The recorded cash surrender values of these policies were approximately $146,000 as of December 31, 2008, resulting in a gain of approximately $145,000.

On February 14, 2009, as part of the Troubled Asset Relief Capital Purchase Program (the “CPP”) of the U.S. Department of the Treasury (the “Treasury Department”), the Company entered into a Letter Agreement

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Subsequent Events—(Continued)

incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury Department. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury Department (i) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (ii) a warrant (the “Warrant”) to purchase 525.00525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10,500,000. The Treasury Department immediately exercised the warrant.

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock will pay a cumulative dividend of 9% per year. The Series A Preferred Stock and the Series B Preferred Stock (together, the “Preferred Stock”) may not be redeemed by the Company during the first three years following the investment by the Treasury Department, except with the proceeds from a “Qualified Equity Offering” (as defined in the Company’s Articles of Amendment). After three years, the Company may, at its option, redeem the Preferred Stock at the issue price, plus accrued and unpaid dividends. The Preferred Stock is generally non-voting and will qualify as Tier 1 capital.

As a result of the Company’s participation in the CPP, the Company is restricted from paying any dividend on its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock. During the three year period from February 13, 2009, payment of dividends by the Company may not exceed the last annual cash dividend of $0.20 per share. Prior consent of the Treasury Department will be required after February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. After February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the Preferred Stock has been redeemed in whole or the Treasury Department has transferred all of the Preferred Stock to third parties.

On February 26, 2009, the Bank received notification from KeyBank that it has cancelled the Bank’s operating line of credit in the amount of $10,000,000. KeyBank reported that it is eliminating these lines for its financial institution customers due to credit concerns in the industry and due to KeyBank’s own liquidity concerns.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years, there have been no disagreements with the Company’s independent accountants on accounting and financial disclosures and no resignation (or declination to stand for re-election) or dismissal of the principal independent registered public accountant of the Company or the Bank.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of December 31, 2008, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9A(T). Controls and Procedures.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Dwight B. Aden, Jr.—Mr. Aden is 66 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington. Mr. Aden is the Chairman of the Compensation and Insurance Committee of the Company and the Bank.

Anthony D. Bonanzino, Ph.D.—Mr. Bonanzino is 56 and has been a director of the Bank and the Company since November 18, 2008. His term as a director will expire at the annual meeting of shareholders to be held in 2009. Prior to his retirement on May 2008, Mr. Bonanzino was the CEO of Hollister-Stier Laboratories LLC. Mr. Bonanzino is a principal member of Century Archives Northwest, LLC. He was recently named Chairman of the Board of Trustees of Deaconess Medical Center and CEO of the Institute for Systems Medicine and also currently serves as a Commissioner on the Washington State Economic Development Commission.

Katie Brodie—Ms. Brodie is 62 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. Brodie worked as property manager for Idaho Forest Industries, served as County Commissioner of Kootenai County, Idaho from 2004 to 2006 and is currently executive director of Concerned Business of North Idaho.

Harlan D. Douglass—Mr. Douglass is 71 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2011. Mr. Douglass is President of Harlan D. Douglass, Inc.

Freeman B. Duncan—Mr. Duncan is 62 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. Mr. Duncan is an attorney specializing in real estate matters. Mr. Duncan is the Chairman of the Bank Expansion Committee.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 71 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, P.S. in Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 60 and has been a director of the Bank and the Company since May 16, 2000 and has served as the President and Chief Executive Officer of the Bank and the Company since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2009. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

Clark H. Gemmill—Mr. Gemmill is 65. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, he has been a Vice President with UBS Financial Services, Inc., a financial investment firm with a branch office in Spokane, Washington. Mr. Gemmill is Chairman of the Bank Investment Committee.

Bryan S. Norby—Mr. Norby is 51. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. Mr. Norby is an inactive certified public accountant and during the past five years has served as Financial Analyst for Yanke Machine Shop, President for RY Timber Company, and Treasurer for YMC, Inc. Mr. Norby is the Chairman of the Audit Committee of the Company and the Bank.

Richard H. Peterson—Mr. Peterson is 74 and has been a director of the Bank since its incorporation on May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Peterson’s current term as a director will expire at the annual meeting of the shareholders to be held in 2009. During the past five years, Mr. Peterson was a Senior Vice President of First Union Securities at its branch in Spokane and currently is a Senior Vice President with Ragen MacKenzie, a financial investment firm, also with a branch office in Spokane, Washington. Mr. Peterson is the Chairman of the Bank Loan Committee.

Frederick M. Schunter—Mr. Schunter is 72; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. From June 10, 2002 through December 31, 2005, when he retired, Mr. Schunter served as the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities. Mr. Schunter is Chairman of the Nominating and Corporate Governance Committee.

William E. Shelby—Mr. Shelby is 70 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

Jennifer West—Ms. West is 44 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. West has worked as General Manager of the Spokane office of Hill & Knowlton, an international company specializing in public relations and public affairs. In December 2006, she was named Chief Operating Officer of the three Northwest offices of Rocky Hill & Knowlton.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Austin, CPA—Ms. Austin is 38 and has been an officer of the Bank and Company since 2000. She currently is Senior Vice President and Chief Financial Officer of the Bank and the Company. Ms. Austin has been employed by the Bank since 1997. She previously served as Cashier of the Bank, Secretary/Treasurer of the Bank and Company and, prior to that, as its Internal Auditor. Between 1992 and 1997, she worked for a public accounting firm with offices in Spokane. Ms. Austin succeeds Christopher C. Jurey who died of natural causes on January 10, 2009.

Scott W. Southwick—Mr. Southwick is 58 and has been an officer of the Bank since 2007 and was appointed Secretary/Treasurer of the Bank and Company in January 2009. Previously, he served for four years, as Chief Credit Officer at a community based financial institution and, until its sale, as Credit Administrator for another community based financial institution; both of his prior employers were based in Washington State. He currently is Executive Vice President and Chief Credit Officer.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees of the Bank

Douglas J. Beaudoin—Mr. Beaudoin is 57 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and Manager of the Bank’s mortgage department.

Mark V. Dresback—Mr. Dresback is 49 and has been an officer of the Bank since 2001. He currently is a Senior Vice President and Commercial Team Leader.

Elizabeth A. Herndon—Ms. Herndon is 54 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Branch Administrator.

Ronald G. Jacobson—Mr. Jacobson is 53 and has been an officer of the Bank since 2001. He currently is a Senior Vice President and Commercial Team Leader.

Compliance with Section 16(a)

Information regarding compliance with Section 16(a) of the Exchange Act of 1934, by certain affiliates of the Company, is set forth in the Company’s Proxy Statement for its 2009 annual meeting of shareholders, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company has a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer and persons performing functions similar to a controller, as well as other officers, directors and employees of the Company. The code of ethics was filed as an exhibit to the Company’s 2005 Annual Report on Form 10-KSB filed with the SEC on March 27, 2006. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

Northwest Bancorporation, Inc.

Attention: Nora Seelbach

421 W. Riverside Avenue

Spokane, WA 99201

(509) 456-8888

Audit Committee and Audit Committee Financial Expert

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2009 annual meeting of shareholders, under the captions “Audit Committee” and “Audit Committee Report” is incorporated herein by reference.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the caption “Executive Compensation and Related Information” in the Company’s 2009 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the captions “Transactions with Management and Others” and “Director Independence” in the Company’s 2009 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services.

The information with respect to principal accounting fees and services required by this Item 14 is included under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval of Audit and Non-Audit Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	All financial statements are included in Item 8 of this report.

(a)(2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)	Exhibits. A list of the Company’s exhibits are as follows:

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed herewith.
3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
10.1	Letter Agreement, dated February 13, 2009, between the Company and the United States Department of the Treasury. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 13, 2009, and incorporated by reference herein.
10.2	Warrant to purchase shares of the Company’s common stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed on February 13, 2009 and incorporated by reference herein.
10.3	Lease Agreement for the Company’s Main Branch dated August 1, 1989, as amended July 13, 1995, by and between the Company and The Paulsen Center. Filed in paper format as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
10.4	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter. Filed in paper format as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
10.5	Non-Qualified Stock Option Plan, as amended April 16, 2002. Filed herewith.
10.6	Inland Northwest Bank 2006 Share Incentive Plan. Filed as Appendix B to the Company’s Form DEF 14A filed with the SEC on April 11, 2006 and incorporated herein by reference.
10.7	Randall L. Fewel Employment Agreement dated January 8, 2003. Filed herewith.
10.8	Holly A. Austin Employment Agreement dated January 8, 2003. Filed herewith.
10.9	Scott W. Southwick Employment Agreement dated June 11, 2007. Filed as an Exhibit 10.2.9 to the Company’s Form 10-Q on August 10, 2007 and incorporated herein by reference.
23.1	Consent of Accountant. Filed herewith.
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
31.2	Certification of Holly A. Austin, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.
32.2	Certification of Holly A. Austin, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/s/ RANDALL L. FEWEL
Randall L. Fewel, President and Chief Executive Officer

Date: March 27, 2009

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ HOLLY A. AUSTIN
Holly A. Austin, Chief Financial Officer

Date: March 27, 2009

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 17, 2009

/s/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 17, 2009

/s/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 17, 2009

/s/ ANTHONY D. BONANZINO Anthony D. Bonanzino	Director	March 17, 2009

/s/ KATIE BRODIE Katie Brodie	Director	March 17, 2009

/s/ HARLAN D. DOUGLASS Harlan D. Douglass	Director	March 20, 2009

/s/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 20, 2009

/s/ DONALD A. ELLINGSEN Donald A. Ellingsen	Director	March 17, 2009

/s/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 17, 2009

SIGNATURE	TITLE	DATE

/s/ BRYAN S. NORBY Bryan S. Norby	Director	March 17, 2009

/s/ RICHARD H. PETERSON Richard H. Peterson	Director	March 17, 2009

/s/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 17, 2009

/s/ JENNIFER WEST Jennifer West	Director	March 17, 2009