Form 10-Q
period 2009-03-31
NORTHWEST BANCORPORATION INC
filed 2009-05-12
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐        No  ☐

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

Yes  ☐        No  ☒

The Registrant has a single class of common stock, of which there were 2,367,246 shares issued and outstanding as of May 1, 2009.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$13,338	$9,363
Federal funds sold/interest bearing balances at other financial institutions	603	2,050
Securities available for sale (amortized cost of $12,976 and $18,299, respectively)	13,340	18,722
Securities held to maturity (fair value of $9,690 and $7,734, respectively)	9,462	7,512
Federal Home Loan Bank stock, at cost	1,106	1,106
Loans receivable, net of allowance for loan losses of $5,453 and $4,737, respectively	332,127	334,305
Loans held for sale	2,674	1,132
Accrued interest receivable	1,460	1,531
Foreclosed real estate and other repossessed assets	2,635	1,703
Premises and equipment, net	16,508	16,598
Bank owned life insurance	3,578	3,691
Other assets	2,358	2,518

TOTAL ASSETS	$399,189	$400,231

LIABILITIES
Noninterest bearing demand deposits	$68,519	$46,900
Money market accounts	26,571	29,924
NOW accounts	14,766	14,278
Savings accounts	40,251	38,363
Time certificates of deposit, $100,000 and over	80,292	86,145
Time certificates of deposit, under $100,000	101,036	100,444

TOTAL DEPOSITS	331,435	316,054
Securities sold under agreement to repurchase	743	22,101
Federal funds purchased	1,900	3,465
Borrowed funds	19,711	23,382
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	769	837
Other liabilities	1,808	1,719

TOTAL LIABILITIES	362,120	373,312

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	9,924	—
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	589	—
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,367,246 on March 31, 2009 and 2,367,246 on December 31, 2008	23,230	23,211
Retained earnings	3,086	3,429
Accumulated other comprehensive income, net of tax effect of ($124) for 2009 and ($145) for 2008	240	279

TOTAL SHAREHOLDERS’ EQUITY	37,069	26,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,189	$400,231

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$5,130	$5,376
Interest on securities	246	379
Interest on federal funds sold	3	75

Total interest income	5,379	5,830
Interest expense:
Interest on deposits	1,918	2,324
Interest on securities sold under agreement to repurchase	6	99
Interest on borrowed funds	312	197

Total interest expense	2,236	2,620

Net interest income	3,143	3,210
Provision for loan losses	1,100	150

Net interest income after provision for loan losses	2,043	3,060
Noninterest income:
Fees and service charges	305	237
Net gain from sale of loans	157	134
Other noninterest income	363	190

Total noninterest income	825	561
Noninterest expense:
Salaries and employee benefits	1,730	1,705
Occupancy and equipment	321	291
Depreciation and amortization	245	173
Other operating	1,012	784

Total noninterest expense	3,308	2,953

(Loss) income before income taxes	(440)	668
Income tax (benefit) expense	(184)	228

Net (loss) income	($256)	$440

Preferred stock dividends	74	—
Preferred stock discount accretion, net	13	—

Net (loss) income applicable to common shares	($343)	$440

Earnings (loss) per common share - basic	$(0.14)	$0.19
Earnings (loss) per common share - diluted	$(0.14)	$0.18
Weighted average shares outstanding - basic	2,367,246	2,361,746
Weighted average shares outstanding - diluted	2,367,246	2,391,617

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Loss
Balance, December 31, 2007	$27,346	$0	$23,039	$4,178	$129
Net loss	(275)			(275)		($275)
Stock issued to directors	69		69
Equity-based compensation expense, net	103		103
Cash dividend ($0.20 per share)	(474)			(474)
Change in unrealized gain on securities available for sale, net of taxes	150				150	150

Comprehensive loss						(125)

Balance December 31, 2008	26,919	0	23,211	3,429	279
Net loss	(256)			(256)		(256)
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(74)			(74)
Accretion of preferred stock discount, net	0	13		(13)
Equity-based compensation expense, net	19		19
Change in unrealized gain on securities available for sale, net of taxes	(39)				(39)	(39)

Comprehensive loss						($295)

Balance, March 31, 2009	$37,069	$10,513	$23,230	$3,086	$240

Disclosure of 2009 reclassification amount:
Unrealized holding gain on available for sale securities	($59)
Reclassification adjustment for gains realized in income	—

Net unrealized gain	(59)
Tax effect	20

Net of tax amount	($39)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($256)	$440
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Provision for loan losses	1,100	150
Depreciation and amortization	245	173
Net (increase) decrease in loans held for sale	(1,542)	1,771
Net (increase) decrease in bank owned life insurance	113	(32)
Equity-based compensation expense	19	26
Change in assets and liabilities:
Accrued interest receivable	71	(153)
Other assets	160	(462)
Interest payable	(68)	(292)
Other liabilities	15	(119)

Net cash (used) provided by operating activities	(143)	1,502
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold/interest bearing balances at other financial institutions	1,447	2,937
Net decrease in investment securities	3,393	7,393
Net increase in loans	(175)	(16,652)
Purchase of premises and equipment, net of gain or loss on asset disposal	(155)	(2,125)
Foreclosed real estate activity, net	321	(213)

Net cash provided (used) by investing activities	4,831	(8,660)
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in deposits	15,381	16,873
Net decrease in securities sold under agreement to repurchase	(21,358)	(9,946)
Net (decrease) increase in federal funds purchased	(1,565)	1,000
Repayment of borrowed funds	(3,671)	(106)
Proceeds from issuance of preferred stock	10,500	—

Net cash (used) provided by financing activities	(713)	7,821
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,975	663
Cash and cash equivalents, beginning of year	9,363	8,155

Cash and cash equivalents, end of period	$13,338	$8,818

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$2,334	$2,912

Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$(39)	$80

Acquisition of real estate and other repossessed assets in settlement of loans	$1,253	$219

Preferred stock dividend accrued and paid in subsequent period	$74	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

Restricted stock-award activity in 2008 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. There have been no restricted stock-award grants in 2009. Likewise, no shares have been issued in 2009 in connection with previously granted restricted stock-awards. The number of restricted stock-awards outstanding is as follows:

	Number of shares	Weighted average fair value
Outstanding, December 31, 2007	14,973	$15.84
Granted	—	0
Forfeited	—	0
Exercised	—	0

Outstanding, December 31, 2008	14,973	$15.84
Granted	—	0
Forfeited	—	0
Exercised	—	0

Outstanding, March 31, 2009	14,973	$15.84

Stock options outstanding at the end of last year are also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be awarded during the process of recruiting new employees to the Bank.

Stock options vest over a five-year period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes model uses a number of assumptions, including: a risk-free discount rate of interest, which is based on the U.S. Department of the Treasury (the “Treasury Department”) yield curve in effect at the time of grant; the expected life of options granted, which represents the period of time that options granted are expected to be outstanding; expected volatilities, based on the historical volatility of the Company’s stock price; a historical forfeiture rate, which has been nominal; and, expected dividend yield, which reflects the Company’s expected future dividend rate. The assumptions used in calculating the fair value of options granted in 2007 and 2008 are detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. No stock options have been awarded during 2009.

The number of stock options outstanding and exercisable as of March 31, 2009 is as follows:

	Shares actual	Weighted- average exercise price
Outstanding options, December 31, 2008	112,364	$10.06
Granted	0	0
Exercised	0	0
Forfeited	0	0

Outstanding options, March 31, 2009	112,364	$10.06

Options exercisable, March 31, 2009	99,794

The method of accounting for stock-based compensation expense is also detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The expense related to the grant of stock options is recognized over the vesting period of the stock options in accordance with results obtained using the Black-Scholes option pricing model. The Black-Scholes option pricing model provides for a greater recognition of expense in the early years of the vesting period, with decreasing amounts to be recognized in subsequent years.

NOTE 3. Securities

Most securities held by the Bank are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on available for sale securities sales are reported as part of non-interest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity. There were no securities sold in the three-month, year-to-date periods ending March 31, 2009 and 2008; consequently, there were no gains or losses included in non-interest income. The amortized cost of securities and their approximate fair values at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$3,493	$3,601	$8,491	$8,646
U.S. treasury securities	2,998	2,998	2,998	3,000
Corporate debt obligations	500	409	500	482
Mortgage backed securities	5,985	6,332	6,310	6,594

	$12,976	$13,340	$18,299	$18,722

Securities held to maturity:
State and municipal securities	$9,462	$9,690	$7,512	$7,734

NOTE 4. Loans

Loan detail by category is as follows:

	March 31, 2009	December 31, 2008
	($ in thousands)
1-4 family and multi-family real estate	$43,888	$41,453
Commercial real estate	134,346	131,597
Commercial construction	49,080	53,039
Commercial non-real estate	63,666	65,656
Land and land development	37,334	37,927
Consumer	10,101	10,316

	338,415	339,988
Allowance for loan losses	(5,453)	(4,737)
Net deferred loan fees	(835)	(946)

	$332,127	$334,305

NOTE 5. Allowance for Loan Losses

The Bank maintains an allowance for loan losses at a level considered adequate by management to provide for probable credit losses in the Bank’s loan portfolio. Future credit losses are estimated through an analysis of various factors affecting the performance of the loan portfolio, including: individual review of problem loans, including an evaluation of the quality of underlying collateral; current business conditions and the Bank’s historical loan loss experience; the term, in years, that the average loan is expected to remain on the Bank’s books; and other factors that management determines to be relevant at the time of the analysis. In accordance with accounting and regulatory requirements, the portion of the allowance relating to unused loan commitments and other off-balance sheet items is reclassified to “Other liabilities.” Changes in the allowance for loan losses for the periods indicated were as follows:

	Three months ended
	3/31/2009	3/31/2008
	($ in thousands)
Balance, beginning of period	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (“OBS”) items	262	267

Balance, beginning of period, including OBS reserve	4,999	2,978
Provision for loan losses	1,100	150
Loan charge-offs	(467)	(42)
Loan recoveries	3	4

Balance, end of period, prior to adjustment for OBS items	5,635	3,090
Reclassification of OBS reserve to “Other liabilities”	(182)	(211)

Balance, end of period	$5,453	$2,879

NOTE 6. Borrowed Funds

Borrowed funds consist of the following:

	3/31/2009	12/31/2008
	($ in thousands)
Federal Home Loan Bank (“FHLB”) advances	$19,711	$20,490
Other borrowed funds	—	2,892

	$19,711	$23,382

FHLB advances are secured by a blanket pledge on Bank assets and specifically by certain loan balances. Other borrowed funds consisted of a note payable to a local bank, which was paid in full on February 13, 2009.

The Bank has operating lines of credit with various correspondent banks. All of these lines are unsecured except the FHLB line which is secured by a blanket pledge on Bank assets as well as certain specific loans. Advances on the FHLB line may require additional purchases of FHLB stock. These lines of credit are available for short-term funding to meet current liquidity needs. Although general market trends in connection with the current distress in financial markets may impact the availability of such operating lines from other financial institutions, the Bank believes that the financial institutions with which it has relationships are stable and that the Bank will continue to have sufficient access to short term funding. There can be no assurance that short-term funding will continue to be available. The amount of federal funds purchased and outstanding balances on the credit lines for the periods covered in this report are detailed as follows:

	March 31, 2009		December 31, 2008
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$36,469,227	$—	$35,032,785	$—
Pacific Coast Bankers Bank	10,000,000	1,900,000	10,000,000	3,465,000
Zions Bank	100,000	—	5,000,000	—
Key Bank	—	—	10,000,000	—
U.S. Bank	—	—	1,500,000	—

During the first quarter of 2009, KeyBank and U.S. Bank cancelled the Bank’s operating lines of credit. In addition, Zions Bank reduced the Bank’s line of credit from $5 million to $100,000.

NOTE 7. Capital Lease Liability

The capital lease liability outstanding on March 31, 2009 and December 31, 2008 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 8. Material Contract

In the third quarter of 2006, the Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent.

Expenses related to the agreement total about $25 thousand per quarter and are recognized as “Other operating expense”.

In March of 2009, the Bank entered into a renegotiated lease with Diamond Plaza, LLC for its principal office and main branch, which is located in the Paulsen Center Building in downtown Spokane. The new lease is for a 10-year term with additional renewal options on approximately 22,971 feet. The initial lease rate is $30,839 per month and escalates approximately 3% per year. A copy of the lease agreement has been filed as Exhibit 99.1 to the current report on Form 8-K filed by the Company with the SEC on May 11, 2009.

NOTE 9. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2008. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. The Trust is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of trust preferred securities at March 31, 2009 and December 31, 2008:

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity date	Per annum interest rate	Extension period	Redemption option
	($ in thousands)
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive quarters	On or after 6/30/2010

NOTE 10. Common Stock

On April 15, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend that was paid on June 13, 2008 to shareholders of record as of May 9, 2008. No cash dividends have been declared in 2009.

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

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurement Level
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale	$13,340	$2,998	$10,342	$—

Certain financial assets are measured at fair value on a non-recurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at March 31, 2009, and the total loss recognized as a result of fair value adjustments for the three months ended March 31, 2009:

		Fair Value Measurement Level			Three months ended 3/31/2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3	Total Loss
	($ in thousands)
Impaired loans	$17,217	$—	$—	$17,217	$—
Foreclosed real estate and other repossessed assets	2,635	—	—	2,635	—

The following methods and significant assumptions were used to estimate fair values:

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

Foreclosed real estate and other repossessed assets. Fair values of foreclosed real estate and other repossessed assets are typically determined based on an independent appraisal. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the customer and the customer’s business. Any write-downs of foreclosed or repossessed assets subsequent to the initial classification are recorded as an expense in the Consolidated Statements of Operations and in the Total Loss column above.

Impaired loans. Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans. The value of real estate collateral is determined based on an independent appraisal. The value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases an appraisal is obtained for equipment and inventory. Appraised and reported values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the customer and the customer’s business. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses and is reported in the Total Loss column above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains a review of Northwest Bancorporation, Inc.’s (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank’s (the “Bank”), consolidated operating results and financial condition for the three-month, year-to-date period ended March 31, 2009 (first-quarter 2009). When warranted, comparisons are made to the same three-month period in 2008 (first-quarter 2008) and/or to the immediately preceding three-month period (fourth-quarter 2008). The discussion should be read in conjunction with the consolidated financial statements (unaudited) and related notes contained elsewhere in this report. The reader is assumed to have access to the Company’s annual report on Form 10-K for the year ended December 31, 2008, which contains additional statistics and explanations. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. For a discussion about such statements, including the risks and uncertainties inherent therein, see “Forward-Looking Statements.” Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s 2008 annual report on Form 10-K.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission (the “SEC”) defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations

Summary

The Company recognized a net loss of $256 thousand for the quarter ended March, 31, 2009, compared to net income of $440 thousand for the comparable period ended March 31, 2008. The net loss of $256 thousand continues to reflect the influence of the national and regional economic factors that affect our customers and the inability of some to repay loans as agreed. The amount of the Bank’s total assets, loans, deposits and non-interest income all increased from the amounts recorded for the same period in 2008, which represents a planned and continued positive trend. This was offset, however, by the fact that the Bank’s provision for loan losses and non-interest expense all increased year-over-year, resulting in lower earnings for the quarter.

The largest factor contributing to the higher expenses for first quarter was the $1.1 million provision for loan losses allocated by management in response to the higher level of nonperforming loans identified by the Bank during the quarter. If performance does not occur in a reasonable time on nonperforming loans, then the Bank will incur legal and other expenses related to taking possession and selling the underlying collateral for the loan, causing these loans to be written down to a reasonably expected value or net realizable value. Bank management expects to recover a significant portion of the balances of these nonperforming loans, but has deemed it prudent to increase the provision because of the increased risk of nonperformance. Despite lower earnings, the Company remains well capitalized due in part to the additional $10.5 million of capital the Company received during the first quarter of 2009 from the U.S. Department of the Treasury (the “Treasury Department”) under its Capital Purchase Program.

Financial Highlights

	Three months ended March 31,
($ in thousands except per share data)	2009	2008	% Change
Results of Operations:
Interest income	$5,379	$5,830	-7.7%
Interest expense	2,236	2,620	-14.7%

Net interest income	3,143	3,210	-2.1%
Provision for loan losses	1,100	150	633.3%

Net interest income after provision for loan losses	2,043	3,060	-33.2%
Noninterest income	825	561	47.1%
Noninterest expense	3,308	2,953	12.0%

Income (loss) before income taxes	(440)	668	-165.9%
Income tax expense (benefit)	(184)	228	-180.7%

Net income (loss)	$(256)	$440	-158.2%

Share Data:
Basic earnings (loss) per common share	$(0.14)	$0.19
Diluted earnings (loss) per common share	$(0.14)	$0.18
Selected Ratios:
Return on average assets	-0.26%	0.50%
Return on average equity	-3.20%	6.35%
Net interest income to average earning assets	3.40%	3.92%
Efficiency ratio	83.37%	78.30%
Noninterest income to average assets	0.83%	0.64%
Noninterest expense to average assets	3.33%	3.37%
Ending shareholders’ equity to average assets	9.32%	7.96%
Nonperforming loans to gross loans	4.91%	0.22%
Allowance for loan losses to gross loans	1.62%	0.98%

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

As of March 31, 2009, the first-quarter net interest margin as a percentage of earning assets decreased to 3.40%, compared to net interest margin of 3.92% for the comparable period ended March 31, 2008. Average loan totals increased year-over-year but have been originated or renewed at interest rates that are on average 1.5% lower than they were a year ago. This decline in interest rates, combined with the fact that the Bank’s average cost of funds only decreased 0.93%, resulted in a lower net interest spread (the difference between total interest-earning assets and total interest-bearing deposits).

The following Table I presents, for the quarters indicated, average assets, liabilities and shareholders’ equity, for the Bank together with net interest income from average interest-earning assets and their corresponding yields.

TABLE I

	Three months ended March 31,
	2009 [1]			2008 [1]
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [2,3]	$340,934	$5,130	6.02%	$285,187	$5,376	7.54%
Taxable investments	15,624	171	4.38%	24,520	302	4.93%
Nontaxable investments [4]	8,015	75	3.74%	7,243	75	4.14%
FHLB stock	1,106	—	0.00%	646	2	1.24%
Federal funds sold & interest-bearing deposits with banks	4,222	3	0.28%	9,593	75	3.13%

Total interest-earning assets	369,901	5,379	5.82%	327,189	5,830	7.13%
Less reserve for probable loan losses	(5,034)			(2,788)
Cash and due from banks	7,424			7,702
Other non-earning assets	25,320			18,301

Total assets	$397,611			$350,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	14,036	16	0.46%	14,690	31	0.84%
Money market accounts	32,462	63	0.78%	32,350	151	1.87%
Savings accounts	40,288	132	1.31%	20,589	105	2.04%
Time certificates of deposit	187,551	1,707	3.64%	170,954	2,037	4.77%

Total interest-bearing deposits	274,337	1,918	2.80%	238,583	2,324	3.90%
Securities sold under repurchase agreements	9,035	6	0.27%	21,253	99	1.86%
Borrowed funds	21,017	234	4.45%	9,032	119	5.27%
Junior subordinated note [5]	5,155	78	6.05%	5,155	78	6.05%

Total borrowed funds	35,207	318	3.61%	35,440	296	3.34%

Total interest-bearing liabilities	309,544	2,236	2.89%	274,023	2,620	3.82%
Demand deposits	55,003			46,064
Other liabilities	1,070			2,584
Shareholders’ equity	31,994			27,733

Total liabilities and shareholders’ equity	$397,611			$350,404

Net interest income		$3,143			$3,210

Net interest spread			2.93%			3.30%

Net interest income to average earning assets			3.40%			3.92%

Comments:

1.	There were no out-of-period adjustments.

2.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.

3.	Loan fee income in the amount of $149 thousand and $172 thousand is included in loan interest income for 2009 and 2008, respectively.

4.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

5.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Most of the interest that the Bank earns comes from its loan portfolio. Loan yield decreased by 1.52% to 6.02% from 7.54% for the quarters ended March 31, 2009 and 2008, respectively. Net interest margin as a percentage of earning assets was 3.40% for the quarter ended March 31, 2009, a decrease of 0.52% from the 3.92% net interest margin reported for the same period in 2008. The Bank did not introduce any new loan products during the quarter and did not change its loan pricing strategy except to begin instituting pricing floors on many variable rate loans. However, in the second half of 2008, the Bank significantly cut back lending for land acquisition and development, construction, and non-owner occupied real estate. Management also redirected the Bank’s lending resources to emphasize commercial and industrial (“C & I”) lending as well as the collection and workout of problem credits. Changes in yield for other earning assets were primarily the result of changes in market interest rates.

Average earning assets increased approximately $43 million year-over-year to $370 million as of March 31, 2009 from $327 million as of March 31, 2008. Interest-bearing liabilities increased approximately $36 million to $310 million as of March 31, 2009 from $274 million as of March 31, 2008. The Bank funded its asset growth by growing deposits and by increasing borrowed funds.

The average balances for the three-month period ended March 31, 2009 compared to the same period of 2008 reflects solid growth in the loan portfolio. On average, loans increased approximately $56 million year-over-year, but with the lower yield stated above, net interest income for the first quarter 2009 was 2.1% lower than first quarter 2008.

The following table is a summary of changes in net interest income due to changes in average asset and liability balances (the “Volume”) and changes in average rates (the “Rate”) for the three-month periods ended March 31, 2009 and 2008.

Table II

	Three months ended March 31, 2009 vs. 2008 Increase (decrease) due to changes in:
	Volume	Rate	Total
	($ in thousands)
Interest-earning assets
Loans	$7,616	$(7,862)	$(246)
Securities	(81)	(52)	(133)
Fed funds sold/interest-bearing balances	(27)	(45)	(72)

Total interest-earning assets	7,507	(7,958)	(451)
Interest-bearing liabilities
NOW accounts	(1)	(14)	(15)
Money market accounts	1	(89)	(88)
Savings accounts	43	(16)	27
Time certificates of deposit	230	(560)	(330)
Securities sold under repurchase agreements	(37)	(56)	(93)
Borrowed funds	130	(15)	115

Total interest-bearing liabilities	366	(750)	(384)

Total increase (decrease) in net interest income	$7,141	$(7,208)	$(67)

For the three-months ended March 31, 2009, net interest income before the provision for loan losses decreased by $67 thousand over the same period in the previous year, as a result of interest income decreasing $451 thousand while interest expense decreased $384 thousand. The decrease in interest income from lower loan rates was offset to a large extent by the Bank’s ability to attract interest-bearing deposits at lower rates. Although there was a significant increase in loan volume, lower yields on the loans more than offset earnings from the increased volume. Lower volumes and rates on both securities and Federal Reserve funds sold reduced interest income by another 3.5% compared to prior periods. The increase in volume of time deposits also lowered net interest income despite lower rates paid by the Bank on these liabilities.

The Bank anticipates that competition from other financial institutions and reduced loan demand will continue to place pressure on its net interest margin. Current Federal Reserve policy has resulted in a Prime Rate of 3.25% during the first quarter of 2009 and the pressure on net interest margin is expected to continue so long as the Federal Reserve maintains its Federal funds target at a rate that ranges from 0.0% to 0.25%. Nevertheless, with the additional capital received from the Treasury Department, the Bank has budgeted for modest loan growth in 2009 with a slight improvement in net interest income anticipated as a result of an expected reduction in rates paid on deposits.

Rate Shock

Presented in the table below are the results of an analysis of interest rate risk vulnerability performed using the Bank’s financial information as of March 31, 2009. Generally, the results of our analysis indicate that our exposure to interest rate volatility is within management’s target of no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% were modeled, while a decrease of 0.25% was modeled since the Federal Reserve’s current Target Discount Rate is 0.25% and cannot go lower than 0%. The results of the net interest income analysis performed as of March 31, 2009, are within guidelines established by the Bank’s Board of Directors, as shown in the table below.

It is management’s goal to limit the negative impact of a change in rates of plus or minus two hundred basis points to no more that twenty-five percent of the economic value of equity. Management therefore modeled rate increases of 1.00%, 2.00%, 3.00% and a decrease of 0.25%. The results of the economic value of equity analysis performed as of March 31, 2009, are presented in the table below to illustrate the estimated effect of changing rates on book value of equity and are within limits established by the Bank’s Board of Directors.

	March 31, 2009
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$14,122	$1,550	12.33%	$26,423	$(10,646)	-28.72%
+200	12,844	272	2.16%	28,814	(8,255)	-22.27%
+100	12,592	20	0.16%	32,387	(4,682)	-12.63%
Base	12,572	0	0.00%	37,069	0	0.00%
-25	12,575	3	0.02%	38,281	1,212	3.27%

Compared to the results of a similar analysis performed on the Bank’s financial information as of March 31, 2008, presented below, the potential effect of a significant (+300) change in market rates of interest on net interest income has increased by 4.6%, while the potential effect on economic value of equity decreased by 10.0%. Results for both periods are within the established guidelines of the Bank’s Board of Directors.

	March 31, 2008
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$14,836	$1,068	7.76%	$24,922	$(5,741)	-18.72%
+200	14,516	748	5.43%	26,770	(3,893)	-12.70%
+100	14,194	426	3.09%	28,670	(1,993)	-6.50%
Base	13,768	0	0.00%	30,663	0	0.00%
-100	13,223	(545)	-3.96%	32,753	2,090	6.82%
-200	12,525	(1,243)	-9.03%	34,585	3,922	12.79%
-300	11,711	(2,057)	-14.94%	34,810	4,147	13.52%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses for the first three-months of 2009 and 2008, respectively:

	Three months ended
	3/31/2009	3/30/2008
	($ in thousands)
ALLL balance, beginning of period	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (OBS) items*	262	267

ALLL balance, beginning of period, including OBS reserve	4,999	2,978
Loan charge-offs:
Commercial	(17)	—
Real estate	(442)	(30)
Installment and credit card	(8)	(12)

Total charge-offs	(467)	(42)
Recoveries of loans previously charged-off:
Commercial	—	—
Real estate	3	4
Installment and credit card	—	—

Total recoveries	3	4

Net charge-offs	(464)	(38)
Provision charged to expense	1,100	150

ALLL balance, end of year, prior to adjustment for off-balance sheet items	5,635	3,090
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”*	(182)	(211)

ALLL balance, end of year	$5,453	$2,879

Ratio of net charge-offs to average gross loans outstanding	-0.54%	0.05%

The provision for loan losses during the quarter ended March 31, 2009 was $1.1 million, which was a $950 thousand increase over the $150 thousand added to the provision for the same period in 2008. This increase was prompted both by continued growth in total loans and persistent credit quality issues related to the deteriorating economic conditions within the Bank’s market. As a result of several larger borrowers experiencing financial difficulties, management has decided to write down some loans and reserve for others, as appropriate. Management expects to continue to add to the allowance for loan losses as prudent and necessary throughout the remainder of 2009.

Net charge-offs for the quarter ended March 31, 2009 were $464 thousand, or 0.54% of average gross loans, compared to net charge-offs of $38 thousand, or 0.05% of average gross loans, for the first quarter of 2008. As a percentage of average loans outstanding during the first quarter, net charge-offs were higher than the five-year average of 0.25% that the Bank had previously experienced.

The allowance for loan losses at March 31, 2009 was 1.62% of period end gross loans compared to 0.98% at March 31, 2008. The substantial increase is the result of the large provision for loan losses allocated in the fourth quarter of 2008 and in the first quarter of 2009. Management believes that a significant increase in the loan loss provision was warranted because of deteriorating economic circumstances and evidence of higher evaluated risk in the portfolio. Management also wrote down or charged off several loans due to the perceived additional risk associated with the specific loans.

At March 31, 2009 the allowance for loan losses as a percentage of nonperforming assets was 33% compared to 447% at March 31, 2008. The level of nonaccrual loans and foreclosed assets has increased significantly over the past year.

The following table details the allocation of balances in the reserve for loan losses, by category:

	March 31, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
Construction and land development	$1,861	33.0%	$1,293	25.9%
Secured by farmland	3	0.1%	9	0.2%
Home equity loans	185	3.3%	205	4.1%
Revolving loans secured by 1-4 family residential	130	2.3%	18	0.4%
Secured by multi-family residential	46	0.8%	151	3.0%
Secured by non-farm, non-residential real estate	1,068	19.0%	1,277	25.5%
Commercial and industrial loans	1,641	29.1%	1,448	29.0%
Loans to individuals	264	4.7%	138	2.8%
Credit card loans	33	0.6%	37	0.7%
All other loans and leases	1	0.0%	3	0.1%
Mortgage loans held for sale	1	0.0%	1	0.0%
Commitments under lines/letters of credit	182	3.2%	262	5.2%
Supplementary allowance/non-specific factors	220	3.9%	157	3.1%

	$5,635	100.0%	$4,999	100.0%

Classified and criticized loans are individually analyzed, at least quarterly, to determine loss exposure. Allocated reserves related to classified and criticized loans, which includes impaired loans, are specifically identified. When a loss on a loan is identified as probable, the loan is immediately written down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and other real estate owned for the periods covered in this report:

	March 31,
	2009	2008
	($ in thousands)
Loans accounted for on a nonaccrual basis	$13,956	$423
Loans contractually past due 90 days or more as to interest or principal	—	2
Foreclosed assets	2,635	219

Total nonperforming assets	$16,591	$644

At March 31, 2009, nonperforming assets as a percentage of total assets was 4.16%, compared to 0.18% at March 31, 2008. This represents a decrease of $2.2 million from December 31, 2008. Of the approximately $14 million in nonaccrual loans, management believes $4.9 million is well protected by collateral and is expected to be paid in full. The Bank is proceeding with a workout agreement on a $1.5 million loan to a local borrower that is expected to bring the loan current in six months. Three loans totaling $2.5 million are in the process of foreclosure and the collateral is expected to cover substantially all of the outstanding balance. Allocations of the loan loss reserve have been specifically made to cover any deficiency of collateral. The remaining $5.1 million in nonaccrual loans is in various stages of collection or legal action. In all cases, there is some collateral protection for the loans. Action plans are aggressively established and are monitored to ensure progress is being made. Individual loans have been carefully analyzed for risk of loss and specific reserves have been established to protect the Bank.

The $2.6 million in foreclosed assets represents five single-family homes. Three of the homes are attractively priced and are currently listed with a realtor. Management believes these three homes can be successfully marketed in the next six months with no additional loss. One of the remaining homes is a high-end property where construction is substantially complete. The majority of the exposure on this loan has been sold to a participating bank. The final property is under contract for sale “as is” and is expected to close, with no additional loss, in about 60 days.

Non-Interest Income

Non-interest income for the first quarter-ended March 31, 2009 was $825 thousand, an increase of $264 thousand, or 47.1%, from the same period in 2008. The increase in non-interest income from 2008 to 2009 was primarily a result of increased net charges on non-sufficient funds checks and increased interchange income earned from ATM and debit card fees. These service charges increased $68 thousand, or 28.7%, year-over-year. The Bank also received life insurance proceeds from the death of a key employee that contributed $145 thousand to non-interest income during the quarter.

Non-Interest Expense

For the three-months ended March 31, 2009, non-interest expense was $3.31 million, an increase of $355 thousand, or 12.0%, over the same period in 2008. Year-over-year, the largest increase in non-interest expense was in other operating expenses, which were $228 thousand higher in 2009 than in 2008. Most of the increase in this category was due to higher FDIC insurance premiums, professional fees and costs associated with foreclosures and troubled credits, and consulting on process improvements. FDIC insurance premiums increased by $66 thousand year-over-year, due to the fact that the Bank has fully utilized any credits that it previously was able to apply to insurance premiums, and because of an increase in the amount of insurable deposits. Occupancy and equipment expense in 2009, including depreciation expense, was $102 thousand higher than in the same quarter of the previous year and is, for the most part, the result of adding two branches to the Bank’s branch network. The remainder of the increase in non-interest expense is a result of other costs associated with growth in the Bank’s assets and an increase in the number of Bank customers. Management expects that non-interest expenses will continue to be higher during 2009 than they were during 2008 because of the addition of branches and higher FDIC insurance premiums.

BALANCE SHEET

Loans

At March 31, 2009, the Bank reported $334.8 million in net loans, including loans-held-for-sale, an increase of $43.1 million, or 14.8%, compared to March 31, 2008 and a decrease of $636 thousand, or 0.2%, compared to December 31, 2008.

In-house net loan production has slowed dramatically over the past few quarters and the aggregate loan portfolio as of March 31, 2009 declined for the first time in several years. The Bank is no longer seeking to buy loans from other banks and the Bank is also discouraging its loan officers from originating new loans for land development, speculative construction and non-owner occupied commercial real estate. Loan growth for 2009 is budgeted at $20 to $30 million, a much lower rate of growth compared to prior years.

There is continued pressure on pricing in the Bank’s local market area, especially for those loans considered to be the most profitable. The Bank, like many other banks, is setting floors on variable rate lines of credit and overall this has helped to improve the Bank’s interest income despite a slight decrease in total loans. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less.

Much of the Bank’s current lending efforts are directed to the administration of the existing portfolio including the extra demands of managing an increasing level of problem loans. The most experienced loan officers are being asked to shoulder increasing workloads related to substandard loans.

The Bank also has plans to seek independent reviews of significant problem loans to help ensure that all possible alternatives for resolution are being considered. Despite overall weaknesses in the marketplace, management is beginning to see evidence that its workout efforts are making some progress. Examples of successful loan resolutions have included: a single family residence that was sold at over 90% of appraised value after being held in foreclosed assets for over a year and the sale of four of seven homes from a failed builder prior to foreclosure. In addition, one of the current foreclosed properties was placed under contract within two weeks of foreclosure. We expect that the next 90 days will reflect continued progress.

Securities

As of March 31, 2009, the Bank had $13.3 million in securities classified as available for sale and $9.5 million in securities classified as held to maturity. Most of these securities have been pledged as collateral for various funding sources, including: public deposits from the states and municipalities of Washington and Idaho; the Bank’s repurchase account program; the Federal Reserve’s Treasury, Tax and Loan deposit account; and U.S. Bankruptcy Trustees’ deposit accounts. Except for one corporate bond with a fair value of $409 thousand, all of the securities are obligations of the Treasury Department, U.S. Agencies or, in the held to maturity portfolio, municipal governments. The securities portfolio decreased in size by approximately $6.5 million from the same period last year as the funds were redeployed into higher yielding loans.

Deferred Tax Asset

As of March 31, 2009, the Bank had a recorded deferred tax asset of $464 thousand compared to a deferred tax asset of $444 thousand at December 31, 2008. The change in the deferred tax asset was due to a decrease in the fair market value of the Bank’s available for sale securities portfolio. A decrease in the fair market value of the available for sale securities portfolio, when compared to book value of $58 thousand, resulted in a $20 thousand increase in the Bank’s deferred tax assets for the quarter.

Deposits

As of March 31, 2009, the Bank reported $331.4 million in deposits; this is an increase of $15 million and $42 million, or 4.9% and 14.5%, compared to the deposits reported as of December 31, 2008 and March 31, 2008, respectively. Overall deposit growth for the first three months of 2009 was slightly less than in previous periods with savings accounts essentially flat, demand deposits growing $22 million or 46.1%, and time certificates of deposit (“CDs”) decreasing by about $5 million or 2.8% from the amounts recorded as of December 31, 2008.

The growth in the demand deposits appears to be a continuation of increased customer confidence following the Bank’s participation in the temporary unlimited guarantee of funds in non-interest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). For participating FDIC-insured institutions, the Transaction Account Guarantee Program amended FDIC deposit insurance coverage for non-interest-bearing transaction accounts to 100% of the account balance. The Transaction

Account Guarantee Program is set to expire on December 31, 2009. The decrease in CD balances was primarily attributable to the Bank allowing certain brokered deposits to mature due to their relative cost and because the CDs were not needed to fund loan growth.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates paid to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity; particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first quarter of last year, the Bank has been successful in repricing CDs as they renew and has reduced the Bank’s average cost by over 100 basis points since March 31, 2008.

Junior Subordinated Debentures

The Company had $5.16 million in junior subordinated debentures at March 31, 2009; most of the proceeds have been invested in Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that is fixed through June 30, 2010. As of March 31, 2009, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K, as filed with the SEC on March 27, 2009.

Capital Resources of the Company

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the sale of new stock, including the exercise of stock options, and decreases as a result of the payment of dividends, the repurchase of outstanding shares, and operating losses. Stock dividends do not affect capital. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain risk-based capital levels of 10% of total risk-based assets. At March 31, 2009, the Bank’s total capital to risk weighted assets was 12.51%, compared to 11.02% at March 31, 2008. This is about a 2% increase over the ratio reported at December 31, 2008 and reflects the investment of $10.5 million through the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury Department in February 2009.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of the cash dividend paid per share by $0.02. The annual cash dividend per share declared and paid in 2008 was $0.20. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. In April 2009, the Board decided to defer any decision on whether to pay a dividend this year until later in the year.

Over the next several years, the Company projects that earnings retention and existing capital will be sufficient to fund reasonable asset growth and shareholder dividends, while maintaining a well-capitalized designation from the FDIC. If asset growth resumes, the Company will consider implementing a program of growth restraint or other options available to enhance capital, including shareholder rights offerings, private placements or a public offering, as appropriate.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2009, the Bank had $66.5 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 5 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At March 31, 2009, the Bank had issued $4.1 million in letters of credit.

The Bank also has internal guidance lines of credit established for certain borrowers, primarily in the residential construction industry. These guidance lines are not contractual commitments to extend credit, and may be terminated by the Bank for any reason without any obligation to the borrower. These lines provide the Bank’s lending officers with limits on future extensions of credit that may be made to certain borrowers. The Bank uses the same credit policies in establishing internal guidance lines as it does for other credit products. The Bank has seldom, if ever, had to cancel a guidance line.

LIQUIDITY

Liquidity is the term used to refer to the Bank’s ability to meet its financial commitments. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan payments received. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and certain time deposits with balances under FDIC-insured limits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has been associated with pricing rather than with availability. FHLB borrowings, and unsecured overnight Federal Reserve funds are referred to as alternative funding sources.

The primary ongoing funding needs of the Company, separate from the Bank, include debt service on junior subordinated debentures and dividends on preferred stock. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank generates funds by using its certificate of deposit rates on a national listing service. Public funds are another source of deposits and are typically received from the states of either Washington or Idaho. Public funds are stable, and are generally deposited with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds. Recent Washington State regulations will require the Bank to collateralize any uninsured State funds with investments representing 100% of the uninsured balance by July 1, 2009. As of March 31, 2009, the Bank had uninsured Washington State public funds totaling $3.96 million. Holding deposits of the State of Washington exposes the Bank to the risk of loss should another Washington State depository institution fail, assuming that failure results in a loss to the State. In the event that a bank failure results in a loss to the State of Washington, the remaining depositories holding State funds will be assessed a certain amount to help cover that loss; the exposure can be as much as 10% of the State deposits held by an approved depository institution. The Company is currently taking steps to limit its exposure to public fund losses, although there can be no guarantee that the Company will be successful at limiting such exposure.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009. The FDIC also implemented a

Transaction Account Guarantee Program, which provides for full FDIC coverage for non-interest-bearing transaction accounts and transaction accounts paying less than 0.50% interest, regardless of dollar amounts. The Bank elected to participate in this program.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and anticipated liquidity needs. At March 31, 2009, the Company had approximately $36.5 million of funds available on its FHLB line and $8.2 million of funds available on its federal funds lines with correspondent banks. The available lines at March 31, 2009 are lower than that reported in previous periods due to the cancellation or reduction of approximately $16.4 million in credit.

The Company can also increase its amount of brokered deposits. However, if the Bank were to become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At March 31, 2009, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its depositors’ needs.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of the Company;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

•	the financial condition of the Company’s borrowers and lenders;

•	the Company’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and

•	The Company’s success at managing the risks involved in the foregoing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2009, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

Changes in Internal Controls

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject, other than ordinary routine litigation incidental to the business of banking. No material loss is expected from any such pending claims or lawsuits.

Item 1A.	Risk Factors.

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2008. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Holly A. Austin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Austin, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 12, 2009	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: May 12, 2009	/s/ Holly A. Austin
Holly A. Austin
Chief Financial Officer