Form 10-Q
period 2009-06-30
NORTHWEST BANCORPORATION INC
filed 2009-08-14
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant has a single class of common stock, of which there were 2,376,539 shares issued and outstanding as of August 1, 2009.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$7,175	$9,363
Federal funds sold/interest bearing balances at other financial institutions	3,750	2,050
Securities available for sale (amortized cost of $11,592 and $18,299, respectively)	11,951	18,722
Securities held to maturity (fair value of $9,652 and $7,735, respectively)	9,452	7,512
Federal Home Loan Bank stock, at cost	1,261	1,106
Loans receivable, net of allowance for loan losses of $4,425 and $4,737, respectively	331,912	334,305
Loans held for sale	5,002	1,132
Accrued interest receivable	1,419	1,531
Foreclosed real estate and other repossessed assets	4,134	1,703
Premises and equipment, net	16,696	16,598
Bank owned life insurance	3,609	3,691
Other assets	2,692	2,518

TOTAL ASSETS	$399,053	$400,231

LIABILITIES
Noninterest bearing demand deposits	$64,374	$46,900
Money market accounts	27,245	29,924
NOW accounts	17,316	14,278
Savings accounts	40,688	38,363
Time certificates of deposit, $100,000 and over	80,329	86,145
Time certificates of deposit, under $100,000	100,117	100,444

TOTAL DEPOSITS	330,069	316,054

Securities sold under agreement to repurchase	616	22,101
Federal funds purchased	—	3,465
Borrowed funds	23,875	23,382
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	771	837
Other liabilities	1,871	1,719

TOTAL LIABILITIES	362,956	373,312

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	9,953	—
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	586	—
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,372,446 on June 30, 2009 and 2,367,246 on December 31, 2008	23,252	23,211
Retained earnings	2,069	3,429
Accumulated other comprehensive income, net of tax effect of $(122) for 2009 and $(144) for 2008	237	279

TOTAL SHAREHOLDERS’ EQUITY	36,097	26,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$399,053	$400,231

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,316	$5,343	$10,446	$10,719
Interest on securities	228	308	474	687
Interest on federal funds sold	1	15	4	90

Total interest income	5,545	5,666	10,924	11,496

Interest expense:
Interest on deposits	1,780	2,185	3,698	4,509
Interest on securities sold under agreement to repurchase	1	49	7	148
Interest on borrowed funds	287	254	599	451

Total interest expense	2,068	2,488	4,304	5,108

Net interest income	3,477	3,178	6,620	6,388

Provision for loan losses	1,800	225	2,900	375

Net interest income after provision for loan losses	1,677	2,953	3,720	6,013

Noninterest income:
Fees and service charges	400	317	705	554
Net gain from sale of loans	209	125	366	259
Other noninterest income	255	216	618	406

Total noninterest income	864	658	1,689	1,219

Noninterest expense:
Salaries and employee benefits	1,670	1,639	3,400	3,344
Occupancy and equipment	343	276	664	567
Depreciation and amortization	249	176	494	349
Other operating	1,629	796	2,641	1,580

Total noninterest expense	3,891	2,887	7,199	5,840

(Loss) income before income taxes	(1,350)	724	(1,790)	1,392
Income tax (benefit) expense	(504)	226	(688)	454

Net (loss) income	$(846)	$498	$(1,102)	$938

Preferred stock dividends	145	—	219	—
Preferred stock discount accretion, net	26	—	39	—

Net (loss) income applicable to common shares	$(1,017)	$498	$(1,360)	$938

Earnings (loss) per common share - basic	$(0.43)	$0.21	$(0.57)	$0.40
Earnings (loss) per common share - diluted	$(0.43)	$0.21	$(0.57)	$0.39
Weighted average shares outstanding - basic	2,370,732	2,365,433	2,368,998	2,365,433
Weighted average shares outstanding - diluted	2,370,732	2,380,297	2,368,998	2,384,472

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Loss
Balance, December 31, 2007	$27,346	$0	$23,039	$4,178	$129
Net loss	(275)			(275)		$(275)
Stock issued to directors	69		69
Equity-based compensation expense, net	103		103
Cash dividend ($0.20 per share)	(474)			(474)
Change in unrealized gain on securities available for sale, net of taxes	150				150	150

Comprehensive loss						$(125)

Balance December 31, 2008	26,919	0	23,211	3,429	279
Net loss	(1,102)			(1,102)		(1,102)
Stock issued to directors	22		22
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(219)			(219)
Accretion of preferred stock discount, net	0	39		(39)
Equity-based compensation expense, net	19		19
Change in unrealized gain on securities available for sale, net of taxes	(42)				(42)	(42)

Comprehensive loss						$(1,144)

Balance, June 30, 2009	$36,097	$10,539	$23,252	$2,069	$237

Disclosure of 2009 reclassification amount:
Net change in unrealized holding gains on available for sale securities	$(73)
Reclassification adjustment for net gains realized in income	9

Net change in unrealized gains	(64)
Tax effect	22

Net of tax amount	$(42)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,102)	$938
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Provision for loan losses	2,900	375
Depreciation and amortization	494	349
Net (increase) decrease in loans held for sale	(3,870)	1,874
Net (increase) decrease in bank owned life insurance	82	(65)
Net (gain) loss on sale of foreclosed real estate and other repossessed assets	246	(1)
Equity-based compensation expense	19	52
Change in assets and liabilities:
Accrued interest receivable	112	47
Other assets	(152)	(57)
Interest payable	(66)	(219)
Other liabilities	79	69

Net cash (used) provided by operating activities	(1,258)	3,362

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold/interest bearing balances at other financial institutions	(1,700)	3,302
Net decrease in investment securities	4,767	13,033
Purchases of FHLB stock	(155)	—
Net increase in loans	(4,017)	(41,347)
Purchase of premises and equipment, net of gain or loss on asset disposal	(592)	(3,697)
Proceeds from sale of foreclosed real estate and other repossessed assets	833	7

Net cash used by investing activities	(864)	(28,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,015	26,052
Net decrease in securities sold under agreement to repurchase	(21,485)	(10,405)
Net decrease in federal funds purchased	(3,465)	—
Repayment of borrowed funds	(4,507)	—
Proceeds from issuance of borrowed funds	5,000	—
Proceeds from issuance of preferred stock	10,500	8,588
Proceeds from issuance of common stock	22	69
Cash dividend paid	(146)	(474)

Net cash (used) provided by financing activities	(66)	23,830

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,188)	(1,510)
Cash and cash equivalents, beginning of year	9,363	8,155

Cash and cash equivalents, end of period	$7,175	$6,645

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$4,370	$5,327

Income taxes	$—	$313

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$(42)	$(51)

Acquisition of real estate and other repossessed assets in settlement of loans	$3,510	$293

Preferred stock dividend accrued and paid in subsequent period	$73	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through August 14, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made.

NOTE 2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquire, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) applies prospectively to business combinations entered into by the Company on or after January 1, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position, but could have a material effect depending on the Company’s future level of business combinations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to require an explanation of how and why an entity uses derivative instruments, as well as how derivative instruments and related hedged items are accounted for. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires unvested share-based payment awards with rights to receive nonforfeitable dividends be considered participating securities and requires entities to apply the two-class method of computing earnings per share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008, to be applied retrospectively. The adoption of this standard did not have a material effect on the Company’s financial statements or earnings per share.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of this standard did not have a material effect on the company’s financial statements.

In June 2009, the FASB issues SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, which is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 defines a new hierarchy for U.S. generally accepted accounting principles and establishes the FASB Accounting Standards Codification as the authoritative guidance to be applied by nongovernmental entities. The adoption of SFAS No. 168 will change the manner in which U.S. generally accepted accounting principle guidance is referenced, but it will not have any impact on our financial position or results of operations.

NOTE 3. Stock-Based Compensation

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

	Number of shares	Weighted average fair value
Outstanding, December 31, 2007	14,973	$16.41
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, December 31, 2008	14,973	$16.41
Granted	—	—
Forfeited	(2,275)	16.53
Exercised	—	—

Outstanding, June 30, 2009	12,698	$16.39

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

The number of stock options outstanding and exercisable as of June 30, 2009 is as follows:

	Number of shares	Weighted- average exercise price
Outstanding options, December 31, 2008	112,364	$10.06
Granted	0	0
Exercised	0	0
Forfeited	(2,100)	17.41

Outstanding options, June 30, 2009	110,264	$9.92

Options exercisable, June 30, 2009	102,029

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

NOTE 4. Securities

Most securities held by the Bank are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on sales of available for sale securities are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity, any remaining premium or discount is reported as noninterest income. There were no securities sold in the six month periods ending June 30, 2009 and 2008; consequently, there were no gains or losses included in noninterest income due to the sale of securities. Some securities were called prior to maturity during the six month period ended June 30, 2009 and 2008; remaining net discounts on those securities resulted in $9 thousand and $18 thousand in noninterest income for that period, respectively.

The amortized cost of securities and their approximate fair values at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$2,501	$74	$0	$2,575
U.S. treasury securities	3,000	—	—	3,000
Corporate debt obligations	500	—	20	480
Mortgage backed securities	5,591	305	—	5,896

	$11,592	$379	$20	$11,951

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$8,491	$155	$0	$8,646
U.S. treasury securities	2,998	2	—	3,000
Corporate debt obligations	500	—	18	482
Mortgage backed securities	6,310	284	—	6,594

	$18,299	$441	$18	$18,722

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities held to maturity:
State and municipal securities	$9,452	$230	$30	$9,652

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities held to maturity:
State and municipal securities	$7,512	$229	$7	$7,734

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
Corporate debt obligations	$0	$0	$480	$20	$480	$20
State and municipal securities	1,441	30	—	—	1,441	30

	$1,441	$30	$480	$20	$1,921	$50

	December 31, 2008
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
Corporate debt obligations	$—	$—	$482	$18	$482	$18
State and municipal securities	246	7	—	—	246	7

	$246	$7	$482	$18	$728	$25

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2009, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At June 30, 2009, eight securities have unrealized losses.

At June 30, 2009, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Scheduled maturities of securities held to maturity and securities available for sale at June 30, 2009, are as follows:

	Held to maturity		Available for sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$100	$100	$4,000	$4,037
Due from one year to five years	2,471	2,544	1,501	1,538
Due from five to then years	5,608	5,720	500	480
Due after ten years	1,273	1,288	—	—
Mortgage backed securities	—	—	5,591	5,896

	$9,452	$9,652	$11,592	$11,951

At June 30, 2009, securities with an amortized cost of $20.1 million were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $20.7 million at June 30, 2009.

NOTE 5. Loans

Loan detail by category is as follows:

	June 30, 2009	December 31, 2008
	($ in thousands)
1-4 family and multi-family real estate	$45,642	$41,453
Commercial real estate	137,394	131,597
Commercial construction	45,896	53,039
Commercial non-real estate	61,200	65,656
Land and land development	36,853	37,927
Consumer	10,189	10,316

	337,174	339,988
Allowance for loan losses	(4,425)	(4,737)
Net deferred loan fees	(837)	(946)

	$331,912	$334,305

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

	Six months ended
	6/30/2009	6/30/2008
	($ in thousands)
Balance, beginning of period	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (“OBS”) items	262	267

Balance, beginning of period, including OBS reserve	4,999	2,978
Provision for loan losses	2,900	375
Loan charge-offs	(3,316)	(49)
Loan recoveries	9	17

Balance, end of period, prior to adjustment for OBS items	4,592	3,321
Reclassification of OBS reserve to “Other liabilities”	(167)	(96)

Balance, end of period	$4,425	$3,225

NOTE 7. Borrowed Funds

Borrowed funds consist of the following:

	6/30/2009	12/31/2008
	($ in thousands)
Federal Home Loan Bank (“FHLB”) advances	$23,875	$20,490
Other borrowed funds	—	2,892

	$23,875	$23,382

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

	June 30, 2009		December 31, 2008
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$33,159	$—	$35,033	$—
Pacific Coast Bankers Bank	10,000	—	10,000	3,465
Zions Bank	100	—	5,000	—
Key Bank	—	—	10,000	—
U.S. Bank	—	—	1,500	—

During the first quarter of 2009, KeyBank and U.S. Bank cancelled the Bank’s operating lines of credit. In addition, Zions Bank reduced the Bank’s line of credit from $5 million to $100 thousand.

NOTE 8. Capital Lease Liability

The capital lease liability outstanding on June 30, 2009 and December 31, 2008 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net,” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 9. Material Contract

In the third quarter of 2006, the Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty-percent. Expenses related to the agreement are recognized as “Other operating” expense.

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

In July of 2009, the Bank entered into an agreement to build a new branch office, to be located in Spokane Valley, Washington. Pursuant to the construction contract, the Bank has agreed to pay $1.2 million to build the new office, not including sales tax and subject to any change orders that may occur during the course of construction.

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

The following table presents a summary of trust preferred securities at June 30, 2009 and December 31, 2008:

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

NOTE 12. Fair Value Measurements

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). The Statement provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. Statement 157 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. The level of a financial instrument within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurement Level
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale	$11,951	$3,000	$8,951	$—

Certain financial assets are measured at fair value on a non-recurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at June 30, 2009, and the total loss recognized as a result of fair value adjustments for the six months ended June 30, 2009:

		Fair Value Measurement Level			Six months ended 6/30/2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3	Total Loss
	($ in thousands)
Impaired loans	$11,014	$—	$—	$11,014	$—
Foreclosed real estate and other repossessed assets	4,134	—	—	4,134	300

The following methods and significant assumptions were used to estimate fair values:

Securities available for sale. The fair values of securities available for sale are generally measured using information from a third-party pricing service. If quoted prices are available in an active market, securities are classified as Level 1 measurements and include Treasury Department securities. If quoted prices in active markets are not available, fair values are estimated using pricing models (quoted prices of securities with similar characteristics or discounted cash flows) and classified as Level 2 measurements.

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

The estimated fair values of the Bank’s financial instruments are summarized below.

	June 30, 2009		December 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and cash equivalents	$7,202	$7,202	$11,403	$11,403
Federal funds sold	3,723	3,723	11	11
Securities available for sale	11,951	11,951	18,722	18,722
Securities held to maturity	9,452	9,652	7,512	7,735
Federal Home Loan Bank stock	1,261	1,261	1,106	1,106
Loans and loans held for sale, net	336,914	337,364	335,437	340,478
Bank owned life insurance	3,609	3,609	3,691	3,691
Financial Liabilities:
Deposits	330,069	329,699	316,054	318,961
Securities sold under agreements to repurchase	616	616	22,101	22,101
Federal funds purchased	—	—	3,465	3,465
Borrowed funds	23,875	24,352	23,381	24,025
Junior subordinated debentures	5,155	5,070	5,155	5,126

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and federal funds sold: The carrying amount approximates fair value because of the short maturity of these investments.

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

Borrowed funds and junior subordinated debentures: The fair values of the Bank’s long-term debt and junior subordinated debentures are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Loan commitments and letters of credit: Fair values of commitments are estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of counterparties. The difference between the carrying value of commitments to fund loans or standby letters of credit and their fair values are not significant and, therefore, not included in the table above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Northwest Bancorporation, Inc. (the “Company”) is a bank holding company headquartered in Spokane, Washington, and was incorporated in 1991 under the laws of the State of Washington. The Company’s wholly-owned subsidiary, Inland Northwest Bank (the “Bank”), is a Washington state-chartered bank, through which substantially all business is conducted. The Bank offers a broad range of banking services to businesses and consumers throughout Spokane County, Washington, and Kootenai County, Idaho.

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

Results of Operations

Summary

The Company reported a net loss of $1.10 million for the six months ended June 30, 2009, compared to net income of $938 thousand for the comparable period in 2008. The decline in operating results compared to the first six months of 2008 is largely attributable to an increase in the provision for loan losses. The provision for loan losses was $2.90 million for the six months ended June 30, 2009, representing an increase of $2.52 million from the same period in 2008. This increased provision for loan losses reflects a higher level of nonperforming loans, delinquencies and net charge-offs.

During the first six months of 2009, total assets decreased $1.2 million or 0.3% and total gross loans decreased $2.8 million or 0.8%; deposits grew $14.0 million or 4.4% during the same period.

The table below summarizes the Company’s financial performance for the six months ended June 30, 2009 and 2008:

Financial Highlights

	Six months ended June 30,
	2009	2008	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$10,924	$11,496	-5.0%
Interest expense	4,304	5,108	-15.7%

Net interest income	6,620	6,388	3.6%
Provision for loan losses	2,900	375	673.3%

Net interest income after provision for loan losses	3,720	6,013	-38.1%
Noninterest income	1,689	1,219	38.6%
Noninterest expense	7,199	5,840	23.3%

(Loss) income before income taxes	(1,790)	1,392	-228.6%
Income tax (benefit) expense	(688)	454	-251.5%

Net (loss) income	$(1,102)	$938	-217.5%

Share Data:
Basic earnings (loss) per common share	$(0.57)	$0.40
Diluted earnings (loss) per common share	$(0.57)	$0.39

Selected Ratios:
Return on average assets	-0.55%	0.53%
Return on average equity	-7.00%	6.72%
Net interest income to average earning assets	3.59%	3.85%
Efficiency ratio	86.64%	76.77%
Noninterest income to average assets	0.85%	0.69%
Noninterest expense to average assets	3.61%	3.29%
Ending shareholders’ equity to average assets	9.06%	7.75%
Nonperforming loans to gross loans	4.50%	0.85%
Allowance for loan losses to gross loans	1.31%	0.95%

Net Interest Income

The principal component of the Bank’s revenues is net interest income. Net interest income is the difference between interest income derived from earning assets, primarily loans and investment securities, and interest expense associated with interest bearing liabilities, primarily deposits, securities sold under agreement to repurchase and borrowed funds. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

The following table presents an analysis of the Bank’s net interest income and net interest margin for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$341,891	$10,446	6.11%	$295,828	$10,719	7.25%
Taxable investments	14,372	310	4.31%	21,882	531	4.85%
Nontaxable investments [3]	8,740	164	3.75%	7,309	152	4.16%
FHLB stock	1,140	—	0.00%	674	4	1.19%
Federal funds sold & interest-bearing deposits with banks	3,013	4	0.27%	6,244	90	2.88%

Total interest earning assets	369,156	10,924	5.92%	331,937	11,496	6.93%
Less reserve for probable loan losses	(5,227)			(2,890)
Cash and due from banks	8,085			7,305
Other non-earning assets	26,412			19,143

Total assets	$398,426			$355,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	14,380	31	0.43%	14,386	60	0.83%
Money market accounts	29,583	122	0.82%	32,390	301	1.86%
Savings accounts	41,550	270	1.30%	24,675	272	2.20%
Time certificates of deposit	182,992	3,275	3.58%	169,670	3,876	4.57%

Total interest bearing deposits	268,505	3,698	2.75%	241,121	4,509	3.74%
Securities sold under repurchase agreements	4,840	7	0.29%	19,070	148	1.55%
Borrowed funds	22,666	444	3.92%	12,045	295	4.90%
Junior subordinated note [4]	5,155	155	6.01%	5,155	156	6.05%

Total borrowed funds	32,661	606	3.71%	36,270	599	3.30%

Total interest bearing liabilities	301,166	4,304	2.86%	277,391	5,108	3.68%
Demand deposits	60,375			46,163
Other liabilities	5,377			4,032
Shareholders’ equity	31,508			27,910

Total liabilities and shareholders’ equity	$398,426			$355,496

Net interest income		$6,620			$6,388

Net interest spread			3.06%			3.25%

Net interest income to average earning assets (margin)			3.59%			3.85%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $314 thousand and $330 thousand is included in loan interest income for 2009 and 2008, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Interest income on earning assets for the six months ended June 30, 2009 was $10.9 million representing a decrease of $572 thousand, or 5.0%, compared to $11.5 million for the same period in 2008. Interest expense on interest bearing liabilities for the six months ended June 30, 2009 was $4.3 million representing a decrease of $804 thousand, or 15.7%, compared to $5.1 million for the same period in 2008. The decrease in interest income occurred despite a $37.2 million increase in average interest earning assets, and the decrease in interest expense occurred despite a $23.8 million increase in average interest bearing liabilities. The decrease in both interest income and interest expense reflect the effects of a decreasing interest rate environment. Also contributing to the decline in interest income are higher levels of nonperforming assets, including nonaccrual loans for which accrued interest is reversed upon reaching nonperforming status.

Loans, the highest yielding component of earning assets, represented 92.6% of average earning assets at June 30, 2009, compared to 89.1% at June 30, 2008. The average yield on loans declined 114 basis points to 6.11% for the first six months of 2009 from 7.25% for the comparable period in 2008, primarily as a result of decreases in the Prime Rate, a key index to which a majority of our loan rates are tied. During the first six months of 2009, the average Prime Rate was 3.25% compared to 5.66% during the same time last year. The increase in nonaccrual loans has also had a negative impact on the average loan yield.

The percentage of average interest earning assets funded by average interest bearing liabilities decreased to 81.6% during the first half of 2009, compared to 83.6% for the same period in 2008. Deposits represented 89.2% of average interest bearing liabilities at June 30, 2009, compared to 86.9% at June 30, 2008. The cost of interest bearing funds for first six months of 2009 decreased 82 basis points to 2.86% from 3.68% during the same period last year.

Net interest income can be analyzed in terms of the impact of changing rates and changing volume. The following table sets forth the effect which varying levels of interest earning assets and interest bearing liabilities and applicable rates have had on changes in net interest income for the periods presented:

	Six months ended June 30, 2009 vs. 2008 Increase (decrease) due to changes in:
	Volume	Rate	Total
	($ in thousands)
Interest earning assets
Loans	$3,088	$(3,361)	$(273)
Securities	(118)	(95)	(213)
Fed funds sold/interest-bearing balances	(31)	(55)	(86)

Total interest earning assets	2,939	(3,511)	(572)
Interest bearing liabilities
NOW accounts	—	(29)	(29)
Money market accounts	(24)	(155)	(179)
Savings accounts	(5)	3	(2)
Time certificates of deposit	342	(943)	(601)
Securities sold under repurchase agreements	(67)	(74)	(141)
Borrowed funds	192	(44)	148

Total interest bearing liabilities	438	(1,242)	(804)

Total increase (decrease) in net interest income	$2,501	$(2,269)	$232

Net interest income for the six months ended June 30, 2009 improved $232 thousand, or 3.6%, to $6.6 million from $6.4 million for the six months ended June 30, 2008. The improvement in net interest income is a result of interest income decreasing $572 thousand, which was more than offset by an $804 thousand decrease in interest expense.

The annualized net interest margin was 3.59% for the first six months of 2009 compared to 3.85% for the corresponding period of 2008. The decrease in net interest margin from 2008 to 2009 is the result of greater decreases in yields on earning assets compared to the decreases in rates paid on deposits, repurchase accounts and borrowed funds.

The Bank anticipates that competition from other financial institutions and reduced loan demand will continue to place pressure on its net interest margin. Current Federal Reserve policy has resulted in a Prime Rate of 3.25% during the first half of 2009, and the pressure on net interest margin is expected to continue so long as the Federal Reserve maintains its Federal funds target at a rate that ranges from 0.0% to 0.25%. Nevertheless, with the additional capital received from the Treasury Department, the Bank has budgeted for modest loan growth in 2009, with a slight improvement in net interest income anticipated as a result of an expected reduction in rates paid on deposits.

Rate Shock

Presented in the table below are the results of an analysis of interest rate risk vulnerability performed using the Bank’s financial information as of June 30, 2009. Generally, the results of our analysis indicate that our exposure to interest rate volatility is within management’s target of no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% were modeled, while a decrease of 0.25% was modeled since the Federal Reserve’s current Target Discount Rate is 0.25% and cannot go lower than 0%. The results of the net interest income analysis performed as of June 30, 2009, are within guidelines established by the Bank’s Board of Directors, as shown in the table below.

It is management’s goal to limit the negative impact of a change in rates of plus or minus two hundred basis points to no more that twenty-five percent of the economic value of equity. Management therefore modeled rate increases of 1.00%, 2.00%, 3.00% and a decrease of 0.25%. The results of the economic value of equity analysis performed as of June 30, 2009, are presented in the table below to illustrate the estimated effect of changing rates on book value of equity and are within limits established by the Bank’s Board of Directors.

	June 30, 2009
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$14,843	$1,603	12.11%	$25,542	$(10,555)	-29.24%
+200	13,890	650	4.91%	28,040	(8,057)	-22.32%
+100	13,270	30	0.23%	31,567	(4,530)	-12.55%
Base	13,240	0	0.00%	36,097	0	0.00%
-25	13,232	(8)	-0.06%	37,270	1,173	3.25%

Compared to the results of a similar analysis performed on the Bank’s financial information as of June 30, 2008, presented below, the potential effect of a significant (+300) change in market rates of interest on net interest income has increased by 5.0%, while the potential effect on economic value of equity decreased by 7.6%. Results for both periods are within the established guidelines of the Bank’s Board of Directors.

	June 30, 2008
	Net Interest Income			Economic Value of Equity
Projected Interest Rate Scenario	Estimated Value	$ Change from Base	% Change from Base	Estimated Value	$ Change from Base	% Change from Base
	($ in thousands)
+300	$15,883	$1,052	7.09%	$24,433	$(6,759)	-21.67%
+200	15,613	782	5.27%	26,681	(4,511)	-14.46%
+100	15,294	463	3.12%	28,977	(2,215)	-7.10%
Base	14,831	0	0.00%	31,192	0	0.00%
-100	14,469	(362)	-2.44%	32,289	(1,097)	3.52%
-200	14,104	(727)	-4.90%	33,399	(2,207)	7.08%
-300	13,753	(1,078)	-7.27%	34,549	(3,357)	10.76%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses (“ALLL”) for the first six months of 2009 and 2008, respectively:

	Six months ended
	6/30/2009	6/30/2008
	($ in thousands)
ALLL balance, beginning of period	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (OBS) items*	262	267

ALLL balance, beginning of period, including OBS reserve	4,999	2,978
Loan charge-offs:
Commercial	(1,619)	—
Real estate	(1,684)	(31)
Installment and credit card	(13)	(18)

Total charge-offs	(3,316)	(49)
Recoveries of loans previously charged-off:
Commercial	1	—
Real estate	7	14
Installment and credit card	1	3

Total recoveries	9	17

Net charge-offs	(3,307)	(32)
Provision charged to expense	2,900	375

ALLL balance, end of year, prior to adjustment for off-balance sheet items	4,592	3,321
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”*	(167)	(96)

ALLL balance, end of year	$4,425	$3,225

Ratio of net charge-offs to average gross loans outstanding for the period	0.97%	0.01%

The provision for loan losses during the six months ended June 30, 2009 was $2.9 million, which was a substantial increase of $2.5 million over the $375 thousand added to the provision for the same period in 2008. This increase was prompted both by continued growth in total loans and persistent credit quality issues related to the deteriorating economic conditions within the Bank’s market. As a result of several larger borrowers experiencing financial difficulties, management has decided to write down some loans and reserve for others, as appropriate. Management expects to continue to add to the allowance for loan losses as prudent and necessary throughout the remainder of 2009.

Net charge-offs for the six months ended June 30, 2009 were $3.3 million, or 0.97% of average gross loans, compared to net charge-offs of $32 thousand, or 0.01% of average gross loans, for the first six months of 2008. As a percentage of average loans outstanding during the first quarter, net charge-offs were significantly higher than the five-year average of 0.18% that the Bank had previously experienced.

The allowance for loan losses at June 30, 2009 was 1.31% of period end gross loans compared to 0.95% at June 30, 2008. The increase is the result of the large provision for loan losses allocated in the fourth quarter of 2008 and the first two quarters of 2009. Management believes that the increase in the loan loss provision was warranted because of deteriorating economic circumstances and evidence of higher evaluated risk in the portfolio. Management also wrote down or charged-off several loans due to the perceived additional risk associated with the specific loans.

At June 30, 2009 the allowance for loan losses as a percentage of nonperforming assets was 29% compared to 120% at June 30, 2008. The level of nonaccrual loans and foreclosed assets has increased significantly over the past year.

The following table details the allocation of balances in the reserve for loan losses, by category:

	June 30, 2009		December 31, 2008
	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
Construction and land development	$1,300	28.3%	$1,293	25.9%
Secured by farmland	3	0.1%	9	0.2%
Home equity loans	543	11.8%	205	4.1%
Revolving loans secured by 1-4 family residential	—	0.0%	18	0.4%
Secured by multi-family residential	36	0.8%	151	3.0%
Secured by non-farm, non-residential real estate	777	16.9%	1,277	25.5%
Commercial and industrial loans	1,115	24.3%	1,448	29.0%
Loans to individuals	233	5.1%	138	2.8%
Credit card loans	79	1.7%	37	0.7%
All other loans and leases	—	0.0%	3	0.1%
Mortgage loans held for sale	1	0.0%	1	0.0%
Commitments under lines/letters of credit	167	3.6%	262	5.2%
Supplementary allowance/non-specific factors	338	7.4%	157	3.1%

	$4,592	100.0%	$4,999	100.0%

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

The following table shows a summary of nonaccrual loans, loans past due 90 days or more and still accruing interest, and foreclosed assets for the periods covered in this report:

	June 30,
	2009	2008
	($ in thousands)
Loans accounted for on a nonaccrual basis	$11,014	$2,383
Loans contractually past due 90 days or more as to interest or principal	—	5

Foreclosed assets	4,134	293

Total nonperforming assets	$15,148	$2,681

At June 30, 2009, nonperforming assets as a percentage of total assets was 3.8%, compared to 0.7% at June 30, 2008. Nonperforming assets have decreased $3.7 million from December 31, 2008 as a result of sales and charge-offs. Of the approximately $11 million in nonaccrual loans, management believes $5.6 million is well protected by collateral and is expected to be paid in full.

The Bank is about eight months into a 12-month workout agreement on a $1.5 million loan to a local borrower that is expected to bring the loan current by the end of 2009.

Two participation loans purchased by the Bank have required substantial write-downs and reserves for additional risk. Management believes the risk of loss has been adequately recognized. However, even though a resolution is pending the situation remains volatile. The remaining 12 loans totaling about $2.1 million are in varying stages of foreclosure or negotiated workouts. For loans secured by real estate collateral, current appraisals have been obtained and the balances exposed to loss have been either written-off or an adequate reserve has been established. In most cases, there is some collateral protection and any anticipated shortfall in collateral has been factored into the loan loss provision.

All nonperforming loans and all other classified loans greater than $50 thousand are reviewed at least quarterly. Action plans are aggressively established and are monitored to ensure progress is being made. Individual loans have been carefully analyzed for risk of loss, and specific reserves have been established to protect the Bank from further loss.

The $4.1 million in foreclosed assets includes six single-family homes and six condos. Based on recent appraisals, three of the homes are priced at or below current market and are listed with a realtor. One of these three is under contract for sale and is expected to close by August 31, 2009. Management believes these three homes can be successfully marketed in the next six months without additional loss. In addition, the Bank also owns a high-end home that is also listed with a realtor. The majority of the exposure on this loan has been sold to a participating bank, and the balance written down to estimated fair market value less costs to sell.

Two additional high-end homes, together with eight building lots on a popular Northwest golf course, are also included in the Bank’s foreclosed assets; these loans originated as purchased participation loans. Even though the properties were priced conservatively based on an outside appraisal, there has been little or no sales activity. An updated appraisal indicates that the values have further deteriorated and an additional charge to earnings has been taken. The properties have been listed with a qualified realtor, but the weak local economy suggests a quick resolution is unlikely.

Six condos from a purchased participation loan have recently been added to the Bank’s foreclosed assets. The current appraisal suggests that the units are priced at or below market value.

The foreclosed assets’ total also includes nearly 50 building lots. Management believes these lots are priced at or below current market. Management continues to explore opportunities to liquidate the property with several realtors and investors, but believes it may take approximately a year or more to sell all of the lots.

Restructured loans, within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings,” were $435 thousand as of June 30, 2009. This represents an increase of $146 thousand from the $289 thousand reported at December 31, 2008. All of the restructured loans were contractually current as of June 30, 2009.

Noninterest Income

For the six months ended June 30, 2009, noninterest income was $1.7 million, an increase of $470 thousand, or 38.6%, from the same period in 2008. Fees and service charges on accounts increased $151 thousand or 27.3% primarily as result of increased charges on nonsufficient funds checks. The net gain from sale of loans is $107 thousand higher than the same period in 2008, largely due to an increased volume of mortgage loan refinancings that has more than offset the decline in income from new mortgage loan originations. Other noninterest income increased $212 thousand year-over-year and includes $145 thousand received during the first quarter of 2009 from life insurance proceeds from the death of a key employee; also contributing to the rise in other noninterest income are gains on sales of foreclosed assets totaling $54 thousand.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2009 was $7.2 million, an increase of $1.4 million or 23.3%, from the same period in 2008. Year-over-year, the largest increase in noninterest expense was in other operating expenses, which were $1.1 million higher in 2009 than in 2008. Included in other operating expenses are FDIC insurance premiums, which increased $335 thousand year-over-year as a result of higher insurable deposits, increases in assessment rates and the FDIC’s June 30th special assessment of $180 thousand. Also contributing to the increase in other operating expenses were $300 thousand in write downs of foreclosed assets, $153 thousand in higher legal expenses related to foreclosures and troubled credits as well as general increases in legal costs, and $168 thousand in higher professional consulting fees. Occupancy and equipment expense in 2009, including depreciation expense, was $242 thousand higher than the first six months of 2008 and is largely the result of branch expansion over the last year. The remainder of the increase in noninterest expense is a result of other costs associated with growth in the Bank’s assets and an increase in the number of Bank customers.

BALANCE SHEET

Loans

At June 30, 2009, the Bank reported $331.9 million in net loans, an increase of $16.5 million or 5.2%, compared to June 30, 2008, and a decrease of $2.4 million or 0.7%, compared to December 31, 2008.

In-house net loan production has slowed dramatically over the past two quarters. The Bank is no longer seeking to buy loans from other banks, and the Bank is also discouraging its loan officers from originating new loans for land development, speculative construction and non-owner occupied commercial real estate.

There is continued pressure on pricing in the Bank’s local market area, especially for those loans considered to be the most profitable. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped to improve the Bank’s interest income despite a slight reduction in total loans. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less.

Much of the Bank’s current lending efforts are directed to the administration of the existing portfolio including the extra demands of managing an increasing level of problem loans. The most experienced loan officers are being asked to shoulder increasing workloads related to substandard loans.

Despite overall weaknesses in the marketplace, management is beginning to see evidence that its workout efforts are making some progress. The Bank obtained an independent review of significant problem loans to help ensure that all possible alternatives for resolution are being considered. The consultant did not identify resolution alternatives for 90% of the number of loans reviewed. For the remaining 10% of the problem loans reviewed, the consultant offered modest recommendations that were not materially different from the alternatives already contemplated by the Bank.

Securities

As of June 30, 2009, the Bank had $12.0 million in securities classified as available for sale and $9.5 million in securities classified as held to maturity. Of these securities, $8.8 million have been pledged as collateral for various funding sources, including: public deposits from the states and municipalities of Washington and Idaho; the Bank’s repurchase account program; the Federal Reserve’s Treasury, Tax and Loan deposit account; and U.S. Bankruptcy Trustees’ deposit accounts. Except for one corporate bond with a fair value of $480 thousand, all of the securities are obligations of the Treasury Department, U.S. Agencies or, in the held to maturity portfolio, municipal governments. The securities portfolio decreased in size by approximately $2.0 million from the same period last year as the funds were redeployed into higher yielding loans.

Deposits

As of June 30, 2009, the Bank reported $330.1 million in deposits; this is an increase of $14.0 million and $31.5 million, or 4.4% and 10.5%, compared to the deposits reported as of December 31, 2008 and June 30, 2008, respectively.

Deposit growth for the six months ended June 30, 2009 was especially strong for demand deposit accounts for which balances increased $17.5 million or 37.3% during the period. This growth appears to be a continuation of increased customer confidence following the Bank’s participation in the temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). For participating FDIC-insured institutions, the Transaction Account Guarantee Program amended FDIC deposit insurance coverage for noninterest-bearing transaction accounts to 100% of the account balance. The Transaction Account Guarantee Program is set to expire on December 31, 2009.

Certificates of deposit (CD) balances declined $6.1 million or 3.3% during the six months ended June 30, 2009. This decrease was primarily attributable to the Bank allowing certain brokered deposits to mature due to their relative cost, and because the CDs were not needed to fund loan growth.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates paid to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity, particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first six months of last year, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost by nearly 100 basis points since June  30, 2008.

Junior Subordinated Debentures

The Company had $5.2 million in junior subordinated debentures at June 30, 2009; most of the proceeds have been invested in the Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that is fixed through June 30, 2010. As of June 30, 2009, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K, as filed with the SEC on March 27, 2009.

Capital Resources of the Company

Capital reflects the value of the shareholders’ investment in the Company. Capital can be increased through the retention of earnings and the sale of new stock, including the exercise of stock options, and decreases as a result of the payment of dividends, the repurchase of outstanding shares and operating losses. Stock dividends do not affect capital. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain capital levels of 10% of total risk-based assets. At June 30, 2009, the Bank’s total capital to risk weighted assets was 12.02% compared to 10.23% at June 30, 2008. This is an increase over the ratio of 10.46% reported as of December 31, 2008 and reflects the Company’s investment of $7 million in the Bank, which was part of the proceeds received from the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury Department in February 2009.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of the cash dividend paid per share by $0.02. The annual cash dividend per share declared and paid in 2008 was $0.20. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. In April 2009, the Board decided to defer any decision on whether to pay a dividend this year until later in the year. The Company intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2009, the Bank had $58.6 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 4 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At June 30, 2009, the Bank had issued $4.1 million in letters of credit.

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

LIQUIDITY

Liquidity is the term used to refer to the Bank’s ability to meet its financial commitments. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan payments received. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and certain time deposits with balances under FDIC-insured limits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has been associated with pricing rather than with availability. FHLB borrowings and unsecured overnight Federal Reserve funds are referred to as alternative funding sources.

The primary ongoing funding needs of the Company, separate from the Bank, include debt service on junior subordinated debentures and dividends on preferred stock. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank generates funds by advertising its certificate of deposit rates on a national listing service. Public funds are another source of deposits and are typically received from the states of either Washington or Idaho. Public funds are stable, and are generally deposited with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds. Recent Washington State regulations will require the Bank to collateralize any uninsured State funds with investments representing 100% of the uninsured balance by August 22, 2009. As of June 30, 2009, the Bank had uninsured Washington State public funds totaling $4.0 million. Holding deposits of the State of Washington exposes the Bank to the risk of loss should another Washington State depository institution fail, assuming that failure results in a loss to the State. In the event that a bank failure results in a loss to the State of Washington, the remaining depositories holding State funds will be assessed a certain amount to help cover that loss; the exposure can be as much as 10% of the State deposits held by an approved depository institution. The Company is currently taking steps to limit its exposure to public fund losses, including allowing a $3.5 million CD to mature without renewal on July 10, 2009.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC increased the amount of deposit insurance available on individual accounts from $100,000 per account to $250,000 per account through December 31, 2013. The FDIC also implemented the Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts and transaction accounts paying less than 0.50% interest, regardless of dollar amounts. The Bank elected to participate in this program, which is currently set to expire on December 31, 2009.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and is placed with other banks that are members of the network. A reciprocal member bank issues certificates of deposit in amounts that ensure that the entire deposit is FDIC insured.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, sales of loans, and our lines of credit with the FHLB and other correspondent banks, are employed to meet current and anticipated liquidity needs. At June 30, 2009, the Company had approximately $33.2 million of funds available on its FHLB line and $10.1 million of funds available on its federal funds lines with correspondent banks.

The Company can also increase its amount of brokered deposits. However, if the Bank were to become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At June 30, 2009, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its customers’ needs.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of the Company;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

•	the financial condition of the Company’s borrowers and lenders;

•	the Company’s ability to dispose of real estate acquired;

•	the Company’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and

•	The Company’s success at managing the risks involved in the foregoing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2009, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

The Company’s Annual Meeting of Shareholders (the “Meeting”) was held on May 18, 2009. The following matters were submitted to a vote of the shareholders of the Company at the Meeting:

(1)	Election of three Directors to each serve three-year terms ending at the annual meeting of shareholders in the year 2012:

Anthony D. Bonanzino	Votes for:	1,790,244	Withheld:	8,874
Randall L. Fewel	Votes for:	1,784,480	Withheld:	14,638
Bryan S. Norby	Votes for:	1,738,720	Withheld:	60,398

The following are the names of the other Directors whose terms continued after the meeting:

Dwight B. Aden, Jr.	Clark H. Gemmill
Katie Brodie	Frederick M. Schunter
Harlan D. Douglass	William E. Shelby
Freeman B. Duncan	Jennifer West
Donald A. Ellingsen

(2)	Ratification of the engagement of Moss Adams, LLP as the independent registered public accounting firm for the year ending December 31, 2009 and any interim periods. The proposal received the following votes:

Votes for:	1,791,401	Against:	7,717	Absentions:	0

(3)	Ratification of the compensation of the Company’s executive officers. The proposal received the following votes:

Votes for:	1,723,736	Against:	48,702	Absentions:	26,678

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for the Company’s Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for the Company’s Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to Purchase Shares of the Company’s Series B Preferred Stock. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 14, 2009	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: August 14, 2009	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for the Company’s Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for the Company’s Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to Purchase Shares of the Company’s Series B Preferred Stock. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.