Form 10-Q
period 2009-09-30
NORTHWEST BANCORPORATION INC
filed 2009-11-13
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The Registrant has a single class of common stock, of which there were 2,376,539 shares issued and outstanding as of November 2, 2009.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the Three Months Ended September 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$8,906	$9,363
Federal funds sold/interest bearing balances at other financial institutions	8,820	2,050
Securities available for sale (amortized cost of $22,787 and $18,299, respectively)	23,671	18,722
Securities held to maturity (fair value of $— and $7,734, respectively)	—	7,512
Federal Home Loan Bank stock, at cost	1,261	1,106
Loans receivable, net of allowance for loan losses of $6,334 and $4,737, respectively	317,943	334,305
Loans held for sale	3,617	1,132
Accrued interest receivable	1,476	1,531
Foreclosed real estate and other repossessed assets	3,880	1,703
Premises and equipment, net	16,982	16,598
Bank owned life insurance	3,640	3,691
Other assets	3,222	2,518

TOTAL ASSETS	$393,418	$400,231

LIABILITIES
Noninterest bearing demand deposits	$64,789	$46,900
Money market accounts	23,261	29,924
NOW accounts	21,089	14,278
Savings accounts	40,054	38,363
Time certificates of deposit, $100,000 and over	77,618	86,145
Time certificates of deposit, under $100,000	99,251	100,444

TOTAL DEPOSITS	326,062	316,054
Securities sold under agreement to repurchase	794	22,101
Federal funds purchased	—	3,465
Borrowed funds	22,526	23,382
Capital lease liability	599	599
Junior subordinated debentures issued in connection with trust preferred securities	5,155	5,155
Accrued interest payable	819	837
Other liabilities	1,783	1,719

TOTAL LIABILITIES	357,738	373,312

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	9,983	—
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	583	—
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,376,539 on September 30, 2009 and 2,367,246 on December 31, 2008	23,266	23,211
Retained earnings	1,265	3,429
Accumulated other comprehensive income, net of tax effect of $301 for 2009 and $144 for 2008	583	279

TOTAL SHAREHOLDERS’ EQUITY	35,680	26,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,418	$400,231

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$5,272	$5,583	$15,718	$16,302
Interest on securities	225	305	699	992
Interest on federal funds sold	8	13	12	103

Total interest income	5,505	5,901	16,429	17,397
Interest expense:
Interest on deposits	1,758	2,254	5,456	6,763
Interest on securities sold under agreement to repurchase	—	57	7	205
Interest on borrowed funds	285	303	884	754

Total interest expense	2,043	2,614	6,347	7,722

Net interest income	3,462	3,287	10,082	9,675
Provision for loan losses	2,400	625	5,300	1,000

Net interest income after provision for loan losses	1,062	2,662	4,782	8,675
Noninterest income:
Fees and service charges	395	344	1,100	898
Net gain from sale of loans	148	88	514	347
Other noninterest income	221	210	839	616

Total noninterest income	764	642	2,453	1,861
Noninterest expense:
Salaries and employee benefits	1,555	1,679	4,955	5,023
Occupancy and equipment	346	278	1,010	845
Depreciation and amortization	247	220	741	569
Other operating	1,015	814	3,656	2,394

Total noninterest expense	3,163	2,991	10,362	8,831

(Loss) income before income taxes	(1,337)	313	(3,127)	1,705
Income tax (benefit) expense	(706)	110	(1,394)	564

Net (loss) income	($631)	$203	($1,733)	$1,141

Preferred stock dividends	146	—	365	—
Preferred stock discount accretion, net	27	—	66	—

Net (loss) income applicable to common shares	($804)	$203	($2,164)	$1,141

Earnings (loss) per common share - basic	$(0.34)	$0.09	$(0.91)	$0.48
Earnings (loss) per common share - diluted	$(0.34)	$0.09	$(0.91)	$0.48
Weighted average shares outstanding - basic	2,376,539	2,367,246	2,371,540	2,364,817
Weighted average shares outstanding - diluted	2,376,539	2,377,526	2,371,540	2,382,624
Cumulative dividends declared per common share	$—	$—	$0.20	$0.20

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Loss
Balance, December 31, 2007	$27,346	$—	$23,039	$4,178	$129
Net loss	(275)			(275)		($275)
Stock issued to directors	69		69
Equity-based compensation expense and related tax effects	103		103
Cash dividend ($0.20 per share)	(474)			(474)
Change in unrealized gain on securities available for sale, net of taxes	150				150	150

Comprehensive loss						($125)

Balance December 31, 2008	26,919	—	23,211	3,429	279
Net loss	(1,733)			(1,733)		(1,733)
Stock issued to directors	22		22
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(365)			(365)
Accretion of preferred stock discount, net	—	66		(66)
Equity-based compensation expense and related tax effects	33		33
Change in unrealized gain on securities available for sale, net of taxes	304				304	304

Comprehensive loss						($1,429)

Balance, September 30, 2009	$35,680	$10,566	$23,266	$1,265	$583

Disclosure of 2009 reclassification amount:
Net change in unrealized holding gains on available for sale securities	$112
Reclassification adjustment for transfer of held to maturity securities	340
Reclassification adjustment for net gains realized in income	9

Net change in unrealized gains	461
Tax effect	(157)

Net of tax amount	$304

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	($1,733)	$1,141
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Provision for loan losses	5,300	1,000
Depreciation and amortization	741	569
Net (increase) decrease in bank owned life insurance	51	(99)
Net (gain) loss on sale of foreclosed real estate and other repossessed assets	243	(293)
Equity-based compensation expense	33	77
Originations of loans held for sale	(36,045)	(23,318)
Proceeds from sales of loans held for sale	34,074	25,038
Gain on sale of loans	(514)	(347)
Change in assets and liabilities:
Accrued interest receivable	55	(16)
Other assets	(861)	(348)
Interest payable	(18)	(294)
Other liabilities	(12)	(142)

Net cash provided by operating activities	1,314	2,968
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold/interest bearing balances at other financial institutions	(6,770)	3,119
Net decrease in investment securities	3,024	10,332
Purchases of FHLB stock	(155)	—
Net (increase) decrease in loans	7,495	(57,825)
Purchase of premises and equipment, net of gain or loss on asset disposal	(1,125)	(5,671)
Proceeds from sale of foreclosed real estate and other repossessed assets	1,147	—

Net cash (used) provided by investing activities	3,616	(50,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,008	37,372
Net decrease in securities sold under agreement to repurchase	(21,307)	(11,336)
Net increase (decrease) in federal funds purchased	(3,465)	8,910
Repayment of borrowed funds	(5,856)	—
Proceeds from issuance of borrowed funds	5,000	10,738
Proceeds from issuance of preferred stock	10,500	—
Proceeds from issuance of common stock	22	69
Cash dividend paid	(289)	(474)

Net cash (used) provided by financing activities	(5,387)	45,279
NET CHANGE IN CASH AND CASH EQUIVALENTS	(457)	(1,798)
Cash and cash equivalents, beginning of year	9,363	8,155

Cash and cash equivalents, end of period	$8,906	$6,357

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$6,365	$8,016

Income taxes	$—	$704

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$304	$(46)

Acquisition of real estate and other repossessed assets in settlement of loans	$3,567	$299

Preferred stock dividend accrued and paid in subsequent period	$76	$—

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition and disclosure through November 13, 2009, the date the financial statements were issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made.

NOTE 2. New Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Standard established ASC 105 which establishes a single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC. The effective date of ASC 105 is for interim and annual reporting periods ending after September 15, 2009. ASC 105 does not have an impact on our company’s financial position or results of operations as it does not change authoritative guidance.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05 is an amendment of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides guidance on measuring fair value of liabilities under circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05, which is effective for the first interim or annual reporting period beginning after August 28, 2009, will not have a material impact on our company’s financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2009, the FASB issued ASU 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 is an amendment of ASC 740, Income Taxes. ASU 2009-06 provides guidance on accounting for uncertainty in income taxes and modifies certain disclosure requirements for nonpublic entities. ASU 2009-06, which is effective for the first interim or annual reporting period ending after September 15, 2009, did not have a material impact on the company’s financial statements.

In September 2009, the FASB issued ASU 2009-08, Earnings Per Share. ASU 2009-08 is an amendment of ASC 260, Earnings Per Share. ASU 2009-08 provides technical corrections on computing earnings per share for a period that includes a redemption or an induced conversion of a portion of a class of preferred stock. ASU 2009-08 did not have a material impact on the company’s financial statements.

In September 2009, the FASB issued ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating fair value of alternative investments when using the net asset value per share provided by the investment entity. The effective date of ASU 2009-12 is for interim and annual periods ending after December 15, 2009, with early adoption permitted. ASU 2009-12 will not have a material impact on our company’s financial statements.

NOTE 3. Business Segments

The Company is managed by legal entity and not by lines of business. The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans for its portfolio in its respective primary market areas. The Bank offers a wide variety of deposit products to its consumer and commercial customers. Lending activities include the origination of real estate, commercial/agriculture business and consumer loans. Inland Northwest Bank is also an active participant in the secondary market, originating residential loans for sale on a servicing released basis. In addition to interest income on loans and investment securities, the Bank receives other income from deposit service charges, loan servicing fees and from the sale of loans and investments.

Generally accepted accounting principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to stockholders. The Company has determined that its current business and operations consist of a single business segment.

NOTE 4. Stock-Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. Prior to 2006, the Plan allowed only for the award of stock options; with the approval of the amendment and restatement of the Plan in May 2006, the Company was also authorized to grant restricted stock awards to key employees of the Bank. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be awarded during the process of recruiting new employees to the Bank. The maximum number of stock options and restricted shares that may be awarded under the Plan, as adjusted for stock dividends, is 384,912. At September 30, 2009, 216,516 shares and/or options were available for award to employees.

Additional information regarding stock options and restricted stock outstanding at December 31, 2008 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2008. Note 14 also provides additional details on the method of accounting for stock-based compensation expense and the Black-Scholes model assumptions utilized to calculate that expense. Stock based compensation expense of $19,000 and $25,000 was recorded for the three months ending September 30, 2009 and 2008. The Company recorded stock based

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense of $58,000 and $103,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, compensation costs not yet recognized for non-vested stock grant and option awards is $30,773.

Stock option awards are subject to a graded five-year vesting period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were awarded during 2008 or 2009. Stock options outstanding and exercisable as of September 30, 2009 are as follows:

	Number of shares	Weighted average fair value
Outstanding, December 31, 2008	14,973	15.84
Granted	—	—
Forfeited	(2,275)	15.94
Exercised	(4,095)	16.98

Outstanding, September 30, 2009	8,603	15.28

Restricted stock awards cliff vest after three years with compensation expense recorded over the vesting period equal to the fair market value of the Company’s stock on the date of the award. No restricted stock was awarded in 2008 or 2009. Shares issued during 2009 in connection with previously granted restricted stock-awards totaled 4,095. Restricted stock-awards outstanding as of September 30, 2009 are as follows:

	Number of shares	Weighted- average exercise price
Outstanding options, December 31, 2008	112,364	$10.06
Granted	—	—
Exercised	—	—
Forfeited	5,858	13.26

Outstanding options, September 30, 2009	106,506	9.88

Options exercisable, September 30, 2009	98,966

NOTE 5. Securities

All securities held by the Bank at September 30, 2009 are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on sales of available for sale securities are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity, any remaining premium or discount is reported as noninterest income. There were no securities sold in the nine month periods ending September 30, 2009 and 2008; consequently, there were no gains or losses included in noninterest income due to the sale of securities. Some securities were called prior to maturity during the nine month period ended September 30, 2009 and 2008; remaining net discounts on those securities resulted in $9 thousand and $18 thousand in noninterest income for that period, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Held to maturity securities with a carrying value of $9.6 million and an unrealized gain of $340 thousand were reclassified as available for sale during September 2009. Unrealized gains totaling $224 thousand was recorded in Other Comprehensive Loss along with a $116 thousand increase in deferred tax assets. The decision to reclassify held to maturity securities was based on changes in the Bank’s liquidity management strategy. Management, as part of their liquidity management strategy, does not intend to classify investments as held-to-maturity in the near-term.

The amortized cost of securities and their approximate fair values at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$7,205	$114	$30	$7,289
Corporate debt obligations	500	—	4	496
State and municipal securities	9,857	510	66	10,301
Mortgage backed securities	5,225	360	—	5,585

	$22,787	$984	$100	$23,671

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$8,491	$155	$—	$8,646
U.S. treasury securities	2,998	2	—	3,000
Corporate debt obligations	500	—	18	482
Mortgage backed securities	6,310	284	—	6,594

	$18,299	$441	$18	$18,722

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
Securities held to maturity:
State and municipal securities	$7,512	$229	$7	$7,734

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$3,674	$30	$—	$—	$3,674	$30
Corporate debt obligations	—	—	496	4	496	4
State and municipal securities	259	1	119	65	378	66

	$3,933	$31	$615	$69	$4,548	$100

	December 31, 2008
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
Corporate debt obligations	$—	$—	$482	$18	$482	$18
State and municipal securities	246	7	—	—	246	7

	$246	$7	$482	$18	$728	$25

Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2009, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. At September 30, 2009, seven securities had unrealized losses.

At September 30, 2009, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled maturities of securities available for sale at September 30, 2009, are as follows:

	Available for sale
	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$1,111	$1,140
Due from one year to five years	4,274	4,479
Due from five to then years	8,905	9,149
Due after ten years	3,272	3,318
Mortgage backed securities	5,225	5,585

	$22,787	$23,671

At September 30, 2009 and December 31, 2008, securities with an amortized cost of $19.9 million and $25.8 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $20.7 million and $26.5 million at September 30, 2009 and December 31, 2008, respectively.

NOTE 6. Loans

Loan detail by category is as follows:

	September 30, 2009	December 31, 2008
	($ in thousands)
1-4 family and multi-family real estate	$45,830	$41,453
Commercial real estate	135,818	131,597
Commercial construction	40,574	53,039
Commercial non-real estate	57,142	65,656
Land and land development	35,390	37,927
Consumer	10,273	10,316

	325,027	339,988
Allowance for loan losses	(6,334)	(4,737)
Net deferred loan fees	(750)	(946)

	$317,943	$334,305

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows:

	September 30, 2009		December 31, 2008
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
	($ in thousands)		($ in thousands)
Impaired Loans:
Loans placed on nonaccrual	$13,555	$1,000	$16,030	$767
Loans on accrual status	205	—	3,864	136

Total impaired loans	$13,760	$1,000	$19,894	$903

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended		Nine months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
	($ in thousands)		($ in thousands)
Balance, beginning of period	$4,425	$3,225	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (“OBS”) items	167	96	262	267

Balance, beginning of period, including OBS reserve	4,592	3,321	4,999	2,978
Provision for loan losses	2,400	625	5,300	1,000
Loan charge-offs	(502)	(357)	(3,818)	(406)
Loan recoveries	6	5	15	22

Balance, end of period, prior to adjustment for OBS items	6,496	3,594	6,496	3,594
Reclassification of OBS reserve to “Other liabilities”	(162)	(106)	(162)	(106)

Balance, end of period	$6,334	$3,488	$6,334	$3,488

NOTE 8. Borrowed Funds

Borrowed funds consist of the following:

	September 30, 2009	December 31, 2008
	($ in thousands)
Federal Home Loan Bank (“FHLB”) advances	$22,526	$20,490
Other borrowed funds	—	2,892

	$22,526	$23,382

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

	September 30, 2009		December 31, 2008
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$36,308	$—	$35,033	$—
Pacific Coast Bankers Bank	10,000	—	10,000	3,465
Zions Bank	100	—	5,000	—
Key Bank	—	—	10,000	—
U.S. Bank	—	—	1,500	—

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2009, KeyBank and U.S. Bank cancelled the Bank’s operating lines of credit. In addition, Zions Bank reduced the Bank’s line of credit from $5 million to $100 thousand.

NOTE 9. Capital Lease Liability

The capital lease liability outstanding on September 30, 2009 and December 31, 2008 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net,” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 10. Material Contracts

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities in the event of default. The Trust is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of trust preferred securities at September 30, 2009 and December 31, 2008:

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity date	Per annum interest rate	Extension period	Redemption option
	($ in thousands)
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20 consecutive	On or after
						quarters	6/30/2010

NOTE 12. Common Stock

On April 15, 2008, the Board of Directors declared a twenty-cent ($0.20) per share annual cash dividend that was paid on June 13, 2008 to shareholders of record as of May 9, 2008. No cash dividends have been declared in 2009.

NOTE 13. Fair Value Measurements

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 Fair Value Measurements and Disclosures. The Standard provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. ASC 820 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

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

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at September 30, 2009:

		Fair Value Measurement Level			Nine months ended 9/30/2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3	Total Gain
	($ in thousands)
Securities available for sale	$23,671	$—	$23,671	$—	$112

The unrealized gain or loss on securities available for sale is recorded in Comprehensive Income (Loss) net of tax effect.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain financial assets are measured at fair value on a non-recurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a non-recurring basis at September 30, 2009, and the total loss recognized as a result of fair value adjustments for the nine months ended September 30, 2009:

		Fair Value Measurement Level			Nine months ended 9/30/2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3	Total Loss
	($ in thousands)
Impaired loans	$12,760	$—	$—	$12,760	$3,001
Foreclosed real estate and other repossessed assets	3,880	—	—	3,880	300

Impaired loans included above, with the exception of $205 thousand in restructured notes, were over 90 days past due and have been placed on nonaccrual status. The loss reflected above includes partial principal charge-offs of $2.25 million, application of interest payments received as a reduction of principal totaling $291 thousand and increases in specific reserves in the allowance for loan losses totaling $455 thousand. The losses were reported in the Consolidated Statement of Operations as a reduction of interest and fees on loans totaling $291 thousand with the remaining loss resulting in increased provision for loan losses during the period.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Bank’s financial instruments are summarized below.

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks	$8,906	$8,906	$9,363	$9,363
Federal funds sold/interest bearing balances at other financial institutions	8,820	8,820	2,050	2,050
Securities available for sale	23,671	23,671	18,722	18,722
Securities held to maturity	—	—	7,512	7,734
Federal Home Loan Bank stock	1,261	1,261	1,106	1,106
Loans and loans held for sale, net	321,560	326,884	335,437	340,478
Bank owned life insurance	3,640	3,640	3,691	3,691
Financial Liabilities:
Deposits	326,062	328,602	316,054	318,961
Securities sold under agreements to repurchase	794	794	22,101	22,101
Federal funds purchased	—	—	3,465	3,465
Borrowed funds	22,526	23,051	23,382	24,025
Junior subordinated debentures	5,155	5,144	5,155	5,126

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Income Tax (Benefit) Expense

The effective tax rates presented for the nine months ended September 30, 2009 are not consistent with the nine months ended September 30, 2008 or the Company’s historical effective tax rates. Our normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences combined with a loss before income taxes, and adjustments related to certain state deferred tax benefits, has resulted in a higher effective tax benefit percentage in the nine months ending September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Company had recorded net deferred income tax assets (which are included in other assets in the accompanying consolidated statements of financial condition) of approximately $712 thousand and $444 thousand, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% probability of occurrence. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projections of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. In assessing the need for a valuation allowance, we examine our historical cumulative trailing three-year pre-tax income (loss) quarterly. If we have historical cumulative income, we consider this to be strong positive evidence. To the extent we do not have cumulative income, we examine this to determine if there were any unusual or non-recurring items which would not be indicative of our operating results or expected to occur in the future.

Based upon management’s analysis of available evidence, it has determined that it is “more likely than not” that the Company’s deferred income tax assets as of September 30, 2009 will be fully realized and, therefore, no valuation allowance was recorded. However, the Company can give no assurance that in the future its deferred tax asset will not be impaired since such determination is based on projections of future earnings, which are subject to uncertainty and estimates that may change given the uncertain economic outlook, banking industry conditions and other factors.

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

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may be contained in this report and in other documents that the Company files with the Securities and Exchange Commission (the “SEC”). Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Also, forward-looking statements can generally be identified by words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “seek,” “expect,” “intend,” “plan” and similar expressions.

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

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

This list of factors is not complete and additional information about risks of the Company achieving results suggested by any forward-looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, as updated regularly in the Company’s filings with the SEC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s 2008 Annual Report on Form 10-K.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our application of accounting policies since December 31, 2008.

Comparison of Results of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008

Summary

The Company reported a net loss applicable to common shares of $804 thousand for the three months ended September 30, 2009, compared to net income of $203 thousand for the comparable period in 2008. The third quarter net loss resulted in a $2.16 million loss for the first nine months of 2009, compared to net income of $1.14 million for the first nine months of 2008. The provision for loan losses increased to $5.3 million for the nine months ended September 30, 2009, compared to $1.0 million for the same period in 2008. The Bank increased provisioning during the three months ended September 30, 2009 to $2.4 million, due to a higher level of nonperforming loans, delinquencies and net charge-offs.

During the first nine months of 2009, total assets decreased $6.8 million, or 1.7%, and total gross loans decreased $15.0 million, or 4.4%; deposits grew $10 million or 3.2% during the same period.

The table below summarizes the Company’s financial performance for the three months and nine months ended September 30, 2009 and 2008:

Financial Highlights

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	($ in thousands, except per share data)			($ in thousands, except per share data)
Results of Operations:
Interest income	$5,505	$5,901	-6.7%	$16,429	$17,397	-5.6%
Interest expense	2,043	2,614	-21.8%	6,347	7,722	-17.8%

Net interest income	3,462	3,287	5.3%	10,082	9,675	4.2%
Provision for loan losses	2,400	625	284.0%	5,300	1,000	430.0%

Net interest income after provision for loan losses	1,062	2,662	-60.1%	4,782	8,675	-44.9%
Noninterest income	764	642	19.0%	2,453	1,861	31.8%
Noninterest expense	3,163	2,991	5.8%	10,362	8,831	17.3%

(Loss) income before income taxes	(1,337)	313	-527.2%	(3,127)	1,705	-283.4%
Income tax (benefit) expense	(706)	110	-741.8%	(1,394)	564	-347.2%

Net (loss) income	(631)	203	-410.8%	(1,733)	1,141	-251.9%
Preferred stock dividends and discount accretion	173	—		431	—

Net (loss) income applicable to common shares	$(804)	$203	-496.1%	$(2,164)	$1,141	-289.7%

Share Data:
Basic earnings (loss) per common share	$(0.34)	$0.09		$(0.91)	$0.48
Diluted earnings (loss) per common share	$(0.34)	$0.09		$(0.91)	$0.48
Selected Ratios:
Return on average assets	-0.81%	0.21%		-0.72%	0.42%
Return on average equity	-8.96%	2.90%		-9.22%	5.44%
Net interest income to average earning assets	3.76%	3.66%		3.66%	3.79%
Efficiency ratio	74.85%	76.13%		82.66%	76.60%
Noninterest income to average assets	0.77%	0.67%		0.82%	0.68%
Noninterest expense to average assets	3.17%	3.12%		3.45%	3.23%
Ending shareholders’ equity to average assets	8.94%	7.03%		8.91%	7.56%
Nonperforming loans to gross loans	4.17%	2.37%		4.17%	2.37%
Allowance for loan losses to gross loans	1.95%	1.04%		1.95%	1.04%

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

The following table presents an analysis of the Bank’s net interest income and net interest margin for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$338,753	$5,272	6.23%	$330,610	$5,583	6.75%
Taxable investments	13,394	134	4.00%	18,669	226	4.84%
Nontaxable investments [3]	9,038	91	4.03%	7,721	77	3.99%
FHLB stock	1,181	—	0.00%	890	2	0.90%
Federal funds sold & interest-bearing deposits with banks	6,208	8	0.52%	1,083	13	4.80%

Total interest earning assets	368,574	5,505	5.97%	358,973	5,901	6.58%
Less reserve for probable loan losses	(5,183)			(3,288)
Cash and due from banks	8,456			6,746
Other non-earning assets	27,247			20,563

Total assets	$399,094			$382,994

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	15,251	17	0.45%	14,049	31	0.88%
Money market accounts	28,521	64	0.90%	32,187	144	1.79%
Savings accounts	42,116	138	1.31%	36,747	236	2.57%
Time certificates of deposit	181,382	1,539	3.39%	174,356	1,843	4.23%

Total interest bearing deposits	267,270	1,758	2.63%	257,339	2,254	3.50%
Securities sold under repurchase agreements	3,496	—	0.00%	17,566	57	1.30%
Borrowed funds	22,977	206	3.59%	21,400	225	4.21%
Junior subordinated note [4]	5,155	79	6.13%	5,155	78	6.05%

Total borrowed funds	31,628	285	3.60%	44,121	360	3.26%

Total interest bearing liabilities	298,898	2,043	2.73%	301,460	2,614	3.47%
Demand deposits	62,456			48,565
Other liabilities	1,852			4,972
Shareholders’ equity	35,888			27,997

Total liabilities and shareholders’ equity	$399,094			$382,994

Net interest income		$3,462			$3,287

Net interest spread			3.24%			3.11%

Net interest income to average earning assets (margin)			3.76%			3.66%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $127 thousand and $170 thousand is included in loan interest income for 2009 and 2008, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

The following table presents an analysis of the Bank’s net interest income and net interest margin for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$332,579	$15,718	6.30%	$307,088	$16,302	7.08%
Taxable investments	11,473	444	5.16%	20,448	757	4.94%
Nontaxable investments [3]	9,624	255	3.53%	7,321	229	4.17%
FHLB stock	1,261	—	0.00%	746	6	1.07%
Federal funds sold & interest-bearing deposits with banks	12,494	12	0.13%	5,012	103	2.74%

Total interest earning assets	367,431	16,429	5.96%	340,615	17,397	6.81%
Less reserve for probable loan losses	(5,097)			(3,022)
Cash and due from banks	9,187			7,119
Other non-earning assets	28,748			19,971

Total assets	$400,269			$364,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	16,965	48	0.38%	14,274	91	0.85%
Money market accounts	26,432	186	0.94%	32,161	445	1.84%
Savings accounts	43,231	408	1.26%	28,775	508	2.35%
Time certificates of deposit	178,214	4,814	3.60%	171,233	5,719	4.45%

Total interest bearing deposits	264,842	5,456	2.75%	246,443	6,763	3.66%
Securities sold under repurchase agreements	852	7	1.10%	18,569	205	1.47%
Borrowed funds	23,589	650	3.67%	14,147	520	4.90%
Junior subordinated note [4]	5,155	234	6.05%	5,155	234	6.05%

Total borrowed funds	29,596	891	4.01%	37,871	959	3.38%

Total interest bearing liabilities	294,438	6,347	2.87%	284,314	7,722	3.62%
Demand deposits	66,550			47,722
Other liabilities	7,982			4,683
Shareholders’ equity	31,299			27,964

Total liabilities and shareholders’ equity	$400,269			$364,683

Net interest income		$10,082			$9,675

Net interest spread			3.09%			3.19%

Net interest income to average earning assets (margin)			3.66%			3.79%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $441 thousand and $500 thousand is included in loan interest income for 2009 and 2008, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Loans, the highest yielding component of earning assets, represented 91.9% of average earning assets during the third quarter, compared to 90.5% and 90.2% for the nine month periods ending September 30, 2009 and 2008, respectively. The average yield on loans declined 52 basis points to 6.23% for the third quarter from 6.75% for the comparable period in 2008. The average loan yield declined 78 basis points throughout 2009, declining to 6.30% for the nine-month period ending September 30, 2009, compared to 7.08% for the comparable period in 2008. The reduction in yield is primarily a result of a lower Prime Rate, a key index to which a majority of our loan rates are tied. During the first nine months of 2009, the average Prime Rate was 3.25% compared to 5.49% during the same time last year. The increase in nonaccrual loans has also had a negative impact on the average loan yield.

Interest income on earning assets for the nine months ended September 30, 2009 was $16.4 million representing a decrease of $968 thousand, or 5.6%, compared to $17.4 million for the same period in 2008. Interest expense on interest bearing liabilities for the nine months ended September 30, 2009 was $6.3 million representing a decrease of $1.4 million, or 17.8%, compared to $7.7 million for the same period in 2008. The decrease in interest income occurred despite a $26.8 million increase in average interest earning assets, and the interest expense fell despite a $10.1 million increase in average interest bearing liabilities. The reduction in both interest income and interest expense reflects the effects of a decreased interest rate environment. Also contributing to the decline in interest income are higher levels of nonperforming assets, including nonaccrual loans for which accrued interest is reversed upon reaching nonperforming status.

The percentage of average interest earning assets funded by average interest bearing liabilities decreased to 80.1% from 83.5% for the nine months ended September 30, 2009 and 2008, respectively. This increased slightly during the third quarter to 81.1%. Deposits represented 89.9% of average interest bearing liabilities at September 30, 2009, compared to 86.7% at September 30, 2008. The cost of interest bearing funds for the third quarter was 2.73% compared to 2.87% and 3.62% for the first nine months of 2009 and 2008, respectively. The cost of interest bearing funds continued to decline during 2009 as time certificates of deposits re-priced throughout the period. The Bank should continue to see reductions in the near-term as time certificates of deposit re-price to lower current offering rates.

Net interest income can be analyzed in terms of the impact of varying rates and volumes. The following table sets forth the effects that different levels of interest earning assets and interest bearing liabilities and applicable rates have had on net interest income for the periods presented:

	Three months ended September 30, 2009 vs. 2008 Increase (decrease) due to changes in:			Nine months ended September 30, 2009 vs. 2008 Increase (decrease) due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
	($ in thousands)			($ in thousands)
Interest earning assets
Loans	$1,440	$(1,751)	$(311)	$1,801	$(2,385)	$(584)
Securities	(56)	(24)	(80)	(157)	(136)	(293)
Fed funds sold/interest-bearing balances	(6)	1	(5)	(252)	161	(91)

Total interest earning assets	1,378	(1,774)	(396)	1,392	(2,360)	(968)
Interest bearing liabilities
NOW accounts	3	(17)	(14)	22	(65)	(43)
Money market accounts	(15)	(65)	(80)	(69)	(190)	(259)
Savings accounts	42	(140)	(98)	(1,359)	1,259	(100)
Time certificates of deposit	78	(382)	(304)	245	(1,150)	(905)
Securities sold under repurchase agreements	(25)	(32)	(57)	(156)	(42)	(198)
Borrowed funds	20	(38)	(18)	208	(78)	130

Total interest bearing liabilities	103	(674)	(571)	(1,109)	(266)	(1,375)

Total increase (decrease) in net interest income	$1,275	$(1,100)	$175	$2,501	$(2,094)	$407

Net interest income for the nine months ended September 30, 2009 improved $407 thousand, or 4.1%, to $10.1 million from $9.7 million for the nine months ended September 30, 2008. The net interest income increased despite a reduction in interest income of $968 thousand. The reduction in interest income was more than offset by a $1.4 million decrease in interest expense resulting in the net increase for the period. As a result of the decrease in interest expense, net interest income for the third quarter also improved $175 thousand, or 5.3%, to $3.5 million from $3.3 million for the comparable quarter in 2008.

The annualized net interest margin was 3.76% for the third quarter compared to 3.66% and 3.79% for the first nine months of 2009 and 2008, respectively. The decrease in net interest margin between the nine month periods in 2008 and 2009 is the result of greater decreases in yields on earning assets compared to the decreases in rates paid on deposits, repurchase accounts and borrowed funds. The increase in the third quarter net interest margin is primarily a result of lower cost of interest bearing funds and increases in noninterest-bearing deposits.

The Bank anticipates that competition from other financial institutions and reduced loan demand will continue to place pressure on its net interest margin. Current Federal Reserve policy has resulted in a Prime Rate of 3.25% during 2009, and the pressure on net interest margin is expected to continue so long as the Federal Reserve maintains its Federal funds target at a rate that ranges from 0.0% to 0.25%. The Bank’s primary strategy for increasing net interest margin in the near-term is to manage funding costs. The Bank expects to accomplish this, in part, through continuous re-pricing of time certificates of deposit, along with a renewed focus on obtaining noninterest-bearing demand deposit accounts. However, as part of its liquidity management strategy, the Bank also intends to modify the mix of interest earning in the near-term to a higher concentration of securities and other liquid investments. This liquidity management strategy is expected to result in a conversion of higher yielding loans to lower yielding securities, which is expected to have a negative impact on the Bank’s net interest margin.

Interest Rate Risk

Presented in the table below are the results of an analysis of interest rate risk vulnerability performed using the Bank’s financial information as of September 30, 2009. Generally, the results of our analysis indicate that our exposure to interest rate volatility is within management’s target of no more than plus or minus ten-percent when applying an interest rate shock of plus or minus two hundred basis points. Rate increases of 1.00%, 2.00% and 3.00% were modeled, while a decrease of 0.25% was modeled since the Federal Reserve’s current Target Discount Rate is 0.25% and cannot go lower than 0%. The results of the net interest income analysis performed as of September 30, 2009, are within guidelines established by the Bank’s Board of Directors, as shown in the table below.

It is management’s goal to limit the negative impact of a change in rates of plus or minus two hundred basis points to no more that twenty-five percent of the economic value of equity. Management therefore modeled rate increases of 1.00%, 2.00%, 3.00% and a decrease of 0.25%. The results of the economic value of equity analysis performed as of September 30, 2009, are presented in the table below to illustrate the estimated effect of changing rates on book value of equity and are within limits established by the Bank’s Board of Directors.

Projected Interest Rate Scenario	Net Interest Income		Economic Value of Equity
	$ Change from Base	% Change from Base	$ Change from Base	% Change from Base
	($ in thousands)		($ in thousands)
+300	$1,732	11.95%	$(12,102)	-18.89%
+200	742	5.12%	(9,816)	-15.32%
+100	63	0.44%	(5,901)	-9.21%
Base	0	0.00%	0	0.00%
-25	(13)	0.09%	1,553	2.42%

Compared to the results of a similar analysis performed on the Bank’s financial information as of September 30, 2008, presented below, the potential effect of a significant (+300) change in market rates of interest on net interest income has increased by 7.8%, while the potential effect on economic value of equity decreased by 4.9%. Results for both periods are within the established guidelines of the Bank’s Board of Directors.

Projected Interest Rate Scenario	Net Interest Income		Economic Value of Equity
	$ Change from Base	% Change from Base	$ Change from Base	% Change from Base
	($ in thousands)		($ in thousands)
+300	$682	4.19%	$(8,271)	-23.80%
+200	563	3.46%	(5,521)	-15.89%
+100	375	2.30%	(2,718)	-7.82%
Base	0	0.00%	0	0.00%
-100	(322)	-1.98%	1,349	3.88%
-200	(661)	-4.06%	2,720	7.83%
-300	(999)	-6.13%	4,142	11.92%

Loan Loss Provision and Allowance

Below is a summary of changes in the Bank’s allowance for loan losses (“ALLL”) for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
	($ in thousands)		($ in thousands)
ALLL balance, beginning of period	$4,425	$3,225	$4,737	$2,711
Add reserve for probable losses on unused loan commitments and off-balance sheet (OBS) items*	167	96	262	267

ALLL balance, beginning of period, including OBS reserve	4,592	3,321	4,999	2,978
Loan charge-offs:
Commercial	132	36	1,751	36
Real estate	320	300	2,004	331
Installment and credit card	50	21	63	39

Total charge-offs	502	357	3,818	406
Recoveries of loans previously charged-off:
Commercial	1	—	2	—
Real estate	2	3	9	17
Installment and credit card	3	2	4	5

Total recoveries	6	5	15	22

Net charge-offs	496	352	3,803	384
Provision charged to expense	2,400	625	5,300	1,000

ALLL balance, end of period, prior to adjustment for off-balance sheet items	6,496	3,594	6,496	3,594
Reclassification of reserve for probable losses on unused loan commitments and off-balance sheet items to “Other liabilities”*	(162)	(106)	(162)	(106)

ALLL balance, end of period	$6,334	$3,488	$6,334	$3,488

Ratio of net charge-offs to average gross loans outstanding for the period	0.15%	0.11%	1.14%	0.13%

Net charge-offs for the nine months ended September 30, 2009 were $3.8 million, or 1.14% of average gross loans, compared to net charge-offs of $384 thousand, or 0.13% of average gross loans, for the first nine months of 2008. Charge-off activity was lower during the third quarter than the two previous quarters representing 0.15% of average gross loans. Management believes that the decline in charge-offs during the third quarter, compared to the prior quarter, is a positive indicator that charge-offs may have peaked during the second quarter. Charge-off activity has been concentrated in construction and land development loans, with the exception of a large equipment financing loan charge-off of $1.23 million.

The provision for loan losses is driven by the level of net charge-offs and other asset quality indicators. The provision for loan losses during the nine months ended September 30, 2009 was $5.3 million, which was a substantial increase of $4.3 million over the $1.0 million added to the provision for the same period in 2008. The provision for loan losses was $2.4 million during the third quarter compared to $625 thousand for the comparable quarter in 2008. This increase was prompted by increases in credit quality issues related to the deterioration of economic conditions within the Bank’s market. Management has decided to write down some loans and reserve for others, as appropriate. Management anticipates that additional provision to the allowance for loan loss will be necessary throughout the remainder of 2009, with the amount of any additional provision dictated by the identification of additional problem loans. Management is committed to maintaining an adequate allowance for loan losses relative to our level of problem loans. See the “Asset Quality” section below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

For the nine months ended September 30, 2009, noninterest income was $2.5 million, an increase of $592 thousand, or 31.8%, from the same period in 2008. Noninterest income increased $122 thousand, or 19%, during the third quarter as compared to the third quarter of 2008. The increase in noninterest income for the nine months ended September 30, 2009 was attributable to a $202 thousand increase in fees and service charges, a $167 thousand increase in mortgage loan financing operations, $145 thousand received from life insurance proceeds from the death of a key employee and $57 thousand of gains on sales of foreclosed assets. The increase in noninterest income during the third quarter as compared to third quarter of 2008 was primarily attributable to a $51 thousand increase in fees and service charges and a $60 thousand increase in mortgage loan financing operations. The increases in fees and service charges were primarily overdraft and nonsufficient fund charges which have increased over historical levels due to recent formalization of the Bank’s overdraft program. An increase in mortgage loan financing income is attributable to increased refinance volumes as customers take advantage of historically low mortgage rates.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2009 was $10.4 million, an increase of $1.5 million or 17.3%, from the same period in 2008. Noninterest expense for the three months ended September 30, 2009 was $3.1 million, an increase of $172 thousand or 5.8% from the same period in 2008. Year-over-year, the largest increase in noninterest expense was in other operating expenses, which were $1.3 million higher in 2009 than in 2008. Included in other operating expenses are FDIC insurance premiums, which increased $431 thousand year-over-year as a result of higher insurable deposits, increases in assessment rates and the FDIC’s June 30th special assessment of $180 thousand. A $300 thousand write down of foreclosed assets, along with increases in other foreclosed asset carrying costs of $124 thousand also contributed to increased operating expenses. Legal expense increased $212 thousand related to foreclosures and troubled credits as well as general increases in legal costs. Other professional and consulting fees also increased $231 thousand over the first nine months of 2008. Occupancy and equipment expense in 2009, including depreciation expense, was $337 thousand higher than the first nine months of 2008 and is largely the result of branch expansion over the last year. The remainder of the increase in noninterest expense is a result of other costs associated with growth in the Bank’s assets and an increase in the number of Bank customers.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Loans

At September 30, 2009, the Bank reported $325 million in gross loans, a decrease of $15 million or 4.4%, compared to December 31, 2008. This decrease primarily represents a $12.5 million decrease in commercial construction, a $2.5 million reduction in land and land development loans and an $8.5 million reduction on other commercial loans. These loan reductions were partially offset by increases of $4.4 million in residential real estate and $4.2 million in commercial real estate loans.

In-house net loan production continues to decline as the Bank takes steps to adjust the mix of loans in its portfolio. The Bank has discontinued purchasing loans from other banks, and the Bank is currently discouraging its loan officers from originating new loans for land development, speculative construction and non-owner occupied commercial real estate.

There is continued competitive pressure on pricing in the Bank’s local market area, especially for those loans considered to be the most profitable. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped to improve the Bank’s interest income despite a slight reduction in total loans. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less.

Many of the Bank’s lending officers are dedicating a significant portion of their time to the administration of the existing portfolio including the extra demands of managing an increasing level of problem loans. In particular, management has directed the Bank’s most experienced loan officers to increase their review and management of substandard loans. The Bank has also recently reassigned an experienced loan officer to dedicate his efforts to the resolution of problem loans and to assist in the credit administration process.

The demand for loans in our local markets has been adversely influenced by macroeconomic forces that have disrupted the local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates have increased substantially, and real estate and other asset prices have declined appreciably. Despite overall weaknesses in the marketplace, management sees evidence that its workout efforts are making progress because some foreclosed properties have been sold without unreasonable discounts.

Asset Quality

The allowance for loan losses at September 30, 2009 was 1.95% of period end gross loans compared to 1.04% at September 30, 2008. The increase is the result of the large provision for loan losses allocated in the fourth quarter of 2008 and the first three quarters of 2009. Management believes that the increase in the loan loss provision was warranted because of deteriorating economic circumstances and evidence of higher evaluated risk in the portfolio. Management also wrote down or charged-off several loans due to the perceived additional risk associated with the specific loans.

At September 30, 2009 the allowance for loan losses as a percentage of nonperforming loans was 47% compared to 28% at December 31, 2008. The level of nonaccrual loans have increased significantly over the past year.

The following table details the allocation of balances in the reserve for loan losses, by category:

	September 30, 2009		December 31, 2008
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Construction and land development	$1,601	0.5%	$1,293	0.4%
Secured by farmland	6	0.0%	9	0.0%
Home equity loans	782	0.2%	205	0.1%
Revolving loans secured by 1-4 family residential	624	0.2%	18	0.0%
Secured by multi-family residential	82	0.0%	151	0.0%
Secured by non-farm, non-residential real estate	1,138	0.4%	1,277	0.4%
Commercial and industrial loans	1,828	0.6%	1,448	0.4%
Loans to individuals	202	0.1%	138	0.0%
Credit card loans	71	0.0%	37	0.0%
All other loans and leases	—	0.0%	3	0.0%
Mortgage loans held for sale	—	0.0%	1	0.0%
Commitments under lines/letters of credit	162	0.0%	262	0.1%
Supplementary allowance/non-specific factors	—	0.0%	157	0.0%

	$6,496	2.0%	$4,999	1.5%

Classified and criticized loans are individually analyzed, at least quarterly, to determine loss exposure. Allocated reserves related to classified and criticized loans, which includes impaired loans, are specifically identified. When a loss on a loan is identified as probable, the loan is written down to a level that collateral liquidation or other repayment sources are expected to support.

The following table shows a summary of the composition of nonperforming assets and restructured notes for the periods covered in this report:

	September 30, 2009	December 31, 2008
	($ in thousands)
Loans accounted for on a nonaccrual basis	$13,555	$16,030
Loans contractually past due 90 days or more as to interest or principal	—	1,081
Foreclosed real estate and other repossessed assets	3,880	1,703

Total nonperforming assets	$17,435	$18,814

Restructured notes included in nonaccrual loans	$2,853	$1,545
Performing restructured notes	205	289

Total restructured notes	$3,058	$1,834

The Allowance for Loan and Lease Losses was substantially increased during the third quarter as a result of the ongoing economic pressures impacting the Bank’s market. Management determined that the current level of nonperforming loans, delinquent loans, charge-offs, and the continuing economic conditions warranted a higher allowance for loan and lease losses. A detailed review of specific reserve requirements for impaired loans, in combination with increases in management’s estimate of general reserve requirements, supported increasing the reserve to nearly 2.0% of total loans.

At September 30, 2009, nonperforming loans as a percentage of total loans was 4.2%, compared to 5.0% at December 31, 2008. Nonperforming loans have decreased $3.5 million from December 31, 2008 as a result of foreclosure and repossession transfers and charge-offs. Of the approximately $13.6 million in nonaccrual loans, management believes $6.3 million is well protected by collateral and is expected to be paid in full. The majority of the remaining $7.3 million is supported by collateral but carries a risk of loss for a portion of the outstanding balance. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt.

Risk in the nonaccrual loans in concentrated in seven loan relationships with a net carrying value of $10.9 million. Five of the seven are purchased participations. The largest loan is secured by a retail center in western Washington where the weak economy and increased vacancy rates resulted in a decrease in the appraised value of the property. The loan has matured and the lead bank is negotiating a renewal with additional interest reserves established by the borrower in order to allow additional time for re-leasing the property. While these negotiations will require some concessions from the lenders only a small portion of the balance is at risk.

The second largest nonaccrual loan is a congregate care facility outside of the Bank’s primary market area. This property is being managed by a receiver and is under contract for sale to an established operator. The purchase is subject to court approval, which is currently pending and is expected to be completed before the end of the year. When the loan is refinanced the proceeds from the sale are expected to repay the debt in full.

Two of the seven loans are secured by land developments with collateral values sufficient to protect the balance owing based on current appraisals. Both of these properties are in the process of foreclosure. In both cases the borrowers do not have capacity to make payments and we expect to acquire ownership of the collateral if it is not purchased at the foreclosure sale. If we are able to sell the properties for the appraised values then we should be able to recover our principal after eliminating the junior lien holders through foreclosure.

One loan relationship is to a local professional who is nearing the end of a workout agreement which allows the borrower to catch up on delinquent interest. The financial performance of the business is improving and is expected to result in full payment of the debt and a return to accrual status.

Another nonaccrual loan is secured by an out-of-state condominium development project. This loan was initially written down to match a proposed agreement to sell a portion of the collateral along with the estimated liquidation value of the remaining collateral. Management allocated an additional specific reserve for this loan after recently receiving an updated appraisal on the collateral.

The final loan is well secured and performing under the terms of a workout agreement. This participation loan likely would not have become delinquent were it not for the difficulty in negotiating an extension of the terms after the lead bank went into FDIC receivership. We do not expect a loss on this loan.

Of the remaining twelve loan relationships currently on nonaccrual five are performing under the terms of negotiated agreements, six are in the process of foreclosure or legal action and one is expected to be repaid from the liquidation of collateral prior to the end of the year. In all cases, we believe the specific reserve allocated to these loans represents our current loss exposure.

Foreclosed Real Estate and Other Repossessed Assets

At September 30, 2009, nonperforming assets as a percentage of total assets was 4.4% compared to 4.7% at December 31, 2008. The decrease in nonaccruals previously noted, was offset by a $2.2 million increase in foreclosed assets. At September 30, 2009, the Bank held $3.9 million of assets as a result of foreclosure or repossession actions. Half of this total is represented by two properties in northwest Washington that originated through purchased participation loans. These properties consist of six condominiums, two completed residences and eight developed residential lots. The condominiums are expected to sell in a reasonable period of time with no additional loss. A lack of activity in the high-end residential market where the residences and residential lots are located adds uncertainty to the values established for those properties. Further reductions in the value of these properties may cause the bank to incur further write downs on these properties in the future.

Foreclosed and other repossessed assets in our market area consist of two completed residences, approximately forty completed residential lots in two separate subdivisions and two manufactured homes. The Bank also owns a small interest in a high end residence in northern Idaho, with the remaining ownership sold to a participant bank. These properties have been written down to conservative estimated market values and are being aggressively marketed.

Securities

Between December 31, 2008 and September 30, 2009, the securities available for sale portfolio increased by $4.9 million. The increase was partially attributable to a reclassification of $10.2 million of “held to maturity” classified securities to the “available for sale” classification. This reclassification, along with the expectation of increasing purchases of securities in the near-term, is intended to increase balance sheet liquidity.

With the exception of one corporate bond with a fair value of $496 thousand, all securities at September 30, 2009, are obligations of the Treasury Department, U.S. agencies, and state or municipal governments. The Bank did not purchase higher risk mortgage backed securities, which is evidenced by the $884,000 net unrealized gain present in our securities portfolio at this time.

As of September 30, 2009, the Bank had $23.7 million in securities classified as available for sale. Securities with a market value of $5.2 million have been pledged as collateral for various funding sources, including: public deposits from the states and municipalities of Washington and Idaho; the Federal Reserve’s Treasury, Tax and Loan deposit account; and U.S. Bankruptcy Trustees’ deposit accounts. The Bank has also pledged $15.5 million of securities to cover the Bank’s repurchase account program; of which only $833 thousand is required based on repurchase account balances at September 30, 2009.

Deposits

As of September 30, 2009, the Bank reported $326.1 million in deposits; which represents an increase of $10.0 million over total deposits reported as of December 31, 2008. This deposit growth was offset by a $21.3 million decrease in securities sold under agreement to repurchase. The decrease in repurchase account balances was primarily a result of larger customers, who have historically sought the protections offered by the repurchase program, being able to obtain FDIC insurance coverage in noninterest-bearing demand deposit accounts and low interest-bearing NOW accounts. These new FDIC coverage limits were obtained through the Banks’ participation in the Transaction Account Guarantee Program. The increases in noninterest-bearing demand deposit and NOW accounts totaled $24.7 million during the same period, and are primarily the result of transfers from existing repurchase program accounts.

As noted above, the Bank elected to participate in the temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). For participating FDIC-insured institutions, the Transaction Account Guarantee Program amended the amount of FDIC deposit insurance coverage available for noninterest-bearing transaction accounts, increasing it to 100% of the account balance. The Transaction Account Guarantee Program was set to expire on December 31, 2009, but was extended to June 30, 2010, giving banks the option of continuing their participation in the program. The Bank intends to participate in the program for the full term of this extension.

Certificates of deposit (CD) balances declined $9.7 million or 5.2% during the nine months ended September 30, 2009. This decrease was primarily the result of the Bank allowing certain brokered deposits to mature due to their relative cost, and because the CDs were not needed to fund loan growth.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates that the Bank pays to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity, particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first nine months of last year, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost of funds by over 91 basis points since September 30, 2008. Management expects the trend in cost of funds to continue, as longer term certificates of deposit re-price to current market rates.

Junior Subordinated Debentures

The Company had $5.2 million in junior subordinated debentures at September 30, 2009; most of the proceeds have been invested in the Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that is fixed through June 30, 2010. As of September 30, 2009, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2008 annual report on Form 10-K.

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

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At September 30, 2009, the Bank’s total capital to risk weighted assets was 12.3% compared to 10.46% reported as of December 31, 2008. The increased capital ratio reflects the Company’s investment of $7 million in the Bank, following receipt of the proceeds from the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury Department in February 2009.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors has increased the amount of the cash dividend paid per share by $0.02. The annual cash dividend per share declared and paid in 2008 was $0.20. A number of financial institutions have announced reductions in the payment of cash dividends over the past several months or, in some cases, the total elimination of cash dividends. In April 2009, the Board decided to defer any decision as to whether to pay a dividend this year until later in the year. The Company intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2009, the Bank had $56.4 million in commitments to extend credit; for the most part, the distribution of loan commitments, both as to type and quality, mirrors the distribution of outstanding loans detailed in Note 6 and elsewhere in this Report.

Letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. The credit risk involved is essentially the same as that involved in extending loan facilities to customers. At September 30, 2009, the Bank had issued $3.8 million in letters of credit.

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

The primary ongoing funding needs of the Company, separate from the Bank, include debt service on junior subordinated debentures and dividends on preferred stock. Liquidity needs of the Company have historically been met through dividends from the Bank. The Bank historically has relied upon the generation of local deposits to fund its investment in loans, securities and other assets. From time-to-time, the Bank generates funds by advertising its certificate of deposit rates on a national listing service. Public funds are another source of deposits and are typically received from the states of either Washington or Idaho. Public funds are stable, and are generally deposited with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds and pledge securities equal to 100% of the uninsured balance.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC increased the amount of deposit insurance available on individual accounts from $100,000 per account to $250,000 per account through December 31, 2013. The FDIC also implemented the Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts and transaction accounts paying less than 0.50% interest, regardless of dollar amounts. The Bank elected to participate in this program, which was set to expire on December 31, 2009, but has been extended to June 30, 2010.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity), include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At September 30, 2009, the Company had approximately $36.3 million of funds available on its FHLB line and $10.1 million of funds available on its federal funds lines with correspondent banks.

The Company can also increase its amount of brokered deposits. However, if the Bank were to become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At September 30, 2009, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its customers’ needs.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2009, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 13, 2009	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: November 13, 2009	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Bylaws of the Company. Filed as Exhibit 3.2 to the Company’s registration statement on Form 10-SB, filed with the SEC on April 30, 1998 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for the Company’s Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for the Company’s Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to Purchase Shares of the Company’s Series B Preferred Stock. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.