Form 10-K
period 2009-12-31
NORTHWEST BANCORPORATION INC
filed 2010-03-31
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,068,598.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2010, was 2,380,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 17, 2010 (the “2010 Proxy Statement”) have been incorporated by reference into Part III, items 11, 12 and 13 of this annual report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2009

PART I

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Item 1.	Business.

General

Northwest Bancorporation, Inc. (the “Company”), a Washington corporation incorporated in 1991, is a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In 1993, the Company became the bank holding company parent of Inland Northwest Bank (the “Bank”) by acquiring all the outstanding shares of common stock of the Bank in exchange for an equal number of shares of common stock of the Company. Since commencing operations, the Company’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been derived from the Bank. Although the Company’s management continues to consider the possibility of other business opportunities, the Company currently has not established any independent business activity apart from acting as the parent company of the Bank. The Company also owns one-hundred percent of the common stock of Northwest Bancorporation Capital Trust I, a trust established in 2005 for the purpose of issuing trust preferred securities; proceeds received by the trust from the issuance of the trust preferred securities were funded to the Company.

The Bank commenced operations in 1989 as a Washington state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions. The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in eastern Washington and northern Idaho. The Bank operates seven branch offices in Washington and four branches in Idaho.

The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280, Segments Reporting, for reporting of selected information about operating segments.

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank’s principal expenses are interest expense on deposits and borrowings, operating expenses, and the level of provision for loan losses. Funds for activities of the Bank are provided principally by operating revenues, deposit growth and repayment of outstanding loans and investments. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2009 and 2008 is set forth in Part II, Item 7 of this annual report on Form 10-K. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

Products and Services

The Bank promotes relationship-based products and services to meet the banking needs of its primary market area. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to medium-sized businesses.

A full range of deposit products is offered including noninterest bearing demand deposits, money market demand accounts, negotiable order of withdrawal (NOW) accounts, savings accounts, and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. Occasionally, the Bank solicits time deposits through brokers. Broker deposits are placed by brokers acting as an administrator, custodian, agent or trustee for funds placed at financial institutions on behalf of a third-party. Deposits of the Bank are insured by the Deposit Insurance Fund administered by the FDIC up to the maximum amount allowed by law.

Other services offered to the Bank’s depositors include: cash management services, wire transfers, ACH origination, merchant bankcard services, electronic bill payment, Internet banking, commercial remote deposit capture, ATM and debit cards, safe deposit boxes, and overdraft protection.

The Bank also engages in a full complement of commercial and consumer lending activities in its market area, with the main focus on commercial lending. The Bank primarily originates commercial real estate secured loans, which include loans secured by nonresidential property and loans on developed and undeveloped land. To a lesser extent, the Bank originates commercial loans not secured by real estate, one- to four-family and multi-family residential real estate loans, and other consumer loans. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis. Consumer loans consist of loans for a consumer purpose that are secured by collateral other than real estate, such as automobiles, recreational vehicles and boats, however such loans may also be made on an unsecured basis. The Bank also originates first mortgage residential loans, a majority of which are sold to the secondary mortgage market.

Market Area and Competition

The Bank’s primary market area is Spokane County, Washington, and Kootenai County, Idaho. Based on population estimates from the U.S. Census Bureau, 2006-2008 American Community Survey, the population of Spokane County is 455,204 and the population of Kootenai County is 134,072.

The Bank encounters vigorous competition in its primary market area for the attraction of retail deposits and the origination of loans. Our most direct competition for depositors has historically come from locally owned and out-of-state commercial banks, thrift institutions and credit unions operating in our primary market area. Our competition for loans also comes from banks, thrifts and credit unions in addition to mortgage bankers and brokers. With liberalization of interstate banking limitations and other financial institution regulations, increased competition and consolidation in the overall financial services industry, it is anticipated that competition will continue to increase in the future.

Regulation

General.    Bank holding companies and banks are extensively regulated under both federal and state law. The following information describes certain aspects of regulations applicable to the Company and the Bank, but does not purport to be complete and is qualified in its entirety by reference to the particular provisions of these regulations. In addition, federal and state regulations are subject to future changes that may have significant impact on the way in which bank holding companies and their subsidiaries (including banks) may conduct business. The likelihood and potential effects of such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, savings banks, thrift institutions and non-banking companies, including insurance companies, securities brokerage firms, mutual funds, investment banks and major retailers. Recent legislation also has broadened the regulatory powers of the federal banking agencies in a number of areas.

The Company.    As a bank holding company, the Company is subject to various regulations, including the following, some of which may have a material impact upon the Company’s future financial performance.

Bank Holding Company Act.    The Company is subject to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (collectively, the “Federal Reserve”). The Company is required to file with the Federal Reserve an annual report and any additional information that the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

Bank Acquisitions.    With some limited exceptions, the BHC Act requires a bank holding company to obtain prior approval from the Federal Reserve if the Company proposes to: (1) acquire all or substantially all of the assets of any bank, (2) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or (3) merge or consolidate with any other bank holding company. The BHC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

Change in Bank Control Act.    The acquisition of 10% or more of the Company’s outstanding shares by any person or group of persons may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, as amended, and the acquisition of control of the Company by another company would be subject to regulatory approval under the BHC Act.

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

Sarbanes-Oxley Act.    The Sarbanes-Oxley Act of 2002 requires the Company to comply with the internal controls and procedures for reporting companies established by Section 404. In addition, public accounting firms are required to prepare an attestation report for reporting companies for fiscal years ending after June 15, 2010.

Gramm-Leach-Bliley Act.    The Gramm-Leach-Bliley Financial Modernization Act (the “GLB”) authorizes a bank holding company to apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature, such as securities brokerage, insurance underwriting, and merchant banking. The Company has not made this application and is not currently engaged in such activities.

Capital Requirements.    The Federal Reserve has adopted capital adequacy guidelines for bank holding companies that are substantially similar to the FDIC guidelines that apply to the Bank. The guidelines provide that the Company must maintain a minimum ratio of 8% of qualified total capital to risk-weighted assets. At least half of total capital must be comprised of Tier 1 capital, for a minimum ratio of Tier 1 capital to risk-weighted assets of 4%. In addition, the Federal Reserve has established a minimum leverage ratio guideline of 4% for banks that meet certain criteria. The leverage ratio is the ratio of Tier 1 capital to total average assets, less intangibles. The Company is expected to be a source of capital strength for its subsidiary bank, and regulators can undertake a number of enforcement actions again the Company if its subsidiary bank becomes undercapitalized. Regulatory agencies could choose to raise capital requirements for banking organizations beyond current levels.

Legislative Initiatives to Address Financial and Economic Crisis.    In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“AARA”) was enacted, which among other things augmented certain provisions of EESA. EESA authorized the United States Department of Treasury (the “Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase "troubled assets" held by financial institutions.

In October 2008, the Treasury announced terms of the TARP Capital Purchase Program (“CPP”), through which the Treasury has made capital investments in banking institutions by purchasing senior preferred shares. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system. Only institutions determined to be eligible for CPP by the Treasury and the financial institution’s primary federal regulator were allowed to participate.

The Company elected to participate in the CPP and received $10.5 million through the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury. Terms of the CPP include: (1) dividends on the Series A preferred stock of 5% per year for the first five years, resetting to 9% per year after five years, and dividends on the Series B preferred stock of 9% per year; (2) common stock dividends cannot be increased for three years while the Treasury is an investor unless preferred stock is redeemed or consent from the Treasury is received; (3) after three years, the preferred shares may be redeemed by the Company at their issue price, plus all accrued and unpaid dividends, and, subject to approval by the Company’s banking regulators, the preferred shares may also be redeemed at any time if the Company chooses to replace them with newly raised equity capital; (4) dividends on the Series A and Series B preferred stock must be paid before other dividends can be paid; and, (5) compliance with executive compensation standards and restrictions established by the Treasury and the AARA. Additional disclosure regarding the details of this transaction, the agreements and other documents related to the transaction have been filed with the Securities and Exchange Commission (the “SEC”) and can be found on the SEC’s website at www.sec.gov. Additional details regarding the Capital Purchase Program can be found on the Treasury’s website at www.treas.gov/initiatives/eesa.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program”). The Company elected to participate in the Transaction Account Guarantee Program, which is set to expire on June 30, 2010.

The Bank.    As a Washington state-chartered commercial bank, with deposits insured by the Deposit Insurance Fund of the FDIC, the Bank is subject to various regulations, including the following:

Bank Regulation.    The Bank is subject to supervision, regulation and examination by the Divisions of Banking of the States of Washington and Idaho and by the FDIC. The Bank is subject to various requirements and restrictions under federal and state law, including (1) requirements to maintain reserves against deposits, (2) restrictions on the types, amount and terms and conditions of loans that may be granted, (3) limitations on the types of investments that may be made, the activities that may be engaged in, and the types of services that may be offered, and (4) standards relating to asset quality, earnings, and employee compensation.

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

FDIC Assessments.    The deposits of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The FDIC insures deposits up to prescribed limits for each depositor. In October 2008, the basic limit on federal deposit insurance coverage of interest bearing transaction accounts increased from $100,000 to $250,000 per depositor. In November 2008, the Bank elected to participate in the FDIC’s voluntary expanded insurance program, which provides full guarantee on all noninterest bearing transaction accounts held by any depositor, without charge to the depositor; this program expires on June 30, 2010. The DIF is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Due to demands on the DIF from banks that have failed in the troubled economy, the FDIC instituted a special assessment during 2009; this special assessment totaled $180 thousand for the Bank. In addition, the FDIC required institutions to prepay their assessments for 13 quarters (fourth quarter 2009 through fourth quarter 2012); the Bank paid $2.8 million for this prepaid assessment, which will be expensed over the 13 quarters and is subject to adjustment should actual results differ from estimated results or should the Bank’s risk profile change.

In addition to the FDIC assessments, all FDIC-insured depository institutions must pay a quarterly assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation (“FICO”). The FICO bonds were issued to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. FDIC-insured depository institutions paid approximately 1.06 basis points on average per $100 of DIF-assessable deposits in 2009. The FICO assessment rate established by the FDIC effective for the first quarter of 2010 is 1.06 basis points of assessable deposits.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. (See discussion of the components of these ratios in “The Company and the Bank—Risk-Based Capital Requirements” below.) The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2009, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized,” with ratios of 9.46%, 10.68% and 11.94%, respectively.

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

Gramm-Leach-Bliley Act.    In addition to other consumer privacy provisions, the GLB Act restricts the use by financial institutions of customers’ nonpublic personal information. At the inception of the customer relationship and annually thereafter, the Bank is required to provide its customers with information regarding its policies and procedures with respect to handling of customers’ nonpublic personal information. The GLB Act generally prohibits a financial institution from providing a customer’s nonpublic personal information to unaffiliated third parties without prior notice and approval by the customer.

Patriot Act.    The U.S.A. Patriot Act (“the Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on financial institutions to establish and maintain anti-money laundering policies and procedures, including a customer identification program.

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

Community Reinvestment Act.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2009 the Bank was rated “Satisfactory” with respect to compliance with the CRA.

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

Employees

The Bank employed 116 employees, representing 107 full-time equivalent positions as of December 31, 2009. The Company, separate from the Bank, does not have any compensated employees; however, the Company reimburses the Bank for time that Bank employees spend on Company business. In 2009, the Company reimbursed the Bank $77,622 for work performed by Bank employees.

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions and other statements contained in this release that are not historical facts and pertain to the Company’s future operating results. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Management may make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, ability to repay government funds, payment of dividends, adequacy of the Company’s allowance for loan and lease losses and provision for loan and lease losses, the Company’s real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that the Company files with the SEC. Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others.

Actual results may differ materially from the results discussed in these forward-looking statements, because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These include but are not limited to:

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

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, as updated periodically in the Company’s filings with the SEC. Unless legally required, the Company disclaims any obligation to update any forward-looking statements. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Available Information

The Company files reports with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site is www.sec.gov. The Company maintains a corporate website at www.inb.com and information can be found on this website under the Investor Relations menu. We will provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to Northwest Bancorporation, Inc., 421 W. Riverside Ave., Spokane, WA 99201, Attention: Lisa Sanborn, Corporate Secretary.

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

If any of the following risks actually occur, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We incurred significant losses over the last five quarters, and may continue do so in the future, and we can make no assurances as to when we will be profitable.

Cumulatively, since the fourth quarter of 2008, we have incurred a net loss available to common shareholders of $1.4 million, or a loss of $2.23 per common share, primarily due to increased provision for loan losses. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant loan costs throughout 2010, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional loan losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and the economy.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Overall, during the past year, the general business environment has had an adverse effect on our business, financial condition and results of operations, and we do not expect that the difficult conditions in the financial markets are likely to significantly improve in the near future. If market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

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

Liquidity is essential to our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings, the sale of securities or loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank of Seattle (“FHLB”) and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized,” we will be unable to continue with uninterrupted access to brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. There can be no assurance that additional borrowings, if sought, would be available to us or, if available, would be on reasonable terms. Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify our cash due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financials of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

The allowance for loan losses may not be adequate.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. The allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could adversely impact operating results.

The level of the allowance reflects management’s continuing evaluation of both qualitative and quantitative factors. These include prior loan loss experience, as well as an evaluation of inherent risks in the current loan portfolio. The amount of future loan losses is susceptible to changes in economic, political, regulatory, operating and other conditions that may be beyond the Company’s control, and these losses may exceed current estimates. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the allowance for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If additional increases in the allowance for loan losses become necessary, the Company will incur additional expense which may have a material adverse effect on our earnings.

Further downturn in our real estate markets could hurt our business.

Our business activities and credit exposure are primarily concentrated in parts of Washington and Idaho. As of December 31, 2009, approximately 80% of the book value of our loan portfolio consisted of real estate loans. While we do not have any sub-prime loans, our construction, land development and land loan portfolios, along with our commercial loan and certain other loans have been affected by the recent downturn in the residential and commercial real estate market. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market areas would affect our business. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. A borrower’s default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and workout of the loan. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Emergency measures designed to stabilize the U.S. financial markets are beginning to wind down.

Since mid-2008, a host of government actions have been implemented in response to the financial crisis and the recession. Some of the programs are beginning to expire and the impact of the wind-down of these programs on the financial sector and on the nascent economic recovery is unknown. As government support schemes are cancelled, changed or withdrawn, there is a possibility that we, along with other financial institutions, may have insufficient access to, or incur higher costs associated with, funding alternatives, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, a stall in the economic recovery or continuation or worsening of current financial market conditions could exacerbate these effects.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, demand for loans, securities and deposits, and the fiscal and monetary policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (1) our ability to originate loans and obtain deposits, (2) the fair value of our financial assets and liabilities, and (3) the average duration of our loans and securities which are collateralized by real estate. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans or other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Concern of customers regarding deposit insurance may cause a decrease in deposits.

With the increase of bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. We may see outflows of uninsured deposits as customers restructure their deposit relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage. Decreases in deposits may adversely affect our liquidity, funding costs and net income.

Deposit insurance premiums could be substantially higher in the future.

FDIC insurance premiums increased substantially in 2009, and we may have to pay much higher premiums in the future which will adversely affect earnings. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment which totaled $179,338 for the Bank. Additional special assessments may be imposed by the FDIC. Additionally, the FDIC issued a rule which required insured financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. This assessment of $2.8 million for the Bank was collected by the FDIC on December 31, 2009 and will be expensed over the period through 2012.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.

We may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock, which could dilute current shareholders’ ownership interest in the Company.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Because of our participation in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares.

The terms of the preferred stock the Company issued under the Treasury’s Capital Purchase Program could reduce investment returns to the Company’s common shareholders by restricting dividends and restricting capital management practices.

Without the prior consent of the Treasury, the Company is prohibited from increasing the Company’s common stock dividends for the first three years while the Treasury holds the preferred stock. Also, the Company is required to make quarterly dividend payments on the preferred stock until such time as the stock is redeemed by the Company. Payment of these dividends will decrease funds the Company may otherwise have available to pay dividends on the Company’s common stock and to use for general corporate purposes, including working capital. The Company is prohibited from continuing to pay dividends on its common stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury. In addition, our ability to repurchase our shares is restricted; the Treasury’s consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury.

The financial services industry is subject to extensive regulation.

The financial services industry is subject to extensive regulation, which is undergoing major changes. As financial institutions, the Company and the Bank are subject to laws, regulations, administrative actions and policies that govern financial institutions in each location in which we operate. In 2009, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in us becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services including an impact on mortgage modifications and foreclosures.

Our profitability depends significantly on economic conditions in the Pacific Northwest.

Our success depends primarily on the general economic conditions in the areas in which we conduct business. Unlike larger banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Inland Northwest. The local economic conditions in our market area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of collateral securing loans and the stability of our deposit funding sources. Adverse economic conditions unique to the Pacific Northwest could have a material adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions caused by inflation, natural disasters, recession, unemployment or other factors beyond our control could affect our local economic conditions and could adversely affect our financial condition and results of operations.

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

Because we are a holding company with no significant assets other than the Bank, we depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to pay dividends on our common stock or to make payments on our other obligations will, therefore, continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to the Company is subject to their ability to earn net income and to the regulatory authority of the Federal Reserve Board, the FDIC and the Washington State Division of Banking.

Holders of our trust preferred securities have rights that are senior to those of our common shareholders.

We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures issued to the special purpose trust are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

Because of our participation in Treasury’s Capital Purchase Program, we are subject to restrictions on compensation paid to our executives.

Pursuant to the terms of the Capital Purchase Program, we have adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds an investment in us. These standards generally apply to our most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply to our other senior executives. The standards include, among other things:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•

a required clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	a prohibition on making golden parachute payments to senior executive officers;

•	an agreement not to deduct for tax purposes annual compensation in excess of $500,000 for each senior executive officer; and

•	limitations on bonuses and incentive compensation.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

We are dependent on key personnel and the loss of one or more of those key personnel could harm our business.

As a community bank, our success depends greatly on the continued services of our senior management. Failure to attract, retain and motivate key employees could have an adverse effect on our results of operations, financial condition and prospects. In connection with the Company’s sale of preferred stock to the Treasury as part of its participation in the CPP, we agreed to abide by certain limitations on the compensation of certain executive officers. More stringent restrictions on executive compensation were imposed by Congress on CPP participants in February 2009 as part of the ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future that may also apply retroactively. These restrictions may have an adverse affect on our ability to attract and retain executive talent.

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

The Bank leases its principal office and main branch, which is located in the Paulsen Center in downtown Spokane. The Company’s registered office is also at this location. The Company pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive offices.

The Bank also owns the real property for the Northpointe and Ruby branches located in Spokane, Washington. In Idaho, the Bank owns the real property for the Coeur d’Alene, Post Falls, Hayden and Spirit Lake branches. The Bank owns the buildings for the Francis and South Hill branches, which are located on leased property.

The Bank owns property that was being held for future development located on East Sprague Avenue in Spokane. During 2008, the Bank identified and purchased an alternative site on East Sprague Avenue that the Bank deemed to be more suitable to replace the existing Spokane Valley grocery store branch, which the Bank leased. The original property is listed for sale. In February 2010, the Bank’s new Spokane Valley branch opened and the nearby grocery store branch was permanently closed.

Office space was leased by the Bank in the Marcus Whitman Hotel, located in Walla Walla, Washington, for a branch facility, however this branch was closed effective May 29, 2009, and the lease expired in December 2009.

We consider our facilities to be suitable and adequate for our current and immediate future purposes. As of December 31, 2009, the total net book value of the Company’s premises and equipment was $18.1 million.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on Issuer’s Common Equity

The Company’s common stock is traded on the OTC Bulletin Board under the symbol “NBCT.” At the close of business on December 31, 2009, there were 2,380,793 shares of common stock outstanding, held by approximately 573 shareholders of record, including shares held by 159 beneficial shareholders by 29 non-affiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “NBCT.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarter, for the Company’s last two fiscal years is set forth below.

	2009		2008
	High	Low	High	Low
First quarter	$6.00	$3.00	$15.48	$12.50
Second quarter	$6.00	$3.15	$12.75	$9.70
Third quarter	$4.00	$2.90	$10.75	$8.15
Fourth quarter	$5.00	$2.75	$9.30	$5.25

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

There were no common stock dividends declared or paid during 2008 or 2009. As a bank holding company that has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. Future dividend payments are at the discretion of the Board of Directors and are subject to a number of factors, including results of operations, general business conditions, financial condition, liquidity, and other factors deemed relevant. In addition, the Company’s and the Bank’s ability to pay future dividends is subject to certain regulatory requirements and restrictions as discussed above in the section entitled “Regulation” in Part I, Item 1 of this annual report on Form 10-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to the Company’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	108,354	$7.77	219,019
Equity compensation plans not approved by security holders	—	—	—

	108,354	$7.77	219,019

Recent Sales of Unregistered securities

None.

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

This Item is not applicable, because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Overview and Financial Highlights

We are a bank holding company providing banking and other financial services throughout Eastern Washington and North Idaho to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating commercial loans, real estate loans, Small Business Administration guaranteed loans and consumer loans. We derive our income primarily from interest received on real estate related loans, commercial loans and consumer loans and, to a lesser extent, interest on investment securities, fees received in connection with servicing loan and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans but we have also used brokered deposits to fund loan demand.

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

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the fiscal year ended December 31, 2009. When warranted, comparisons are made to the same period in 2008. The discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

The following summary financial information is derived from the consolidated financial statements and other data of the Company for the years ended December 31, 2009 and 2008:

	Twelve months ended
	2009	2008	% Change
($ in thousands, except per share data)
Results of Operations:
Interest income	$21,974	$23,124	-5.0%
Interest expense	8,226	10,250	-19.7%

Net interest income	13,748	12,874	6.8%
Provision for loan losses	7,347	3,955	85.8%

Net interest income after provision for loan losses	6,401	8,919	-28.2%
Noninterest income	3,183	2,473	28.7%
Noninterest expense	13,909	11,943	16.5%

Loss before income taxes	(4,325)	(551)	684.9%
Income tax benefit	(1,048)	(276)	279.7%

Net loss	(3,277)	(275)	1091.6%
Preferred stock dividends and discount accretion, net	595	—	—

Net loss applicable to common shares	$(3,872)	$(275)	1308.0%

Share Data:
Basic loss per common share	$(1.63)	$(0.12)
Diluted loss per common share	$(1.63)	$(0.12)

Selected Ratios:
Return on average assets	-0.97%	-0.07%
Return on average equity	-11.42%	-0.98%
Net interest income to average earning assets	3.67%	3.71%
Efficiency ratio	82.15%	77.90%
Noninterest income to average assets	0.80%	0.66%
Noninterest expense to average assets	3.49%	3.21%
Ending shareholders’ equity to average assets	8.48%	7.23%
Nonperforming loans to gross loans	3.63%	5.03%
Allowance for loan losses to gross loans	2.20%	1.39%

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, elsewhere in this Report. Management believes that the following policies would be considered critical under the SEC’s definition:

Allowance for Loan Losses

The allowance for losses on outstanding loans is classified as a contra-asset account offsetting outstanding loans on the consolidated statements of financial condition. The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses for outstanding loans is maintained at an amount that management believes will be adequate to absorb known and inherent losses in the loan portfolio. The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Revisions to these estimates and assumptions typically occur on a regular basis and may have a material impact on the Company’s consolidated financial statements or results of operations.

Foreclosed Real Estate and Other Repossessed Assets

Foreclosed real estate and other repossessed assets are recorded at the lower of estimated fair value, less costs to sell, or the carrying value of the defaulted loan on the acquisition date. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, the amounts ultimately recovered from property sales may differ substantially from the carrying value of the assets.

Fair Values

FASB ASC 820, Fair Value Measurements, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 20 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Results of Operations

Earnings

The Company recognized a loss of $3.9 million for the year ended December, 31, 2009 compared to a loss of $275 thousand for the year ended December 31, 2008. This reduction in earnings is due primarily to an increase in the provision for loan losses of $3.4 million and is a reflection of national and regional economic factors that affect our customers and their ability to repay loans as agreed. Additionally, the Company’s earnings applicable to common shares were further reduced by $595 thousand due to preferred stock dividends and discount accretion which is related to the Company’s issuance of preferred stock to the Treasury under the Capital Purchase Program. Return on average assets during 2009 was -0.97% compared to -0.07% during 2008, and return on average equity was -11.42% during 2009, compared to -0.98% in 2008. Despite the losses, the Company remained “well capitalized” at year end.

Net Interest Income

The largest component of the Company’s earnings is its net interest income, which is the difference between the income earned on assets and the interest paid on deposits and on borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest earning assets and the rates paid on its interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. Total interest earning assets yield less the total interest bearing liabilities rate represents the Company’s net interest rate spread.

Net interest income increased $874 thousand or 6.8%, to $13.7 million in 2009. This increase is largely a result of average loan balances being $21.5 million higher in 2009 compared to 2008. Although net interest income increased, the net interest margin as a percentage of earning assets decreased to 3.67% in 2009 from 3.71% in 2008. The Bank anticipates that competition and reduced loan production will continue to place pressure on its net interest margin. In 2010, management intends to reduce loan balances in an effort to improve the Bank’s on-balance sheet liquidity and regulatory capital ratios which will further negatively impact the net interest margin.

Interest income fell $1.2 million or 5.0% during 2009. Most of the interest the Bank earns comes from its loan portfolio. Despite an increase in loan balances, interest income on loans fell $731 thousand or 3.4%. Loan yield decreased 0.66% to 6.24% for 2009, from 6.90% for 2008, and is a result of the negative impact of lowering rates during 2008 and the lost interest income on our nonaccruing loans during 2009. The Bank did not introduce any new loan products during the year and did not change its loan pricing strategy. However, in the second half of 2008 and throughout 2009, the Bank significantly cut back lending for land acquisition and development, construction, and non-owner occupied real estate. The Bank redirected resources to focus more on commercial and industrial ("C & I") lending and the collection and workout of problem credits. Changes in yield for other earning assets resulted primarily from changes in market rates of interest between 2008 and 2009.

As previously mentioned, lower rates paid on deposits and securities sold under repurchase agreements was the largest contributing factor to the Company’s increase in net interest income. The average cost of deposits decreased from 3.56% in 2008 to 2.66% in 2009, and the average cost of securities sold under repurchase agreements decreased from 1.23% in 2008 to 0.25% in 2009.

Average Balances, Rates, and Interest Income and Expense.    The following table sets forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	Year Ended December 31,
	2009			2008
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$336,346	$20,996	6.24%	$314,862	$21,727	6.90%
Taxable investments	21,120	686	3.25%	20,823	1,019	4.89%
Nontaxable investments [3]	8,869	275	3.10%	7,301	258	3.53%
FHLB stock	1,201	—	0.00%	831	6	0.72%
Federal funds sold & interest-bearing deposits with banks	6,882	17	0.25%	3,646	114	3.13%

Total interest earning assets	374,418	21,974	5.87%	347,463	23,124	6.66%
Less reserve for probable loan losses	(5,529)			(3,171)
Cash and due from banks	8,870			7,377
Other non-earning assets	20,872			20,863

Total assets	$398,631			$372,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	18,208	97	0.53%	13,057	118	0.90%
Money market accounts	27,319	246	0.90%	32,302	554	1.72%
Savings accounts	42,108	534	1.27%	31,342	715	2.28%
Time certificates of deposit	179,835	6,228	3.46%	173,064	7,517	4.34%

Total interest bearing deposits	267,470	7,105	2.66%	249,765	8,904	3.56%
Securities sold under repurchase agreements	2,769	7	0.25%	18,463	228	1.23%
Borrowed funds	21,592	803	3.72%	19,682	806	4.10%
Junior subordinated note [4]	5,155	311	6.03%	5,155	312	6.05%

Total borrowed funds	29,516	1,121	3.80%	43,300	1,346	3.11%

Total interest bearing liabilities	296,986	8,226	2.77%	293,065	10,250	3.50%
Demand deposits	63,572			49,162
Other liabilities	4,159			2,350
Shareholders’ equity	33,914			27,955

Total liabilities and shareholders’ equity	$398,631			$372,532

Net interest income		$13,748			$12,874

Net interest spread			3.10%			3.16%

Net interest income to average earning assets (margin)			3.67%			3.71%

COMMENTS:

1.	Nonaccrual loan balances are included in average loan balances as loans carrying a zero yield.
2.	Loan fee income in the amount of $608 thousand and $441 thousand is included in loan interest income for 2009 and 2008, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

Rate/Volume Analysis.    The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/volume column shows the effects attributable to changes in both rate and volume (changes in rate multiplied by changes in volume).

	2009 over 2008				2008 over 2007
	Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$1,482	$(2,072)	$(141)	$(731)	$5,015	$(3,332)	$600	$2,283
Securities	99	(391)	(30)	(322)	(493)	(211)	129	(575)
Fed funds sold/interest-bearing balances	101	(105)	(93)	(97)	(96)	(63)	(193)	(352)

Total interest earning assets	1,682	(2,568)	(264)	(1,150)	4,426	(3,606)	536	1,356
Interest bearing liabilities
NOW accounts	47	(48)	(20)	(21)	(2)	(8)	(13)	(23)
Money market accounts	(85)	(263)	40	(308)	(50)	(126)	(72)	(248)
Savings accounts	246	(318)	(109)	(181)	299	151	71	521
Time certificates of deposit	294	(1,523)	(60)	(1,289)	1,176	(1,219)	1,207	1,164
Securities sold under repurchase agreements	(194)	(181)	154	(221)	(186)	(740)	14	(912)
Borrowed funds	78	(74)	(7)	(3)	915	(186)	(263)	466
Junior subordinated debentures	—	(1)	—	(1)	—	—	—	—

Total interest bearing liabilities	386	(2,408)	(2)	(2,024)	2,152	(2,128)	944	968

Total increase (decrease) in net interest income	$1,296	$(160)	$(262)	$874	$2,274	$(1,478)	$(408)	$388

During 2009, the decrease in interest income was primarily related to decreases in loan rates but also to lower rates earned on securities and federal funds sold. The decrease in interest income was more than offset by a reduction in rates paid on interest bearing deposits and securities sold under repurchase agreements.

Interest Rate Risk

The Bank seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. Accordingly, the Bank’s interest rate sensitivity is monitored by its Asset and Liability Committee ("ALCO") on an ongoing basis. The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. An interest rate simulation model is utilized as a quantitative tool to monitor the impact of changing interest rates on net interest income and the economic value of equity. To evaluate changes in net interest income, the model uses various assumptions and considers the maturity and repricing characteristics of interest bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. The simulation model captures the impact of interest rate changes on the net value of future cash flows, which is the economic value of equity ("EVE"). Net interest income simulation measures exposure over a relatively short time period of 12 months and the EVE simulation measures exposure over the estimated remaining life of all balance sheet positions. Notwithstanding the Bank’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

Presented below are the results of the simulation performed on the Bank’s financial information as of December 31, 2009 and 2008. Immediate rate increases of 100, 200 and 300 basis points were modeled, while rate a decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest repricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in EVE
	2009	2008	2009	2008
+300	-11.5%	9.2%	-36.6%	-30.6%
+200	-8.0%	2.7%	-24.8%	-72.3%
+100	-4.0%	-0.2%	-12.9%	-12.8%
-25	-0.8%	-0.1%	2.9%	3.3%

As noted above, computation of the prospective effect of hypothetical interest rate changes is based on a number of assumptions and results could vary significantly if different assumptions were used. The assumptions relied upon in making these calculations include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to repricing react to changes in market interest rates, the degree to which non-maturity deposits (i.e. demand deposits) react to changes in market rates, expected prepayment rates, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. In addition, the analysis does not reflect future actions that the Bank’s ALCO might take in responding to or anticipating changes in interest rates. Accordingly, although the above table provides an indication of the Bank’s sensitivity to interest rate changes at a point in time, these estimates are not intended to, and do not provide, a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income or economic value of equity.

Provision for Loan Losses

Our provision for loan losses represents an expense against income that allows us to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio.

The 2009 provision for loan losses was $7.3 million, a substantial increase over the $4.0 million expensed in 2008. The higher provision for loan losses reflects the trend in the level of loan delinquencies, net charge-offs, and nonperforming assets which are largely related to overall deteriorating economic conditions. As of December 31, 2009, total nonperforming loans, which include nonaccrual loans and accruing loans past due over 90 days, decreased to 3.63% of total loans compared to 5.03% at December 31, 2008. Management continues to aggressively identify and resolve problem assets.

Net charge-offs in 2009 were $5.0 million (1.49% of average gross loans), compared to net charge-offs of $1.9 million (0.61% of average gross loans) reported in 2008. As a percentage of average loans outstanding during the year, net loan losses in 2009 were significantly higher than the five-year average of 0.44%. The majority of net loan charge-offs in 2009 were due to losses related to real estate secured loans (61% of total net charge-offs) and commercial non-real estate secured loans (37% of total net charge-offs).

Management plans to add $600 thousand to the reserve each quarter in 2010, which we expect will adequately protect the Bank from risk in the current loan portfolio.

Noninterest Income

Noninterest income in 2009 was $3.2 million, an increase of $710 thousand, or 28.7%, from the same period in 2008.

The largest contributor to the rise in noninterest income in 2009 was an increase of $281 thousand, or 64%, in net gains from sale of loans which represents income from the origination and sale of residential mortgage loans. Mortgage loan income increased as many consumers refinanced their mortgage loans in 2009 to take advantage of lower loan rates and to obtain access to available equity in their homes. These loans are typically sold on the secondary mortgage market.

Service charges on deposit accounts increased $245 thousand, or 20%, in 2009. Of this increase in account service charges, nearly $200 thousand is attributable to income from net charges on non-sufficient funds ("NSF") checks and was a result of increasing the individual NSF check charge from $28 to $30 per item and implementation of a new overdraft privilege program.

Other noninterest income was $991 thousand in 2009, compared to $802 thousand in 2008. Included in noninterest income during 2009 was a gain of $145 thousand from death benefits received under certain bank-owned life insurance policies related to the unfortunate passing of the Bank’s Chief Financial Officer in January 2009. The remainder of the growth in noninterest income during 2009 was due to increases in sundry recoveries (partially offset by increased sundry losses) and debit card interchange fee income (offset by increased debit card expenses).

Noninterest Expense

Noninterest expense increased from $11.9 million for 2008 to $13.9 million for 2009, representing an increase of 16.5%.

Salaries and employee benefits for 2009 decreased 1.5%, or $99 thousand, compared to 2008. Contributing to the overall decrease were cost cutting measures taken to reduce staffing levels and reductions in the amount of incentive compensation paid to loan officers for commercial loan production. Full-time employee equivalents (“FTEs”) shrunk 7.8% from 116 FTEs at the end of 2008 to 107 FTEs at the end of 2009. Offsetting most of the cost savings in reducing FTEs were increases in mortgage loan officer commissions (offset by increases in gains from sale of loans) and a reduction in loan origination fee credits due to decreased loan volume.

During 2009, occupancy and equipment expense was $426 thousand higher than in 2008 with $246 thousand of that amount related to increased depreciation and amortization expense. The addition of two new free-standing branches to the Bank's branch network in June 2008 and December 2008 was the primary cause of the increased expense.

Advertising and promotion expense for 2009 declined $201 thousand, or 37.6%, compared to 2008 and was a result of management’s conscious effort to reduce operating costs.

Net losses on foreclosed real estate and other repossessed assets were $802 thousand in 2009 compared to $0 in 2008. The increase is primarily due to higher foreclosed real estate balances and write-downs resulting from adverse economic conditions which caused real estate values to decline.

Other operating expenses increased from $2.9 million for 2008 to $3.9 million for 2009. Over half of this $1.0 million increase is related to FDIC insurance premiums, which rose sharply from $232 thousand in 2008 to $805 thousand in 2009. This $573 thousand, or 247%, increase is a result of higher deposit balances upon which premiums are calculated, higher assessment rates that are based on supervisory ratings and certain financial ratios of each financial institution, the Bank’s election to participate in the FDIC’s Transaction Account Guarantee Program, and a special assessment of $180 thousand imposed by the FDIC during the second quarter of 2009. Legal fees grew $202 thousand in 2009 over the prior year due to higher levels of nonperforming assets and delinquent loans, participation in the Treasury’s Capital Purchase Program, and general expenses related to being an SEC reporting company. Also, other loan collection costs related to maintaining other real estate owned and accrual of real estate taxes for other real estate owned or for properties securing nonperforming loans increased $83 thousand, or 97%, during 2009 compared to 2008.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2009, was $1.0 million compared to income tax benefit of $276 thousand for the same period in 2008, which equates to effective tax rates of 24.2% and 50.1%, respectively. Without the effects of deferred taxes and deferred tax valuation allowances, the effective tax rates were 26.5% and 21.7% for 2009 and 2008, respectively.

The provision for income taxes was increased by $742 thousand during the fourth quarter of 2009 to establish an allowance against the Company’s net deferred tax asset. For further discussion about this allowance, see the section entitled “Deferred Tax Asset” below.

Preferred Stock Dividends and Discount Accretion

In connection with preferred stock issued to the Treasury under the Capital Purchase Program in February 2009, the Company accrued preferred stock dividends and accreted the related net discount in the amount of $595 thousand during 2009.

Balance Sheet

Securities

The Bank’s securities portfolio consists primarily of U.S. government agency securities, municipal securities and mortgage backed securities. As of December 31, 2009, the Bank had $24.8 million in securities classified as available for sale, which was an increase of $6.1 million from December 31, 2008. The increase is attributable to a reclassification of the Bank’s entire portfolio of securities classified as held to maturity with an amortized cost of $9.6 million and a fair value of $9.9 million to the available for sale classification on August 31, 2009. Securities with an amortized cost totaling $16.4 million and $25.8 million as of December 31, 2009 and 2008, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. At December 31, 2009, we had no securities in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The following table sets forth the amortized cost and fair values of our securities portfolio as of the dates indicated:

	December 31, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$8,101	$8,014	$8,491	$8,646
U.S. treasury securities	—	—	2,998	3,000
Corporate debt obligations	1,541	1,519	500	482
State and municipal securities	9,615	9,978	—	—
Mortgage backed securities	4,963	5,297	6,310	6,594

	$24,220	$24,808	$18,299	$18,722

Securities held to maturity:
State and municipal securities	$—	$—	$7,512	$7,734

The table below sets forth the scheduled maturities and weighted-average yields of debt securities at December 31, 2009. Weighted-average yields are not presented on a tax-equivalent basis.

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
U.S. government agency securities	$1,016	4.92%	$532	4.80%	$1,975	3.54%	$4,490	4.21%	$8,013	4.17%
U.S. treasury securities	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Corporate debt obligations	—	0.00%	—	0.00%	1,519	5.22%	—	0.00%	1,519	5.22%
State and municipal securities	321	3.48%	3,331	5.22%	5,294	5.43%	1,033	7.08%	9,979	5.47%
Mortgage backed securities	—	0.00%	—	0.00%	63	5.66%	5,234	5.35%	5,297	5.35%

	$1,337	4.58%	$3,863	5.16%	$8,851	4.98%	$10,757	5.04%	$24,808	5.01%

Loans

Net loans outstanding at December 31, 2009 were $314 million, a decrease of $20 million, or 6.0%, from year-end 2008. This decrease is mainly attributable to transfers to foreclosed real estate and other repossessed assets totaling $5.1 million, a provision for loan losses totaling $7.3 million offset by $5.0 million in net loan charge-offs, and net loan attrition of $12.6 million.

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
1-4 family and multi-family real estate loans	$48,365	15.0%	$41,453	12.2%	$35,679	12.8%	$25,805	11.8%	$28,186	14.9%
Commercial real estate loans	137,225	42.7%	131,597	38.7%	103,354	37.2%	77,497	35.5%	82,232	43.6%
Commercial construction loans	34,217	10.6%	53,039	15.6%	45,326	16.3%	35,948	16.5%	13,970	7.4%
Commercial non-real estate loans	55,071	17.1%	65,656	19.3%	58,103	20.9%	48,170	22.1%	49,790	26.4%
Land and land development loans	36,834	11.4%	37,927	11.2%	26,426	9.5%	22,703	10.4%	10,454	5.5%
Consumer loans	10,166	3.2%	10,316	3.0%	9,180	3.3%	7,985	3.7%	4,211	2.2%

Total gross loans	321,878	100.0%	339,988	100.0%	278,068	100.0%	218,108	100.0%	188,843	100.0%

Allowance for loan losses	(7,082)		(4,737)		(2,711)		(2,586)		(2,252)
Net deferred loan fees	(643)		(946)		(644)		(400)		(273)

Total loans, net	$314,153		$334,305		$274,713		$215,122		$186,318

As detailed above, the largest category of reduction in loan balances from 2008 to 2009 was in commercial construction loans, which declined $18.8 million, followed by a decline in commercial non-real estate loans of $10.6 million. These loan reductions were partially offset by increases of $5.6 million in commercial real estate loans and $6.9 million in 1-4 family and multi-family real estate loans.

Management plans to further reduce loan balances as part of a strategy to re-balance assets and liabilities and focus closely upon asset quality. As part of this strategy, the Bank has implemented more stringent lending practices, has discontinued purchasing new loans from other banks, and is currently discouraging its loan officers from originating new loans for land development, speculative construction and non-owner occupied commercial real estate.

The table below presents the maturity distribution and interest rate structure for loans outstanding as of December 31, 2009. The dollar amount of loans maturing are based on their contractual terms to maturity and does not include scheduled payments or potential prepayments. The average life of loans is typically less than their contractual maturities because of principal repayments and prepayments.

	Maturity				Rate Structure
	Within one year	One to five years	Over five years	Total	Fixed rate	Variable rate
	($ in thousands)
1-4 family and multi-family real estate loans	$8,488	$12,029	$27,848	$48,365	$16,878	$31,487
Commercial real estate loans	11,472	46,782	78,971	137,225	37,814	99,411
Commercial construction loans	33,290	927	—	34,217	6,642	27,575
Commercial non-real estate loans	28,434	17,097	9,540	55,071	21,917	33,154
Land and land development loans	29,807	3,420	3,607	36,834	12,481	24,353
Consumer loans	2,229	1,751	6,186	10,166	6,516	3,650

	$113,720	$82,006	$126,152	$321,878	$102,248	$219,630

Variable interest rate loans comprised 68% and 73% of our portfolio as of December 31, 2009 and 2008, respectively.

Nonperforming assets include foreclosed real estate and other repossessed assets and loans that are 90 or more days past due. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and any unpaid accrued interested is reversed and charged against income. Real estate or other assets that we acquire as a result of foreclosure or repossession are initially recorded at fair value while holding costs and declines in fair value after acquisition of the property result in charges against income. As a result of current market conditions, the Bank has been ordering updated appraisals more frequently. The fair value of property is adjusted down if appraisals indicate the value has declined below its carrying value.

Nonperforming assets decreased $3.5 million, or 18.4%, to $15.3 million at December 31, 2009, compared to $18.8 million at December 31, 2008. Nonperforming assets as a percentage of total assets was 3.9% and 4.7% at December 31, 2009 and 2008, respectively. The following table shows a summary of nonperforming assets and restructured notes for the periods covered in this report:

	December 31,
	2009	2008
	($ in thousands)
Loans accounted for on a nonaccrual basis	$11,676	$16,030
Loans contractually past due 90 days or more as to interest or principal	—	1,081

Total nonperforming loans	11,676	17,111
Foreclosed real estate and other repossessed assets	3,672	1,702

Total nonperforming assets	$15,348	$18,813

Restructured notes included in nonaccrual loans	$5,315	$1,545
Performing restructured notes	202	289

Total restructured notes	$5,517	$1,834

Nonaccrual loans decreased $4.4 million, or 27%, from $16.0 million at December 31, 2008, to $11.7 million at December 31, 2009. Part of the decrease in nonaccrual loans was offset by a $2.0 million increase in foreclosed real estate and other repossessed assets. Of the $11.7 million in nonaccrual loans, management believes $4.7 million is well protected by collateral and is expected to be paid in full. The majority of the remaining $7.0 million is supported by collateral but carries a risk of loss for a portion of the outstanding balance. Where a risk of loss has been identified an appropriate reserve for loss has also been established through an impaired loan analysis which considers estimated fair value of collateral net of selling costs. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt.

Over half of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the borrowers so that these loans can be paid or restructured as performing assets.

One nonaccrual loan for nearly $2 million is well collateralized and is subject to a purchase and sale agreement from a new borrower. Closing of that transaction is expected by the end of April 2010 and should result in a full recovery of all remaining principal and interest due. Another local borrower, with approximately $1.6 million outstanding, is reasonably current on payments in a workout plan that is expected to result in repayment of all principal and some of the past due interest; a restoration to accrual status in the next 6 months is likely. One loan for about $400 thousand is up for foreclosure sale in March 2010 and has already received the attention of an interested buyer. A few additional smaller loans totaling about $400 thousand are subject to legal action or demands that may result in foreclosure. The impairment analysis for these loans establishes a reserve for potential losses when deemed appropriate based on management’s analysis.

Foreclosed real estate and other repossessed assets increased from $1.7 million at December 31, 2008, to $3.7 million at December 31, 2009. The three largest foreclosed real estate properties consist of developed lots in Cowlitz, Spokane and Whatcom counties. Other developed lots are in Spokane and Kootenai counties. There are five single family homes and two mobile homes. Two of the seven homes are under contract for sale. Most of the properties are listed for sale under marketing plans intended to liquidate properties in a responsible and timely manner.

Restructured notes increased significantly from $1.8 million at December 31, 2008, to $5.5 million at December 31, 2009. This is primarily the result of continuing negotiations related to troubled loans and identification of workout plans that are documented with forbearance or other agreements specifying the terms of those plans. The intention of such agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. An increase in restructured notes was expected by management as a result of the Bank’s collection efforts under current circumstances.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are deemed necessary, a provision for loan losses is charged to earnings. In estimating the allowance for loan losses, management considers a number of factors, including: review of specific impaired loans; historical loan loss experience; quality, mix and size of loan portfolio; type and value of collateral; current and anticipated economic conditions; and other relevant factors. When there is clear evidence of an economic downturn, higher levels of reserves may be warranted. Since loan losses have significantly increased over the last 18 months, management has shifted from using a five-year weighted average historical loss experience to a two-year weighted average.

As of December 31, 2009, the allowance for loan losses was $7.1 million, an increase of $2.3 million, or 50%, over December 31, 2008. These allowance balances represent 2.2% and 1.4% of gross loans outstanding as of December 31, 2009 and 2008, respectively. The increase in the allowance for loan losses was driven primarily by a higher level of estimated required reserves as a result of ongoing depressed economic conditions in our market areas.

The following table provides a summary of activity in the allowance for loan losses and an analysis of losses by loan type as of December 31 for each of the last five years:

	2009	2008	2007	2006	2005
	($ in thousands)
Balance of allowance for loan losses, beginning of year	$4,737	$2,711	$2,586	$2,252	$1,944
Loan charge-offs:
Commercial	2,038	361	34	28	14
Real estate	3,061	1,465	125	—	25
Installment and credit card	86	131	90	21	68

Total charge-offs	5,185	1,957	249	49	107
Recoveries of previous loan losses:
Commercial	165	—	3	—	8
Real estate	13	21	17	17	25
Installment and credit card	5	7	2	27	30

Total recoveries	183	28	22	44	63

Net charge-offs	5,002	1,929	227	5	44
Provision for loan losses	7,347	3,955	352	339	352

Balance of allowance for loan losses, end of year	$7,082	$4,737	$2,711	$2,586	$2,252

Ratio of net charge-offs to average gross loans outstanding	1.49%	0.61%	0.09%	0.00%	0.03%

A majority of net loan charge-offs in 2009 and 2008 were from real estate secured loans and commercial non-real estate secured loans and are primarily attributable to the depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of total loans in each category to total loans as of December 31:

	2009		2008
		Percent		Percent
	Amount	of Loans	Amount	of Loans
	($ in thousands)
Construction and land development	$1,801	22.2%	$1,293	21.4%
Secured by farmland	3	0.4%	9	0.5%
Home equity loans	483	6.4%	205	8.4%
Revolving loans secured by 1-4 family residential	122	3.8%	18	0.4%
Secured by multi-family residential	23	5.2%	151	3.3%
Secured by non-farm, non-residential real estate	1,244	40.8%	1,277	43.6%
Commercial and industrial loans	2,659	17.0%	1,448	18.5%
Loans to individuals	115	2.9%	138	3.3%
Credit card loans	18	0.4%	37	0.3%
All other loans and leases	—	0.0%	3	0.0%
Mortgage loans held for sale	—	1.0%	1	0.3%
Supplementary allowance/non-specific factors	614	n/a	157	n/a

	$7,082	100.0%	$4,737	100.0%

Loans held for sale increased $2 million to $3.1 million at December 31, 2009, compared to $1.1 million at December 31, 2008. The increase is a result of higher mortgage loan volume and timing of loan sales.

Premises and Equipment

Premises and equipment, net, increased from $16.6 million at December 31, 2008, to $18.1 million at December 31, 2009. The increase is primarily attributable to construction of the new Spokane Valley branch which opened in February 2010 and replaced the nearby grocery store branch.

Deferred Tax Asset

At December 31, 2009, the Bank had a recorded net deferred tax asset of $291 thousand which compared to a net deferred tax asset of $444 thousand at December 31, 2008.

The most significant component in the calculation of net deferred tax asset relates to the provision for loan losses. For tax purposes and to simplify disclosure, loan losses can be expensed as they are incurred; for financial statement purposes, however, an expense is recorded in anticipation of future loan losses and funded to the allowance for loan losses. From inception and through the end of 2009, the Bank has expensed significantly more to the allowance for loan losses than the IRS allows as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $1.9 million. Offsetting that tax asset, the Company has recorded the accelerated depreciation allowed by the IRS and has thereby reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Company assets, financial statement depreciation and tax depreciation are expected to offset each other and the Company expects to pay the taxes that the IRS has previously allowed to be deferred; the Company has recognized the difference as a liability in the amount of $1.1 million. Other tax asset and tax liability balances are detailed in Note 12 to the Consolidated Financial Statements, located in Part II, Item 8 of this annual report on Form 10-K.

During the fourth quarter of 2009, the Company recorded a valuation allowance of $742 thousand against its net deferred tax asset of $1.0 million due to uncertainty about the Company’s ability to generate taxable income in the near term; the valuation allowance of $742 thousand had the effect of increasing the provision for income taxes in 2009. There was no prior valuation allowance recorded. The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Deposits

Our primary source of funds is our deposit accounts. These deposits are provided primarily by individuals and businesses within our market area. Deposits increased $21.7 million, or 6.9%, to $337.8 million at December 31, 2009, from $316.1 million at December 31, 2008. The following table reports balances of our deposit products at December 31 for the period indicated:

	2009		2008
	Amount	Percent	Amount	Percent
	($ in thousands)
Noninterest bearing demand deposits	$63,850	18.9%	$46,900	14.8%
Money market	23,005	6.8%	29,924	9.5%
NOW accounts	35,507	10.5%	14,278	4.5%
Savings deposits	42,321	12.5%	38,363	12.1%
Time certificates of deposit, non-brokered	136,632	40.5%	151,378	47.9%
Time certificates of deposit, brokered	36,462	10.8%	35,211	11.1%

	$337,777	100.0%	$316,054	100.0%

The increase in deposits during 2009 was primarily due to an increase in noninterest bearing demand deposits and NOW accounts, partially offset by a decrease in time certificates of deposit and money market accounts.

During 2009, noninterest bearing demand deposits increased nearly $17.0 million or 36.1%, and NOW accounts increased $21.2 million, or 148.7%. Growth in these accounts appears to be a continuation of increased customer confidence following the Bank’s participation in the FDIC’s Transaction Account Guarantee program ("TAGP"), which provides a temporary unlimited guarantee of funds in transaction accounts. The TAGP is set to expire on June 30, 2010.

Non-brokered time certificates of deposit ("CD") balances declined $14.7 million, or 9.7%, during 2009. This decrease was primarily because the Bank did not need CD balances to fund loan growth. In addition, some customers moved CD and money market balances into transaction accounts with higher yields, such as the High Yield Savings account or the Reward Checking NOW account. Brokered CD balances increased just $1.3 million, or 3.6%; the amount of brokered deposits in the future will be contingent upon current market rates as compared to retail deposits and FHLB advances and the desire for additional liquidity.

The average balances of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	($ in thousands)
Noninterest bearing demand deposits	$63,572	0.00%	$49,162	0.00%

Interest bearing deposits:
NOW accounts	18,208	0.53%	13,057	0.90%
Money market accounts	27,319	0.90%	32,302	1.72%
Savings accounts	42,108	1.27%	31,342	2.28%
Time certificates of deposit	179,835	3.46%	173,064	4.34%

Total interest bearing deposits	$267,470	2.66%	$249,765	3.56%

Competition in the Bank’s primary market area has made it difficult to significantly reduce the rates paid to customers on their deposits. In order to retain existing deposits and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to 2008, the Bank has been successful in decreasing deposit rates and reducing the Bank’s average cost by 90 basis points for the year ended December 31, 2009.

Maturities of time certificates of deposit with balances of $100,000 or more are shown below as of December 31:

	2009	2008
	($ in thousands)
Less than 3 months	$12,503	$21,630
3 months to 6 months	10,956	7,093
6 months to 1 year	32,511	22,080
1 year to 5 years	20,013	34,747
Over 5 years	—	595

	$75,983	$86,145

Securities Sold Under Agreements to Repurchase

Deposit growth was offset by a $21.8 million decrease in securities sold under agreements to repurchase during 2009. This decrease was primarily a result of larger customers, who have historically sought the protections offered by the repurchase program, being able to obtain FDIC insurance coverage through the TAGP for noninterest bearing demand deposit accounts and low interest bearing NOW accounts. The decrease in securities sold under agreements to repurchase had the favorable effect of improving the Bank’s liquidity as investments securing these accounts were no longer required to be pledged.

Borrowings

Deposit accounts are the Bank’s primary source of funds. However, the Bank relies upon advances from the Federal Home Loan Bank and other borrowings to fund asset growth, restructure liabilities and meet cash flow requirements. As of December 31, 2009, borrowed funds totaled $18.9 million compared to $29.1 million as of December 31, 2008. The decrease in borrowed funds is a result of payments made on advances from the Federal Home Loan Bank and other borrowed funds during the year.

The Company had $5.15 million in junior subordinated debentures which is included in borrowed funds at December 31, 2009 and 2008. Most of the proceeds from the debentures were funded to the Bank and used primarily for branch expansion and relocation. As of December 31, 2009, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Capital Resources

Capital is the shareholders’ investment in the Company. Capital grows through the retention of earnings and the sale of new stock, including the exercise of stock options, and decreases through the payment of dividends and the repurchase of outstanding shares. Stock dividends do not affect capital. Capital formation allows the Company to grow assets and provides strength in times of adversity and flexibility in times of opportunity.

Shareholders’ equity was $33.8 million at December 31, 2009, compared with $26.9 million at December 31, 2008, with the increase mainly a result of capital raised through the Treasury’s Capital Purchase Program offset by a net loss recorded during 2009. Shareholders’ equity as a percent of total assets increased 186 basis points from 6.73% at December 31, 2008, to 8.59% at December 31, 2009. Below is a detailed summary of changes in the Company's shareholders’ equity accounts from December 31, 2008 through December 31, 2009 (dollars in thousands):

Beginning shareholders’ equity, December 31, 2008	$26,919
Net loss for the year ended December 31, 2009	(3,277)
Additions relating to stock-based compensation	36
Additions from shares issued under the Director Stock Compensation Plan	22
Issuance of preferred stock to Treasury under Capital Purchase Program	10,500
Preferred stock dividends	(503)
Change in accumulated other comprehensive loss	109

Ending shareholders’ equity, December 31, 2009	$33,806

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity and trust preferred securities, less unrealized gains or losses on securities available for sale. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital, for purposes of computing regulatory capital ratios, consists of the sum of Tier 1 and Tier 2 capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.

The following table provides the Company and the Bank’s regulatory capital and capital ratios as of December 31, 2009:

	Company	Bank
	($ in thousands)
Tier 1 capital	$38,417	$37,374
Tier 2 capital	4,423	4,410

Total qualifying capital	$42,840	$41,784

Risk-adjusted total assets	$351,030	$349,960

Capital ratios:
Total risk-based capital	12.20%	11.94%
Tier 1 risk-based capital	10.94%	10.68%
Tier 1 leverage ratio	9.76%	9.46%

All of the capital ratios above for the Company and the Bank exceeded regulatory minimum capital requirements at December 31, 2009, and the Bank fell under the “well capitalized” designation, which is the FDIC’s highest capital rating. Further information regarding actual and required capital ratios is provided in Note 18 of the Consolidated Financial Statements in Part II, Item 8 below.

In February 2009, the Company received $10.5 million in proceeds from the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury under the Capital Purchase Program. From these proceeds, the Company invested $7 million in the Bank, paid off a $2.9 million note payable, and retained the remainder for operating cash.

The Company received cash dividends from the Bank totaling $50 thousand and $800 thousand during the years ended December 31, 2009 and 2008, respectively. These dividends contributed to the Company’s ability to meet its operating needs, including interest costs related to loans, junior subordinated debt, and preferred stock dividends. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

The Company has the potential to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. There can be no assurance the Company will be able to raise additional capital if needed or on terms acceptable to us.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first common stock cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. The annual cash dividend per common share declared in 2008 was $0.20, which computes to a dividend payout ratio of -166.7%. A number of financial institutions have announced reductions in the payment of cash dividends over the past year or, in some cases, the total elimination of cash dividends. The Company declared no dividends in 2009, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury for any increase, during the three year period from February 13, 2009, in the payment of dividends by the Company that would exceed the last annual cash dividend of $0.20 per share. Prior consent of Treasury will also be required after February 13, 2012 until February 13, 2019 for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank's exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2009 and 2008, commitments to extend credit totaled $63.5 million and $75.3 million, respectively, and letters of credit totaled $3.7 million and $4.0 million, respectively.

The table below presents a summary of significant contractual obligations extending beyond one year as of December 31, 2009, and maturing as indicated. The table does not include interest payments.

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Deposits (1)	$299,180	$27,398	$11,199	$—	$337,777
Repurchase agreements	291	—	—	—	291
FHLB advances	6,905	2,180	269	3,823	13,177
Junior subordinated debentures	—	—	—	5,155	5,155
Operating lease obligations	506	1,064	1,120	3,354	6,044
Capital lease obligations	8	27	31	533	599
Salary continuation agreements (2)	170	109	138	928	1,345

(1)	Deposits with indeterminate maturities, such as demand, savings, NOW and money market accounts, are reflected as obligations due in less than one year.
(2)	Amounts represent total future potential payouts assuming all current participants become fully vested.

Liquidity

Liquidity is the term used to refer to the Bank's ability to meet its cash requirements. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan repayments. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Traditionally, core deposits are considered non-volatile and include demand, interest checking, money market, savings and certain time deposits with balances under FDIC-

insured limits. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has had more to do with pricing than with availability. Federal Home Loan Bank borrowings, and unsecured overnight Fed funds borrowings are referred to as alternative funding sources.

The primary ongoing funding needs of the Company, separate from the Bank, include debt service on junior subordinated debentures and dividends on preferred stock. Liquidity needs of the Company have historically been met through dividends received from the Bank. The Bank has historically relied upon the generation of local deposits to fund its investment in loans, securities and other assets. On occasion, the Bank generates funds by advertising its certificate of deposit rates on a national listing service. Public funds are another source of deposits and are typically received from the states of either Washington or Idaho. Public funds are stable and are generally deposited with the Bank for as long as the Bank is willing to pay the required rate of interest on such funds and pledge securities equal to 100% of the uninsured balance for Washington public funds.

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2013. The FDIC also implemented the Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest bearing transaction accounts and transaction accounts paying less than 0.50% interest, regardless of dollar amounts. The Bank elected to participate in this program, which is set to expire on June 30, 2010.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service ("CDARS®") program. Through CDARS®, the Bank's customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer's large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and is placed with other banks that are members of the network. A reciprocal member bank issues certificates of deposit in amounts that ensure that the entire deposit is FDIC insured.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At December 31, 2009, the Company had approximately $54 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

The Bank can also increase its amount of brokered deposits. However, if the Bank were to become less than “well capitalized” under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Bank can purchase certificates of deposit through the program. At December 31, 2009, the Bank was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Bank to fulfill its customers' needs.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

This Item is not applicable, because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

NORTHWEST BANCORPORATION, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc. and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington

March 31, 2010

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$13,788,610	$9,363,467
Interest bearing deposits in other institutions	28,539	2,039,710
Federal funds sold	4,301,665	10,720
Securities available for sale	24,808,372	18,721,786
Securities held to maturity, fair value of $0 and $7,734,461, respectively	—	7,511,999
Federal Home Loan Bank stock, at cost	1,261,000	1,105,600
Loans receivable, net of allowance for loan losses of $7,082,061 and $4,736,805, respectively	314,152,987	334,304,682
Loans held for sale	3,111,467	1,132,101
Premises and equipment, net	18,097,838	16,598,152
Accrued interest receivable	1,467,396	1,530,717
Foreclosed real estate and other repossessed assets	3,671,694	1,702,499
Bank owned life insurance	3,670,185	3,691,099
Other assets	5,342,095	2,518,098

TOTAL ASSETS	$393,701,848	$400,230,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$337,776,665	$316,054,361
Securities sold under agreements to repurchase	290,887	22,100,619
Accrued interest payable	658,041	837,104
Federal funds purchased	—	3,465,000
Borrowed funds	18,930,928	29,135,254
Other liabilities	2,238,985	1,719,094

Total liabilities	359,895,506	373,311,432

SHAREHOLDERS’ EQUITY
Preferred stock—Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,012,413	—
Preferred stock—Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	579,462	—
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,380,793 and 2,367,246 shares	23,269,304	23,211,024
(Accumulated deficit) retained earnings	(442,863)	3,429,447
Accumulated other comprehensive income	388,026	278,727

Total shareholders’ equity	33,806,342	26,919,198

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,701,848	$400,230,630

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Interest Income:
Loans, including fees	$20,995,889	$21,726,808
Investment securities:
U.S. government agency securities	575,308	900,535
U.S. treasury securities	5,188	67,483
Other securities	380,930	315,007
Federal funds sold and interest bearing deposits	17,065	113,696

Total interest income	21,974,380	23,123,529

Interest Expense:
Deposits	7,105,099	8,903,379
Borrowed funds and securities sold under agreements to repurchase	1,121,159	1,346,301

Total interest expense	8,226,258	10,249,680

Net interest income	13,748,122	12,873,849
Provision for loan losses	7,347,348	3,954,724

Net interest income after provision for loan losses	6,400,774	8,919,125

Noninterest Income:
Service charges on deposits	1,470,045	1,224,589
Gains from sale of loans, net	715,929	435,415
Gain on sale of foreclosed real estate and other repossed assets	—	10,928
Gain on investment securities, net	6,083	—
Other income	991,009	801,846

Total noninterest income	3,183,066	2,472,778

Noninterest Expense:
Salaries and employee benefits	6,478,550	6,577,647
Occupancy and equipment	2,350,708	1,925,019
Advertising and promotion	332,493	533,146
Loss on foreclosed real estate and other repossessed assets, net	801,534	—
Loss on sale or impairment of securities, net	—	31,798
Other operating expenses	3,945,560	2,875,040

Total noninterest expense	13,908,845	11,942,650

Net loss before income taxes	(4,325,005)	(550,747)
Income tax benefit	(1,048,467)	(275,869)

NET LOSS	$(3,276,538)	$(274,878)

Preferred stock dividends and discount accretion, net	595,772	—

Net loss applicable to common shares	$(3,872,310)	$(274,878)

Loss per common share—basic	$(1.63)	$(0.12)

Loss per common share—diluted	$(1.63)	$(0.12)

Weighted average shares outstanding—basic	2,372,592	2,365,428

Weighted average shares outstanding—diluted	2,372,592	2,365,428

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Preferred Stock	Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Loss
		Shares	Amount
Balance, December 31, 2007	$—	2,361,746	$23,039,239	$4,177,774	$129,447	$27,346,460
Net loss	—	—	—	(274,878)	—	(274,878)	$(274,878)
Stock issued to directors	—	5,500	69,300	—	—	69,300
Equity-based compensation expense, net	—	—	102,485	—	—	102,485
Cash dividend ($0.20 per share)	—	—	—	(473,449)	—	(473,449)
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	149,280	149,280	149,280

Comprehensive loss							$(125,598)

Balance, December 31, 2008	—	2,367,246	23,211,024	3,429,447	278,727	26,919,198
Net loss	—	—	—	(3,276,538)	—	(3,276,538)	$(3,276,538)
Stock issued to directors	—	5,200	22,204	—	—	22,204
Issuance of preferred stock series A	9,908,986	—	—	—	—	9,908,986
Issuance of preferred stock series B	591,014	—	—	—	—	591,014
Cash dividends declared on preferred stock	—	—	—	(503,897)	—	(503,897)
Accretion of preferred stock discount, net	91,875	—	—	(91,875)	—	—
Equity-based compensation expense, net	—	—	74,748	—	—	74,748
Tax effect of vested stock grants	—	8,347	(38,672)	—	—	(38,672)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of taxes	—	—	—	—	224,306	224,306	224,306
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(115,007)	(115,007)	(115,007)

Comprehensive loss							$(3,167,239)

Balance, December 31, 2009	$10,591,875	2,380,793	$23,269,304	$(442,863)	$388,026	$33,806,342

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,276,538)	$(274,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,031,438	785,492
Provision for loan losses	7,347,348	3,954,724
Provision for losses on foreclosed real estate and other repossessed assets	655,000	—
Amortization (accretion) of securities premiums and discounts, net	27,097	(38,388)
Amortization of deferred loan fees	413,452	614,880
Increase in cash surrender value of bank owned life insurance	(125,663)	(131,256)
Realized gain on redemption of bank owned life insurance	(144,677)	—
Loss on disposal of assets	16,090	665
Loss (gain) on sale of foreclosed real estate and other repossessed assets, net	146,534	(10,928)
(Gain) loss on sale, call or impairment of securities, net	(6,083)	31,798
Origination of loans held for sale	(47,973,459)	(25,544,638)
Proceeds from sales of loans held for sale	46,710,022	27,074,423
Gain on sale of loans held for sale	(715,929)	(435,415)
Decrease (increase) in deferred income taxes/benefits	96,584	(156,171)
Equity-based compensation expense	96,952	171,785
Tax effect of equity-based compensation	38,672	—
Change in assets and liabilities:
Accrued interest receivable	63,321	(12,013)
Other assets	(3,015,561)	(409,426)
Accrued interest payable	(179,063)	(332,513)
Other liabilities	519,891	59,320

Net cash provided by operating activities	1,725,428	5,347,461

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold	(4,290,945)	2,825,629
Securities available for sale:
Proceeds from maturities, calls and principal payments	15,688,660	26,440,169
Proceeds from sales	—	2,957,790
Purchases	(12,002,400)	(18,891,937)
Securities held to maturity:
Proceeds from maturities and principal payments	100,000	600,000
Purchases	(2,216,254)	(496,706)
Purchases of FHLB stock	(155,400)	(497,200)
Proceeds from redemption of FHLB stock	—	37,500
Purchases of premises and equipment	(2,551,064)	(7,250,508)
Proceeds from sale of premises and equipment	3,850	—
Proceeds from sale of foreclosed real estate and other repossessed assets	2,186,385	27,300
Proceeds from redemption of bank owned life insurance	291,254	—
Net decrease (increase) in loans	7,433,781	(65,868,513)

Net cash provided (used) by investing activities	4,487,867	(60,116,476)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$21,722,304	$43,514,921
Net decrease in securities sold under agreements to repurchase	(21,809,732)	(4,659,430)
Tax effect of equity-based compensation	(38,672)	—
Proceeds from issuance of preferred stock	10,500,000	—
Payment of cash dividends	(503,897)	(473,449)
Proceeds from issuance of borrowed funds	5,000,000	21,855,000
Repayment of borrowed funds	(15,204,326)	(6,965,052)
Net (decrease) increase in fed funds purchased	(3,465,000)	3,465,000

Net cash (used) provided by financing activities	(3,799,323)	56,736,990

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,413,972	1,967,975
Cash and cash equivalents, beginning of year	11,403,177	9,435,202

Cash and cash equivalents, end of year	$13,817,149	$11,403,177

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$8,405,321	$10,582,193

Income taxes	$—	$746,372

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	$165,607	$226,182

Acquisition of real estate and other repossessed assets in settlement of loans	$5,084,704	$1,712,412

Foreclosed real estate financed in-house	$127,590	$—

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

Segment reporting:

The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280 “Segment Reporting” for reporting of selected information about operating segments.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption “cash and due

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

from banks” and “interest bearing deposits in other institutions,” which have an original maturity of three months or less. Cash and cash equivalents on deposit with other financial institutions periodically exceed the federal insurance limit. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2009 and 2008.

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

Federal Home Loan Bank Stock:

Federal Home Loan Bank (“FHLB”) stock represents the Bank’s investment in the Federal Home Loan Bank of Seattle. FHLB stock is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary impairment (“OTTI”). Due to ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members' current loans. Based on an analysis by Standard and Poor's regarding the Federal Home Loan Banks, the FHLB system has a special public status (organized under the Federal Home Loan Bank Act of 1932), and because of the extraordinary support offered to it by the U.S. Treasury in a crisis (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB system. Based on the above, the Company has determined there is not an OTTI on the FHLB stock investment as of December 31, 2009.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Management may also discontinue accrual of interest if management feels the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectibility of the principal balance in full is expected, interest income may be recognized on a cash basis only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts of principal and interest due in accordance with the terms of the original loan agreement.

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded when they are funded.

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

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with FASB ASC 360-10-45, Impairment or

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. During 2008, one equity investment with a carrying value of $50,000 was considered impaired and the full value was written off. There were no long-lived assets written down for impairment in 2009.

Stock-based compensation:

At December 31, 2009, the Company had in effect several stock-based employee compensation plans, including Directors, which are described more fully in Note 14. The Company applies the fair value recognition provision of FASB ASC 718, Stock Compensation, to its stock-based employee compensation.

Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings (loss) per share:

Earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive common shares that may be issued by the Company relate to stock options and unvested restricted stock for all periods presented. In accordance with FASB ASC 260, Earnings per Share, there is no dilutive effect when the Company reports a net loss.

Comprehensive income (loss):

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as separate components of the equity section of the balance sheet, such items, along with net income (loss) are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2009	2008
Net unrealized holding gains on available for sale securities	$171,690	$194,384
Reclassification adjustment for net (gains) losses realized in income	(6,083)	31,798

Net unrealized gains	165,607	226,182
Tax effect	(56,308)	(76,902)

NET OF TAX AMOUNT	$109,299	$149,280

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

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $69,067 and $196,478, respectively.

Subsequent events:

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

New accounting pronouncements:

In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revision to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary. This statement, to be applied prospectively, became effective for the Company on January 1, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment, to be applied retrospectively, became effective for fiscal years beginning after December 15, 2008. The impact of adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

In January 2009, FASB amended FASB ASC 325-40, Investments—Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its OTTI assessment guidance consistent with FASB ASC 320, Investments—Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment, applied prospectively, became effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes, to be applied prospectively, became effective for the interim reporting period ending after June 15, 2009. The adoption of these amendments had no impact on the Company’s financial statements.

In April 2009, FASB revised FASB ASC 320, Investments—Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI increases the carrying value of the investment and does not affect earnings.

If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. The adoption of this revision had no impact on the Company’s financial statements.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009. The adoption of the revision increased interim financial statement disclosures but did not impact the Company’s consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the adoption of these revisions did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE.

ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement became effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein, and is not expected to have an impact on the Company’s financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1—Summary of Significant Accounting Policies—(Continued)

In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the SEC. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company’s references authoritative accounting guidance going forward.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for a identical liability in an active market in not available, a reporting entity shall utilize one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) the quoted price for a similar liability or a similar liability when traded as an asset, or (iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company in the fourth quarter of 2009. The adoption of FASB ASU 2009-05 did not have an impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2009-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2009 and 2008, were as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. government agency securities	$8,101,673	$46,700	$(134,500)	$8,013,873
Corporate debt obligations	1,540,828	—	(21,475)	1,519,353
State and municipal securities	9,615,247	390,988	(27,816)	9,978,419
Mortgage backed securities	4,962,703	334,024	—	5,296,727

	$24,220,451	$771,712	$(183,791)	$24,808,372

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$8,491,446	$154,864	$—	$8,646,310
U.S. treasury securities	2,997,998	1,702	—	2,999,700
Corporate debt obligations	500,000	—	(18,405)	481,595
Mortgage backed securities	6,310,028	284,153	—	6,594,181

	$18,299,472	$440,719	$(18,405)	$18,721,786

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
State and municipal securities	$—	$—	$—	$—

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	$7,511,999	$229,505	$(7,043)	$7,734,461

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$6,465,500	$134,500	$—	$—	$6,465,500	$134,500
Corporate debt obligations	1,020,648	20,180	498,705	1,295	1,519,353	21,475
State and municipal securities	905,111	27,816	—	—	905,111	27,816

	$8,391,259	$182,496	$498,705	$1,295	$8,889,964	$183,791

	December 31, 2008
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$—	$—	$—	$—	$—	$—
Corporate debt obligations	—	—	481,595	18,405	481,595	18,405
State and municipal securities	246,170	7,043	—	—	246,170	7,043

	$246,170	$7,043	$481,595	$18,405	$727,765	$25,448

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2009, represents an OTTI. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. As of December 31, 2009, 16 securities had unrealized losses.

Scheduled maturities of securities held to maturity and securities available for sale at December 31, 2009, are as follows:

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$1,316,122	$1,336,752
Due from one year to five years	3,693,503	3,862,596
Due from five to ten years	8,626,728	8,788,493
Due after ten years	5,621,395	5,523,804
Mortgage backed securities	4,962,703	5,296,727

	$24,220,451	$24,808,372

At December 31, 2009 and 2008, securities with an amortized cost of $16,404,081 and $25,811,471, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $17,081,651 and $26,456,247 at December 31, 2009 and 2008, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Investments in Securities—(Continued)

There were no sales of securities available for sale during the year ended December 31, 2009. Proceeds from sales of securities available for sale during the year ended December 31, 2008 were $2,957,790; gross gains of $20,239 and gross losses of $2,037 were realized on those sales.

During 2009, securities with a carrying value of $9,601,022 and a market value of $9,940,879 were transferred from held to maturity to available for sale. Upon transfer, the securities were written up to market value and the resulting gain was recognized as an increase to other comprehensive income for $224,306, and an increase to deferred tax liability of $115,551. Management transferred the securities to the available for sale category in order to achieve greater on-balance-sheet liquidity.

Note 3—Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2009, the Bank’s minimum required investment in FHLB stock was $554,600. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Note 4—Loans Receivable and Allowance for Loan Losses

The components of loans in the consolidated statements of financial condition were as follows:

	December 31,
	2009	2008
1-4 family and multi-family real estate loans	$48,365,214	$41,452,824
Commercial real estate	137,224,602	131,596,996
Commercial construction loans	34,217,068	53,038,616
Commercial non-real estate loans	55,070,845	65,656,366
Land and land development loans	36,833,420	37,926,554
Consumer loans	10,166,435	10,316,402

	321,877,584	339,987,758
Allowance for loan losses	(7,082,061)	(4,736,805)
Net deferred loan fees	(642,536)	(946,271)

	$314,152,987	$334,304,682

The loans fall into the following fixed and variable components:

	December 31,
	2009	2008
Fixed rate loans	$102,247,867	$91,698,629
Variable rate loans	219,629,717	248,289,129

	$321,877,584	$339,987,758

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

An analysis of the change in the allowance for loan losses is as follows:

	December 31,
	2009	2008
Balance, beginning of year	$4,736,805	$2,710,989
Provision for loan losses	7,347,348	3,954,724
Loans charged off, net of recoveries	(5,002,092)	(1,928,908)

Balance, end of year	$7,082,061	$4,736,805

The amount of impaired loans and the related allocated reserve for loan losses were as follows:

	December 31, 2009		December 31, 2008
	Loan amount	Allocated reserves	Loan amount	Allocated reserves
Impaired loans:
Nonaccrual	$11,676,244	$1,190,505	$16,029,877	$1,343,772
Accrual	15,979,320	1,436,048	3,864,030	135,500

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	December 31,
	2009	2008
Average balance of impaired loans	$21,573,335	$4,657,275
Interest income recognized for cash payments received	241,198	1,093,575

The Bank had $11,676,244 and $16,029,877 of loans placed on nonaccrual at December 31, 2009 and 2008, respectively. Additional interest income of $876,475 and $362,365, respectively, would have been recorded had nonaccrual loans been current. Loans over 90 days past due and still on accrual status were $0 and $1,081,149 at December 31, 2009 and 2008.

At December 31, 2009, impaired loans of $1,088,803 were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. In order for a restructured loan to be considered for accrual status, the loan’s collateral coverage generally will be greater than or equal to 100% of the loan balance, the loan is current on payments, and the borrower must either prefund an interest reserve or demonstrate the ability to make payments from a verified source of cash flow. At December 31, 2008, no restructured impaired loans were on accrual status. The Bank is not committed to lend additional funds to debtors whose loans have been modified. For the year ended December 31, 2009, interest income of approximately $96,214 was recognized in connection with restructured, accruing loans.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2009 and 2008, were as follows:

	December 31,
	2009	2008
Premises	$10,089,324	$10,092,251
Furniture, fixtures and equipment	5,581,143	5,331,581
Leasehold improvements	1,246,575	887,144

	16,917,042	16,310,976
Less accumulated depreciation and amortization	(5,378,653)	(4,686,982)

	11,538,389	11,623,994
Land	4,775,437	4,775,437
Construction in progress	1,784,012	198,721

Premises and equipment, net	$18,097,838	$16,598,152

Depreciation and amortization expense was $1,031,438 and $785,492 for the years ended December 31, 2009 and 2008, respectively.

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009:

Year ending December 31,
2010	$505,511
2011	524,756
2012	539,786
2013	553,030
2014	566,776
Thereafter	3,354,636

TOTAL MINIMUM PAYMENTS REQUIRED	$6,044,495

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2009 and 2008, were $575,924 and $523,426, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Premises and Equipment—(Continued)

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2010	$49,500
2011	54,000
2012	54,000
2013	54,000
2014	54,000
Thereafter	889,417

1,154,917
Less amount representing interest	555,715

PRESENT VALUE OF LEASE PAYMENTS	$599,202

The Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the INB Performing Arts Center in Spokane. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

Note 6—Foreclosed Real Estate and Other Repossessed Assets

The following table presents the changes in foreclosed real estate and other repossessed assets, net of the valuation allowance, for the years ended December 31, 2009 and 2008:

	2009	2008
Balance, beginning of year	$1,702,499	$6,459
Transfers in from loans	5,084,704	1,712,413
Dispositions of property	(2,460,509)	(16,373)
Provision charged to income	(655,000)	—

Balance, end of year	$3,671,694	$1,702,499

Foreclosed and repossessed assets are carried at the lower of the recorded investment in the loan (prior to foreclosure or repossession) or the fair market value of the property less expected selling costs. The Company recognized a valuation allowance of $655,000 on its foreclosed real estate as of December 31, 2009. The Company had no valuation allowance as of December 31, 2008. Valuation allowances on foreclosed and repossessed assets are based on updated appraisals of the underlying collateral as received during the period, or management’s authorization to reduce the selling price of a property during the period.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Deposits

Major classifications of deposits at December 31, 2009 and 2008, were as follows:

	2009	2008
Noninterest bearing demand deposits	$63,849,935	$46,899,825
Money market	23,004,635	29,924,098
NOW accounts	35,507,035	14,277,920
Savings deposits	42,321,407	38,363,110
Time deposits, $100,000 and over	75,982,651	86,145,033
Other time deposits	97,111,002	100,444,375

	$337,776,665	$316,054,361

Maturities for time deposits at December 31, 2009, are summarized as follows:

Maturing one year or less	$134,496,916
Maturing one to five years	38,596,737
Maturing five to ten years	—

$173,093,653

Overdraft deposit accounts with balances of $152,096 and $418,567 at December 31, 2009 and 2008, respectively, were reclassified as loans receivable.

Note 8—Borrowed Funds

Borrowed funds consist of the following at December 31:

	2009	2008
Federal Home Loan Bank advances	$13,176,726	$20,489,735
Junior subordinated debentures	5,155,000	5,155,000
Other borrowed funds	—	2,891,115
Capital lease obligation (see Note 5)	599,202	599,404

	$18,930,928	$29,135,254

FHLB advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $106,890,361 at December 31, 2009.

Other borrowed funds consisted of a note payable to a local bank at the rate of 8%. The note was due in equal monthly installments of principal and interest totaling $35,593 with the remainder due in a balloon payment at maturity in August 2013. The note was secured by 100% of the Bank’s stock. In connection with this note, the Company agreed to certain financial covenants. The Company was in compliance with all such covenants, with the exception of the quarterly minimum debt service coverage ratio for the quarter ended December 31, 2008; compliance with this covenant was waived by the lender for that quarter. This note was paid in full on February 13, 2009.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Borrowed Funds—(Continued)

Scheduled maturities and weighted average interest rates of FHLB advances and other borrowed funds at December 31, 2009, are as follows:

	Amount	Weighted Average Interest Rate
2010	$6,905,572	4.35%
2011	1,576,336	3.88%
2012	603,560	4.61%
2013	260,022	4.55%
2014	8,560	6.29%
Thereafter	3,822,676	1.68%

	$13,176,726

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to FASB ASC 810, Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, and junior subordinated debentures are reported within the liabilities section of the consolidated statements of financial condition.

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date. For the year, securities sold under agreements to repurchase averaged $2,769,386; the high balance during the year was $24,051,174. The average rate paid during the year was 0.24%. Securities underlying the agreements are presented in Note 2. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Commitments and Contingencies

The Bank has operating lines of credit with various correspondent banks. All of these lines are unsecured except the FHLB line which is secured by a blanket pledge on Bank assets and specifically by loans (see Note 8). Advances on the FHLB line may require additional purchases of FHLB stock. Line amounts and outstanding balances are detailed as follows:

	December 31, 2009		December 31, 2008
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$53,752,689	$—	$35,032,785	$—
Pacific Coast Bankers Bank	10,000,000	—	10,000,000	3,465,000
KeyBank	—	—	10,000,000	—
Zions Bank	5,000,000	—	5,000,000	—
U.S. Bank	—	—	1,500,000	—

	$68,752,689	$—	$61,532,785	$3,465,000

The Bank is a party to various legal collection actions normally associated with financial institutions, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of Northwest Bancorporation.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2009 and 2008, commitments under standby letters of credit were $3,716,156 and $3,975,708, respectively, and firm loan commitments were $63,499,480 and $75,269,112, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank has established a reserve for these unfunded commitments totaling $175,000 and $262,348 at December 31, 2009 and 2008, respectively, which is included in other liabilities in the consolidated statements of financial condition. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

The components of income tax benefit are as follows:

	2009	2008
Current tax benefit	$(1,146,051)	$(119,698)
Deferred tax benefit	(644,416)	(156,171)
Increase in deferred tax valuation allowance	742,000	—

INCOME TAX BENEFIT	$(1,048,467)	$(275,869)

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2009	2008
Federal income tax at statutory rate	$(1,470,502)	$(187,254)
Effect of tax-exempt interest income	(251,523)	(130,494)
Effect of nondeductible interest expense	19,679	17,493
Effect of other nondeductible expenses	13,755	19,595
Effect of state income taxes	(34,629)	1,412
Increase in deferred tax valuation allowance	742,000	—
Other	(67,247)	3,379

INCOME TAX BENEFIT	$(1,048,467)	$(275,869)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,921,421	$1,491,333
Deferred compensation	196,921	198,646
Stock options	56,311	81,842
Goodwill amortization	25,625	26,378
Nonaccrual loan interest	139,854	102,156
Writedown of other real estate owned	222,700	—
Other	70,094	—

Gross deferred tax assets	2,632,926	1,900,355
Valuation allowance	(742,000)	—

Net deferred tax assets	1,890,926	1,900,355
Deferred tax liabilities:
Fixed asset basis differentials	1,052,104	948,725
Federal Home Loan Bank stock	92,375	95,091
Deferred loan fees and costs	155,684	92,964
Prepaid expenses	99,557	107,413
Net unrealized gain on securities available for sale	199,895	143,587
Other	—	68,372

Net deferred tax liabilities	1,599,615	1,456,152

NET DEFERRED TAX ASSET	$291,311	$444,203

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes—(Continued)

At December 31, 2009, an income tax receivable of $1,030,654 and a net deferred tax asset of $291,311 were included in other assets on the consolidated statements of financial condition. At December 31, 2008, an income tax receivable of $1,010,820 and a net deferred tax asset of $444,203 were included in other assets on the consolidated statements of financial condition.

During the year ended December 31, 2009, the Company recorded a valuation allowance against a portion of its deferred tax assets, because taxable income in the next calendar year may not be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences. This valuation allowance will be reduced or eliminated as future taxable income is earned.

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company had no unrecognized tax benefits at December 31, 2009 or 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

The Company has net operating loss carry forwards for State of Idaho income tax in the amount of $71,699 which will expire in 2028 and $605,266 which will expire in 2029.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 3% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $134,881 and $140,047 for the years ended December 31, 2009 and 2008, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $11,711 and $14,741 for the years ended December 31, 2009 and 2008, respectively. Liabilities associated with the plan were $213,608 and $272,952 for December 31, 2009 and 2008, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2009 and 2008, the cash value of these policies was $3,670,185 and $3,692,689, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $122,785 and $87,368 for the years ended December 31, 2009 and 2008, respectively. Liabilities associated with these plans were $392,756 and $294,609 for December 31, 2009 and 2008, respectively.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock-Based Compensation

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

The decision as to whether to grant restricted stock awards or options may vary from time-to-time or from employee to employee, at the discretion of the Bank’s Compensation and Insurance Committee; however, it is anticipated that restricted stock awards will be granted, primarily, to promote the long-term interests of the Company by retaining key Bank employees and stock options will be granted, primarily, to attract key Bank employees. The maximum number of stock options and restricted stock awards that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At December 31, 2009, 219,019 shares and/or options were available for grant to employees.

Restricted stock awards cliff-vest after either a three-year or five-year period depending on the individual grant with the exception of awards issued in 2009 to two executive officers, which cliff-vest in five years or upon the redemption of the Company’s outstanding preferred stock, whichever is later. The fair value of these awards is recognized ratably over the vesting period as compensation expense.

Restricted stock-award activity is summarized in the following table:

	Number of shares	Weighted average fair value
Outstanding at December 31, 2007	14,973	$15.84
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	14,973	15.84

Granted	17,000	4.10
Vested	(8,347)	17.13
Forfeited	(2,275)	15.94

Outstanding at December 31, 2009	21,351	5.98

Stock options vest over a five-year period and expire ten years from the date of grant. The fair value of these awards is recognized ratably over the vesting period as compensation expense. The exercise price of each option equals the fair market value of the Company's stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions: the risk-free rate is based on the Treasury yield curve in effect at the time of grant; the expected life of options granted represents the period of time that options granted are expected to be outstanding; expected volatilities are based on historical volatility of the Company's stock; the forfeiture rate is expected to continue to be nominal; and the estimated dividend yield reflects the Company's expected future dividend rate. No options were granted during the years ended December 31, 2009 and 2008.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock-Based Compensation—(Continued)

Stock option activity is summarized in the following table:

	2009		2008
	Shares actual	Weighted- average exercise price	Shares actual	Weighted- average exercise price
Outstanding options, beginning of year	112,364	$10.06	125,988	$10.25
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	(25,361)	$11.39	(13,624)	$11.84

Outstanding options, end of year	87,003	$9.67	112,364	$10.06

Options exercisable at year end	81,199		99,795

Weighted-average fair value of options granted during the year	$—		$—

Options outstanding at December 31, 2009 were as follows:

	Options outstanding				Exercisable options
	Number outstanding at end of year	Weighted- average remaining contractual life	Weighted- average exercise price	Intrinsic value of stock options *	Number exercisable at end of year	Weighted- average exercise price	Intrinsic value of stock options *
Price ranges
($7.00 through $10.00)	52,973	1.67	$7.44	$—	52,973	$7.44	$—
($10.01 through $13.00)	23,071	4.39	$11.36	$—	23,071	$11.36	$—
($13.01 through $17.41)	10,959	6.89	$16.91	$—	5,155	$16.85	$—

TOTAL	87,003	3.05	$9.67	$—	81,199	$9.15	$—

*	Note: Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2009 and 2008, no cash proceeds were received from the exercise of options. It is the Company's policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock options	Restricted stock	Total awards
2010	$4,731	$34,342	$39,073
2011	2,007	13,940	15,947
2012	147	13,940	14,087
2013	—	13,940	13,940
2014	—	13,940	13,940

Total	$6,885	$90,102	$96,987

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Common and Preferred Stock

Common Stock:

There were no stock dividends declared in 2009 or 2008. During 2009 and 2008, the Board of Directors voted to issue 5,200 shares and 5,500 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

Preferred Stock:

On February 14, 2009, as part of the Troubled Asset Relief Capital Purchase Program (the “CPP”) of the U.S. Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (i) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (ii) a warrant (the “Warrant”) to purchase 525.00525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10,500,000. The Treasury immediately exercised the warrant.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock pays a cumulative dividend of 9% per year. The Series A Preferred Stock and the Series B Preferred Stock (together, the "Preferred Stock") may not be redeemed by the Company during the first three years following the investment by the Treasury, except with the proceeds from a “Qualified Equity Offering” (as defined in the Company’s Articles of Amendment). After three years, the Company may, at its option, redeem the Preferred Stock at the issue price, plus accrued and unpaid dividends. The Preferred Stock is generally non-voting and will qualify as Tier 1 capital.

As a result of the Company’s participation in the CPP, the Company is restricted from paying any dividend on its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock. During the three year period from February 13, 2009, payment of dividends on common stock by the Company may not exceed the last annual cash dividend of $0.20 per share. Prior consent of the Treasury will be required after February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. After February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Preferred Stock to third parties.

During the year ended December 31, 2009, the Company paid three preferred stock dividends totaling $432,367. As of December 31, 2009, accrued and unpaid dividends totaled $71,531 and no dividend payments on the preferred stock were in arrears.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Loan balances with related parties at December 31, 2009 and 2008, were as follows:

	2009	2008
Balance, beginning of year	$326,586	$1,710,495
Advances	66,459	188,221
Payments	(92,814)	(1,572,130)

Balance, end of year	$300,231	$326,586

Aggregate deposit balances with related parties at December 31, 2009 and 2008, were $1,645,199 and $1,465,196, respectively. All related party loans and deposits have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $12,944,822 at December 31, 2009. Accordingly, $24,817,186 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2009.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During 2009 the Bank received a directive from the FDIC which requires the Bank to obtain a nonobjection from the FDIC and the State of Washington Department of Financial Institutions before paying any cash dividends or any other form of payment or distribution representing a reduction of bank capital.

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

As of December 31, 2009, the Bank’s capital amounts and ratios fall under the category of “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Regulatory Capital Requirements—(Continued)

capitalized,” the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2009 and 2008, capital amounts and ratios are also presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2009
Total capital (to risk-weighted assets):
Northwest Bancorporation	$42,840,000	12.20%	$28,082,400	≥	8%	NA		NA
Inland Northwest Bank	41,784,000	11.94%	27,996,800	≥	8%	$34,996,000	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	38,417,000	10.94%	14,041,200	≥	4%	NA		NA
Inland Northwest Bank	37,374,000	10.68%	13,998,400	≥	4%	20,997,600	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	38,417,000	9.76%	15,742,360	≥	4%	NA		NA
Inland Northwest Bank	37,374,000	9.46%	15,809,960	≥	4%	19,762,450	≥	5%

December 31, 2008
Total capital (to risk-weighted assets):
Northwest Bancorporation	$36,153,000	10.03%	$28,846,880	≥	8%	NA		NA
Inland Northwest Bank	37,766,000	10.46%	28,891,680	≥	8%	$36,114,600	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	31,640,000	8.77%	14,423,440	≥	4%	NA		NA
Inland Northwest Bank	33,236,000	9.20%	14,445,840	≥	4%	21,668,760	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	31,640,000	8.03%	15,761,800	≥	4%	NA		NA
Inland Northwest Bank	33,236,000	8.43%	15,761,800	≥	4%	19,702,250	≥	5%

Note 19—Loss Per Share

Loss per share and the calculated effect of dilutive securities on loss per share is as follows for the year ended December 31:

	2009	2008
Numerator:
Net loss applicable to common shares	$(3,872,310)	$(274,878)

Denominator:
Weighted average shares outstanding	2,372,592	2,365,428
Dilutive effect of stock based compensation	—	—

Total	2,372,592	2,365,428

Basic earnings (loss) per common share	$(1.63)	$(0.12)
Diluted earnings (loss) per common share	$(1.63)	$(0.12)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Loss Per Share—(Continued)

Because the Company recorded a net loss for the year ended December 31, 2009 and 2008, all potentially dilutive securities were anti-dilutive and basic and diluted loss per share were the same.

The Company’s stock (stock symbol: NBCT) is quoted on various Internet listing services, including the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of daily closing market values throughout the year.

Note 20—Fair Values

The following table presents estimated fair values of the Bank’s financial instruments as of December 31, 2009 and 2008, whether or not recognized or recorded at fair value in the consolidated statement of financial condition:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$13,817,149	$13,817,149	$11,403,177	11,403,177
Federal funds sold	4,301,665	4,301,665	10,720	10,720
Securities available for sale	24,808,372	24,808,372	18,721,786	18,721,786
Securities held to maturity	—	—	7,511,999	7,734,461
Federal Home Loan Bank stock	1,261,000	1,261,000	1,105,600	1,105,600
Loans and loans held for sale, net	317,264,454	322,147,634	335,436,783	340,477,602
Bank owned life insurance	3,670,185	3,670,185	3,691,099	3,691,099
Financial Liabilities:
Federal funds purchased	—	—	3,465,000	3,465,000
Borrowed funds	18,930,928	19,029,395	29,135,254	29,922,324
Deposits	337,776,665	339,543,687	316,054,361	318,961,304
Securities sold under agreements to repurchase	290,887	290,887	22,100,619	22,100,619

The following table summarizes the Company's financial instruments that were measured at fair value on a recurring basis at December 31, 2009 and 2008:

	December 31, 2009
Description of Financial Instrument	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Recurring Basis:
Securities available for sale:
U.S government agency securities	$8,013,873	$—	$8,013,873	$—
Corporate debt obligations	1,519,353	—	1,519,353	—
State and municipal securities	9,978,419	—	9,978,419	—
Mortgage backed securities	5,296,727	—	5,296,727	—

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Values—(Continued)

	December 31, 2008
Description of Financial Instrument	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S government agency securities	$8,646,310	$—	$8,646,310	$—
U.S treasury securities	2,999,700	2,999,700	—	—
Corporate debt obligations	481,595	—	481,595	—
Mortgage backed securities	6,594,181	—	6,594,181	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which is it practicable to estimate that value:

Cash and cash equivalents, and federal funds sold:

The carrying amount approximates fair value because of the short maturity of these investments.

Securities:

The fair values of marketable securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank stock:

The carrying value approximates fair value as the shares can only by redeemed by the Federal Home Loan Bank at par.

Loans:

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

Loans Held for Sale:

The carrying value approximates fair value.

Bank owned life insurance:

The carrying amount (the cash surrender value) approximates fair value.

Federal funds purchased and securities sold under agreements to repurchase:

For short-term instruments, including federal funds purchased and securities sold under agreements to repurchase, the carrying amount (the amount payable on demand at the reporting date) is a reasonable estimate of fair value.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Values—(Continued)

Borrowed funds:

The fair value of the Bank’s term debt and junior subordinated debentures is estimated using the discounted value of contractual cash flow using the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. The junior subordinated debentures detailed in Note 8 carry a fixed rate of interest of 5.95% through June 30, 2010. Subsequent to that date, assuming the Company does not redeem the debentures, the rate of interest is reset quarterly to equal three-month LIBOR plus 1.70%. The fair value of the debentures represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.

Deposits:

The fair value of deposits with no stated maturity such as demand deposits, savings and interest checking accounts, NOW accounts, and money market deposits is equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's assumptions about market value. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company had no assets valued using a Level 3 input on a recurring basis during the years ended December 31, 2009 and 2008.

Additionally, from time to time, certain assets are measured at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis. The amounts disclosed below represent the fair values at the time the nonrecurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Fair Values—(Continued)

	December 31, 2009
Description of Financial Instrument	Total	Level 1	Level 2	Level 3
Assets Measured at Fair Value on a Nonrecurring Basis:
Loans	9,079,328	—	—	9,079,328
Foreclosed real estate and other repossessed assets	3,671,694	—	—	3,671,694

	December 31, 2008
Description of Financial Instrument	Total	Level 1	Level 2	Level 3
Loans	7,936,178	—	—	7,936,178
Foreclosed real estate and other repossessed assets	1,702,499	—	—	1,702,499

The following table presents the (gains) and losses resulting from nonrecurring fair value adjustments for the years ended December 31:

	December 31,
	2009	2008
Loans	3,069,698	1,786,492
Foreclosed real estate and other repossessed assets	801,534	(10,928)

Loans:    The loan amount above represents impaired, collateral dependent loans held by the Company at the balance sheet date that have been adjusted to fair value. When collateral dependent loans are identified as impaired, the impairment is measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using independent appraisals. The fair value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases an appraisal is obtained for equipment and inventory. Appraised and reported values are discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. The loss represents charge-offs or impairments on collateral dependent loans for adjustments made based on the fair value of the collateral.

Foreclosed real estate and other repossessed assets:    The amount shown above represents impaired real estate and other repossessed assets that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure or repossession, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure or repossession, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate and other repossessed assets are recognized in the consolidated statement of operations. The net (gain) loss represents impairments on foreclosed real estate and other repossessed assets made based on the fair value of the property.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Condensed Statements of Condition:

($ in thousands)	December 31,
	2009	2008
ASSETS
Cash	$58	$29
Investment in trust equities	155	155
Investment in subsidiaries	37,762	33,515
Deferred tax asset	26	26
Other equity securities	250	250
Premises and equipment, net	945	959
Other assets	1,023	950

TOTAL ASSETS	$40,219	$35,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Borrowed funds	—	2,891
Due to subsidiary	1,186	919
Dividend payable	72	—
Shareholders’ equity	33,806	26,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,219	$35,884

Condensed Statements of Operations:

($ in thousands)	Year ended December 31,
	2009	2008
Interest Income:
Interest bearing deposits	$18	$8
Other Income (Expense):
Dividend income from consolidated subsidiaries	—	800
Equity in undistributed loss of consolidated subsidiaries	(2,813)	(672)
Interest on other borrowed funds	(345)	(394)
Other expenses	(375)	(225)

	(3,533)	(491)

Net loss before income taxes	(3,515)	(483)
Income tax benefit	(238)	(208)

NET LOSS	$(3,277)	$(275)

Preferred stock dividends and discount accretion, net	$596	$—

Net loss applicable to common shares	$(3,873)	$(275)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Parent Company-Only Financial Information—(Continued)

Condensed Statements of Cash Flows:

($ in thousands)	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,277)	$(275)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Equity in undistributed loss of consolidated subsidiaries	2,813	672
Depreciation	14	—
Decrease in deferred taxes	—	5
Equity-based compensation expense	97	172
Tax effect of equity-based compensation	39	—
Increase in other assets	(73)	(823)
Increase in other liabilities	340	919

Net cash (used) provided by operating activities	(47)	670

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(6,950)	(3,375)
Purchase of premises	—	(959)

Net cash used by investing activities	(6,950)	(4,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	10,500	—
Proceeds from issuance of borrowed funds	—	2,955
Repayment of borrowed funds	(2,931)	(64)
Tax effect of equity-based compensation	(39)	—
Payment of cash dividends and fractional shares	(504)	(473)

Net cash provided by financing activities	7,026	2,418

NET CHANGE IN CASH	29	(1,246)
Cash, beginning of year	29	1,275

Cash, end of year	$58	$29

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$345	$394

Taxes paid	$—	$701

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During the Company’s two most recent fiscal years, there have been no disagreements with the Company’s independent accountants on accounting and financial disclosures that have not been resolved satisfactorily and no resignation (or declination to stand for re-election) or dismissal of the principal independent registered public accountant of the Company or the Bank.

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of December 31, 2009, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9A(T).	Controls and Procedures.

Information regarding internal control over financial reporting has been set forth in Item 9A. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The Board of Directors of the Company currently consists of twelve members and is divided into three classes. Directors within each class are elected to three-year terms, meaning that under ordinary circumstances, at any given time, approximately one third of the Board would be in its second year of service and another one third would be in its third year of service. The same persons currently serve as directors of the Bank and are elected in the same manner.

Dwight B. Aden, Jr.—Mr. Aden is 67 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. For the five years prior to his retirement, in 1997, Mr. Aden was a senior member and an owner of Jones & Mitchell Insurance Co., an insurance brokerage firm in Spokane, Washington. Mr. Aden is the Chairman of the Compensation Committee of the Company and the Bank.

Anthony D. Bonanzino, Ph.D.—Mr. Bonanzino is 57 and has been a director of the Bank and the Company since November 18, 2008. His term as a director will expire at the annual meeting of shareholders to be held in 2012. Prior to his retirement in May 2008, Mr. Bonanzino was the CEO of Hollister-Stier Laboratories LLC. Mr. Bonanzino is a principal member of Century Archives Northwest, LLC. He was recently named Chairman of the Board of Trustees of Deaconess Medical Center and CEO of the Institute for Systems Medicine and also currently serves as a Commissioner on the Washington State Economic Development Commission. Mr. Bonanzino has served as the Vice Chairman of the Board of Directors for the Company since January 19, 2010.

Katie Brodie—Ms. Brodie is 63 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. Brodie worked as property manager for Idaho Forest Industries, served as County Commissioner of Kootenai County, Idaho and was the executive director of Concerned Business of North Idaho. She is currently serving as Special Assistant to the Governor of Idaho.

Harlan D. Douglass—Mr. Douglass is 72 and has been a director of the Bank since May 26, 1989. He has been a director of the Company since March 30, 1992. Mr. Douglass’s current term as a director of the Bank will expire at the annual meeting of shareholders to be held in 2011. Mr. Douglass is President of Harlan D. Douglass, Inc.

Freeman B. Duncan—Mr. Duncan is 63 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. Mr. Duncan is an attorney specializing in real estate matters.

Donald A. Ellingsen, M.D.—Dr. Ellingsen is 72 and has been a director of the Bank and the Company since May 20, 1996. His term as a director will expire at the annual meeting of shareholders to be held in 2011. Prior to his retirement on June 30, 1998, Dr. Ellingsen was an ophthalmologist and a member of the Spokane Eye Clinic, P.S. in Spokane, Washington.

Randall L. Fewel—Mr. Fewel is 61 and has been a director of the Bank and the Company since May 16, 2000 and has served as the President and Chief Executive Officer of the Bank and the Company since July 1, 2001. Mr. Fewel’s current term as a director will expire at the annual meeting of shareholders to be held in 2012. Mr. Fewel has been employed by the Bank since 1994. He previously served as its Chief Operating Officer and, prior to that, as its Senior Loan Officer.

Clark H. Gemmill—Mr. Gemmill is 66. He has been a director of the Bank since its incorporation on May 26, 1989 and a director of the Company since March 30, 1992. Mr. Gemmill’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, he has been a Vice President with UBS Financial Services, Inc., a financial investment firm with a branch office in Spokane, Washington. Mr. Gemmill is Chairman of the Bank Investment Committee.

Bryan S. Norby—Mr. Norby is 52. He has been a director of the Bank since August 15, 1989, and a director of the Company since March 30, 1992. Mr. Norby’s current term as a director will expire at the annual meeting of the shareholders to be held in 2012. Mr. Norby is an inactive certified public accountant and during the past five years has served as Financial Analyst for Yanke Machine Shop, President for RY Timber Company, and Treasurer for YMC, Inc. Mr. Norby served as a director on the board of Silver State Bancorp, a publicly traded company, from July 1996 to July 2008. Mr. Norby is the Chairman of the Audit Committee of the Company and the Bank.

Frederick M. Schunter—Mr. Schunter is 73; he has been a director of the Bank since its incorporation on May 26, 1989 and, until his retirement on June 30, 2001, was President and Chief Executive Officer of the Bank. He has been a director of the Company since December 10, 1991 and was President of the Company prior to his retirement. Mr. Schunter’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. From June 10, 2002 through December 31, 2005, when he retired, Mr. Schunter served as the President of Northwest Business Development Association, a non-profit Certified Development Company that assists small business borrowers in acquiring loans guaranteed by the U.S. Small Business Administration or other government or private entities. Mr. Schunter currently serves on the Board of Directors of The Coeur d’Alenes Company, which is a publicly traded company. Mr. Schunter is Chairman of the Nominating and Corporate Governance Committee.

William E. Shelby—Mr. Shelby is 71 and has been a director of the Bank since its incorporation on May 26, 1989 and Chairman of the Bank Board since May 16, 1995. He has been a director of the Company since March 30, 1992 and Chairman of the Company’s Board since May 21, 1996. Mr. Shelby’s current term as a director will expire at the annual meeting of shareholders to be held in 2010. For the five years prior to his retirement on December 31, 2003, Mr. Shelby had been the Vice President of Store Development for U.R.M. Stores, Inc.

Jennifer P. West—Ms. West is 45 and has been a director of the Bank and the Company since December 19, 2006. Her term as a director will expire at the annual meeting of shareholders to be held in 2010. During the past five years, Ms. West has worked as General Manager of the Spokane office of Hill & Knowlton, an international company specializing in public relations and public affairs. She also serves as a Senior Vice President of the Northwest division of Hill & Knowlton.

Officers

In addition to Mr. Fewel, the executive officers of the Company and its subsidiary are:

Holly A. Poquette, CPA—Ms. Poquette (formerly “Austin”) is 39 and has been an officer of the Bank and Company since 2000. She currently is Senior Vice President and Chief Financial Officer of the Bank and the Company. Ms. Poquette has been employed by the Bank since 1997. She previously served as Cashier of the Bank, Secretary/Treasurer of the Bank and Company and, prior to that, as its Internal Auditor. Between 1992 and 1997, she worked for a public accounting firm with offices in Spokane.

There are no family relationships among these directors and executive officers. There also are no arrangements or understandings between these persons and any one of the other named persons pursuant to which any of these persons have been selected for the office or position.

Significant Employees of the Bank

Douglas J. Beaudoin—Mr. Beaudoin is 58 and has been an officer of the Bank since 1998. He currently is a Senior Vice President and Manager of the Bank’s mortgage department.

Mark V. Dresback—Mr. Dresback is 50 and has been an officer of the Bank since 2001. He currently is a Senior Vice President and Commercial Team Leader.

Elizabeth A. Herndon—Ms. Herndon is 55 and has been an officer of the Bank since 1995. She currently is a Senior Vice President and Chief Retail Banking Officer.

Ronald G. Jacobson—Mr. Jacobson is 54 and has been an officer of the Bank since 2001. He currently is a Senior Vice President and Commercial Team Leader.

Lisa A. Sanborn—Ms. Sanborn is 38 and has been an officer of the Bank since 2009. She is currently Vice President and Controller of the Bank and is the Company’s Principal Accounting Officer and Secretary/Treasurer.

Scott W. Southwick—Mr. Southwick is 59 and has been an officer of the Bank since 2007 and was appointed Secretary/Treasurer of the Bank and Company in January 2009. Previously, he served for four years, as Chief Credit Officer at Community First Bank, and prior to that, for six years as Credit Administrator for Pacific Northwest Bank; both banks were based in Washington State. He currently is Executive Vice President and Chief Credit Officer.

Compliance with Section 16(a)

Information regarding compliance with Section 16(a) of the Exchange Act of 1934, by certain affiliates of the Company, is set forth in the Company’s Proxy Statement for its 2010 annual meeting of shareholders, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

The Company has a code of ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer and persons performing functions similar to a controller, as well as other officers, directors and employees of the Company. The code of ethics was filed as an exhibit to the Company's 2005 Annual Report on Form 10-KSB filed with the SEC on March 27, 2006. The Company will provide to any person, without charge, upon request, a copy of such code of ethics. A person may request a copy by writing or telephoning the Company at the following address:

Northwest Bancorporation, Inc.

Attention: Lisa Sanborn

421 W. Riverside Avenue

Spokane, WA 99201

(509) 456-8888

Audit Committee and Audit Committee Financial Expert

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2010 annual meeting of shareholders, under the captions “Audit Committee” and “Audit Committee Report” is incorporated herein by reference.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the caption “Executive Compensation and Related Information” in the Company’s 2010 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2010 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the captions “Transactions with Management and Others” and “Director Independence” in the Company’s 2010 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accountant Fees and Services.

The information with respect to principal accounting fees and services required by this Item 14 is included under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval of Audit and Non-Audit Services” in the Company’s 2010 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	All financial statements are included in Item 8 of this report.

(a)(2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)	Exhibits. A list of the Company's exhibits are as follows:

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on February 13, 2009 and incorporated by reference herein.
10.1	Letter Agreement, dated February 13, 2009, between the Company and the United States Department of the Treasury. Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on February 13, 2009, and incorporated by reference herein.
10.2	Lease Agreement for the Company’s Main Branch dated March 3, 2010, by and between the Company and Diamond Plaza, LLC. Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 11, 2009 and incorporated by reference herein.
10.3	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter. Filed in paper format as an Exhibit to the Company’s Form 1-A Offering Statement Under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
10.4	Unfunded Supplemental Executive Retirement Plan, dated August 29, 2008, for Randall L. Fewel. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 4, 2008.
10.5	Non-Qualified Stock Option Plan, as amended April 16, 2002. Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.6	Inland Northwest Bank 2006 Share Incentive Plan. Filed as Appendix B to the Company’s Form DEF 14A filed with the SEC on April 11, 2006 and incorporated herein by reference.
10.7	Randall L. Fewel Employment Agreement dated January 8, 2003. Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.8	Holly A. Austin (“Poquette”) Employment Agreement dated January 8, 2003. Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.9	Scott W. Southwick Employment Agreement dated June 11, 2007. Filed as an Exhibit 10.2.9 to the Company’s Form 10-Q on August 10, 2007 and incorporated herein by reference.
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.
32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.
99.1	Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.
99.2	Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

By	/S/ RANDALL L. FEWEL
Randall L. Fewel
President and Chief Executive Officer

Date: March 31, 2010

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/S/ HOLLY A. POQUETTE
Holly A. Poquette
Senior Vice President and Chief Financial Officer

Date: March 31, 2010

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ RANDALL L. FEWEL Randall L. Fewel	Director and President	March 31, 2010

/S/ WILLIAM E. SHELBY William E. Shelby	Chairman and Director	March 31, 2010

/S/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 31, 2010

/S/ ANTHONY D. BONANZINO Anthony D. Bonanzino	Vice Chairman and Director	March 31, 2010

/S/ KATIE BRODIE Katie Brodie	Director	March 31, 2010

/S/ HARLAN D. DOUGLASS Harlan D. Douglass	Director	March 31, 2010

/S/ FREEMAN B. DUNCAN Freeman B. Duncan	Director	March 31, 2010

/S/ DONALD A. ELLINGSEN Donald A. Ellingsen	Director	March 31, 2010

/S/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 31, 2010

SIGNATURE	TITLE	DATE

/S/ BRYAN S. NORBY Bryan S. Norby	Director	March 31, 2010

/S/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 31, 2010

/S/ JENNIFER P. WEST Jennifer P. West	Director	March 31, 2010