Form 10-Q
period 2010-03-31
NORTHWEST BANCORPORATION INC
filed 2010-05-03
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

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

The Registrant has a single class of common stock, of which there were 2,380,793 shares issued and outstanding as of April 15, 2010.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the Three Months Ended March 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$9,864	$13,789
Interest bearing deposits at other financial institutions	25	28
Federal funds sold	11,633	4,302

Total cash and cash equivalents	21,522	18,119
Securities available for sale	34,870	24,808
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses	307,605	314,153
Loans held for sale	1,466	3,112
Premises and equipment, net	18,111	18,098
Accrued interest receivable	1,558	1,467
Foreclosed real estate and other repossessed assets	3,401	3,672
Bank owned life insurance	3,701	3,670
Other assets	4,743	5,342

TOTAL ASSETS	$398,238	$393,702

LIABILITIES
Noninterest bearing demand deposits	$63,276	$63,850
Money market accounts	27,735	23,005
NOW accounts	43,826	35,507
Savings accounts	46,448	42,321
Time certificates of deposit, $100,000 and over	78,506	75,983
Time certificates of deposit, under $100,000	83,552	97,111

TOTAL DEPOSITS	343,343	337,777

Securities sold under agreements to repurchase	484	291
Borrowed funds	11,826	13,177
Capital lease liability	598	599
Junior subordinated debentures	5,155	5,155
Accrued interest payable	544	658
Other liabilities	2,083	2,239

TOTAL LIABILITIES	364,033	359,896

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,042	10,012
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	576	580
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,398,383 on March 31, 2010 and 2,380,793 on December 31, 2009	23,279	23,269
Accumulated deficit	(26)	(443)
Accumulated other comprehensive income, net of tax effect of $172 and $199, respectively	334	388

TOTAL SHAREHOLDERS’ EQUITY	34,205	33,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,238	$393,702

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Interest income:
Loans, including fees	$5,074	$5,130
Investment securities	327	246
Federal funds sold and interest bearing deposits	7	3

Total interest income	5,408	5,379

Interest expense:
Deposits	1,564	1,918
Securities sold under agreements to repurchase	—	6
Borrowed funds	196	312

Total interest expense	1,760	2,236

Net interest income	3,648	3,143

Provision for loan losses	500	1,180

Net interest income after provision for loan losses	3,148	1,963

Noninterest income:
Service charges on deposits	307	305
Gain from sale of loans, net	164	157
Gain from sale of foreclosed real estate and other repossessed assets	25	21
Other noninterest income	445	342

Total noninterest income	941	825

Noninterest expense:
Salaries and employee benefits	1,565	1,730
Occupancy and equipment	311	321
Depreciation and amortization	276	245
Advertising and promotion	67	73
Loss on foreclosed real estate and other repossessed assets	104	—
Other noninterest expenses	918	859

Total noninterest expense	3,241	3,228

Income (loss) before income taxes	848	(440)
Income tax expense (benefit)	262	(184)

Net income (loss)	$586	$(256)

Preferred stock dividends	143	74
Preferred stock discount accretion, net	26	13

Net income (loss) applicable to common shares	$417	$(343)

Earnings (loss) per common share - basic	$0.17	$(0.14)
Earnings (loss) per common share - diluted	$0.17	$(0.14)
Weighted average shares outstanding - basic	2,392,832	2,367,246
Weighted average shares outstanding - diluted	2,392,832	2,367,246

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
Balance, December 31, 2008	$26,919	$—	$23,211	$3,429	$279
Net loss	(3,277)			(3,277)		$(3,277)
Stock issued to directors	22		22
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(503)			(503)
Accretion of preferred stock discount, net	0	92		(92)
Equity-based compensation expense, net	75		75
Tax effect of vested stock grants	(39)		(39)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of taxes	224				224	224
Net change in unrealized gain on securities available for sale, net of taxes	(115)				(115)	(115)

Comprehensive loss						$(3,168)

Balance December 31, 2009	33,806	10,592	23,269	(443)	388
Net income	586			586		586
Cash dividends declared on preferred stock	(143)			(143)
Accretion of preferred stock discount, net	—	26		(26)
Equity-based compensation expense, net	10		10
Change in unrealized gain on securities available for sale, net of taxes	(54)				(54)	(54)

Comprehensive income						$532

Balance, March 31, 2010	$34,205	$10,618	$23,279	$(26)	$334

Disclosure of 2010 reclassification amount:

Net change in unrealized holding gains on available for sale securities	$(149)
Reclassification adjustment for net gains realized in income	67

Net change in unrealized gains	(82)
Tax effect	28

Net of tax amount	$(54)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$586	$(256)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Amortization of securities premiums and discounts, net	14	3
Gain on sale of available for sale securities	(6)	(1)
Amortization of deferred loan fees	75	114
Provision for loan losses	500	1,180
Originations of loans held for sale	(7,740)	(11,402)
Proceeds from sales of loans held for sale	9,549	10,017
Gain on sale of loans	(164)	(157)
Depreciation and amortization	276	245
Loss on sale of premises and equipment	—	1
Provision for losses on foreclosed real estate and other repossessed assets	100	—
Gain on sale of foreclosed real estate and other repossessed assets, net	(21)	(21)
Net (increase) decrease in bank owned life insurance	(31)	113
Net increase in deferred income taxes	(39)	—
Equity-based compensation expense	10	19
Change in assets and liabilities:
Accrued interest receivable	(91)	71
Other assets	414	180
Interest payable	(114)	(69)
Other liabilities	(225)	15

Net cash provided by operating activities	3,093	52

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(13,193)	(2,997)
Proceeds from maturities, calls and principal repayments	2,230	8,328
Proceeds from sale	871	—
Securities held to maturity:
Purchases	—	(1,959)
Net decrease (increase) in loans	5,704	(369)
Purchase of premises and equipment	(289)	(156)
Proceeds from sale of foreclosed real estate and other repossessed assets	462	341
Proceeds from sale of equity investment	189	—

Net cash (used) provided by investing activities	(4,026)	3,188

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	5,566	15,381
Net increase (decrease) in securities sold under agreement to repurchase	193	(21,358)
Net decrease in federal funds purchased	—	(1,565)
Repayment of borrowed funds	(1,352)	(3,671)
Proceeds from issuance of preferred stock	—	10,500
Cash dividend paid	(71)	—

Net cash provided (used) by financing activities	4,336	(713)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,403	2,527
Cash and cash equivalents, beginning of period	18,119	11,414

Cash and cash equivalents, end of period	$21,522	$13,941

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$1,875	$2,334

Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$(54)	$(39)

Acquisition of real estate and other repossessed assets in settlement of loans	$270	$1,253

Preferred stock dividend accrued and paid in subsequent period	$72	$74

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

The Company has evaluated events and transactions for potential recognition and disclosure through the day the financial statements were issued.

NOTE 2. New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. ASU 2009-17 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather, the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets, liabilities and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU 2010-01, Accounting for Distributions for Shareholders with Components of Stock and Cash. The objective of ASU 2010-01 is to address diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earnings per share (“EPS”) prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The amendments in ASU 2010-01 are effective for interim and annual periods ending on or after December 15, 2009, applied on a retrospective basis. Adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics; Technical Corrections to SEC Paragraphs. ASU 2010-04 represents technical corrections to SEC paragraphs that were included in previously issued accounting standards. The amendments in ASU 2010-04 were effective upon issuance. Adoption of ASU 2010-04 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation; Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 codifies Emerging Issues Task Force (“EITF”) Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, and clarifies SEC Staff views on overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, the SEC has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan. However, in some cases the presumption of compensation can be overcome, depending on the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. In such cases, the arrangement should be recognized and measured according to its nature, not necessarily as compensation expense. ASU 2010-05 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies the new codified guidance on accounting and reporting in a number of areas. The amendments in ASU 2010-08 were effective for the first reporting period (including interim periods) beginning after issuance and had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events; Amendments to Certain Recognition and Disclosure Requirements. In order to avoid conflict with SEC requirements, ASU 210-09 removes the requirement for an SEC filer to disclose in the financial statements the date through which subsequent events have been evaluated for disclosure in the financial statements. This amendment was effective upon issuance and had no impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-10, Consolidation; Amendments for Certain Investment Funds. ASU 2010-10 changes the effective date of the recent amendments to the consolidation requirements in Topic 810 for certain entities until U.S. and international accounting standard-setting Boards can develop consistent guidance on principal and agent relationships as part of the joint consolidation project. This amendment was effective upon issuance and had no impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging; Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 provides clarification and additional examples to resolve potential ambiguity about the breadth of the embedded credit derivates scope exception in the original guidance. This amendment was effective at the beginning of its first fiscal quarter beginning after June 15, 2010. The adoption of this amendment will have no impact on the Company’s consolidated financial statements.

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

NOTE 4. Stock-Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be granted during the process of recruiting new employees to the Bank. The maximum number of stock options and restricted shares that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At March 31, 2010, 219,019 shares and/or options were available for grant to employees.

Additional information regarding stock options and restricted stock outstanding at December 31, 2009 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. Note 14 also provides additional details on the method of accounting for stock-based compensation expense and the Black-Scholes model assumptions utilized to calculate that expense. Stock based compensation expense of $10 thousand and $19 thousand was recorded for the three months ended March 31, 2010 and 2009. At March 31, 2010, compensation costs not yet recognized for non-vested stock options and restricted stock awards is $87 thousand.

Stock options are subject to a graded five-year vesting period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three months ended March 31, 2010 and 2009. Stock options outstanding and exercisable as of March 31, 2010 are as follows:

	Number of shares	Weighted- average exercise price	Intrinsic Value
Outstanding options, December 31, 2009	87,003	$9.67	$0.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding options, March 31, 2010	87,003	9.67	—

Options exercisable, March 31, 2010	81,199	9.15	—

Restricted stock awards cliff vest after either a three-year or five-year period depending on the individual grant with the exception of awards issued in 2009 to two executive officers, which cliff-vest in five years or upon the redemption of the Company’s outstanding preferred stock, whichever is later. The fair value of these awards is recognized ratably over the vesting period as compensation expense. Restricted stock-award activity is summarized as follows:

	Number of shares	Weighted average fair value
Outstanding, December 31, 2009	21,351	$5.98
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding, March 31, 2010	21,351	$5.98

NOTE 5. Securities

All securities held by the Bank at March 31, 2010 are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on sales of available for sale securities are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity, any remaining premium or discount is reported as noninterest income. Two securities were sold in the three month period ended March 31, 2010, resulting in a gain of $67 thousand included in other noninterest income. There were no securities sold in the three month period ended March 31, 2009.

The amortized cost of securities available for sale and their approximate fair values at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$17,002	$87	$130	$16,959
Corporate debt obligations	1,889	3	16	1,876
State and municipal securities	11,143	328	101	11,370
Mortgage backed securities	4,331	334	—	4,665

	$34,365	$752	$247	$34,870

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$8,102	$47	$135	$8,014
Corporate debt obligations	1,541	—	22	1,519
State and municipal securities	9,615	391	28	9,978
Mortgage backed securities	4,963	334	—	5,297

	$24,221	$772	$185	$24,808

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$7,870	$130	$—	$—	$7,870	$130
Corporate debt obligations	599	15	260	1	859	16
State and municipal securities	2,635	71	650	30	3,285	101

	$11,104	$216	$910	$31	$12,014	$247

	December 31, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$6,465	$135	$—	$—	$6,465	$135
Corporate debt obligations	1,021	20	499	2	1,520	22
State and municipal securities	905	28	—	—	905	28

	$8,391	$183	$499	$2	$8,890	$185

Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2010, represents an other-than-temporary impairment. The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The Company’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities. Management believes the nature of securities in the Bank’s investment portfolio present a very high probability of collecting all contractual amounts due, as the majority of the securities held are backed by government agencies or government-sponsored enterprises. However, this recovery in value may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity. At March 31, 2010, 24 securities had unrealized losses. At December 31, 2009, 16 securities has unrealized losses.

The unrealized losses on investments in U.S. government agency securities were caused by interest rate increases subsequent to the purchase of these securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because the Bank does not intend to sell the securities in this class and it is not likely that the Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of March 31, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above.

At March 31, 2010, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Scheduled maturities of securities available for sale at March 31, 2010, are as follows:

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$1,314	$1,322
Due from one year to five years	7,974	7,978
Due from five to then years	12,066	12,140
Due after ten years	8,365	8,484
Mortgage backed securities	4,331	4,665

	$34,365	$34,870

At March 31, 2010 and December 31, 2009, securities with an amortized cost of $6.1 million and $16.4 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $6.3 million and $17.1 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 6. Loans

Loan detail by category is as follows:

	March 31, 2010	December 31, 2009
	($ in thousands)
1-4 family and multi-family real estate	$49,534	$48,365
Commercial real estate	148,513	137,225
Commercial construction	17,668	34,217
Commercial non-real estate	54,486	55,071
Land and land development	35,091	36,833
Consumer	10,091	10,167

	315,383	321,878
Allowance for loan losses	(7,175)	(7,082)
Net deferred loan fees	(603)	(643)

	$307,605	$314,153

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows:

	March 31, 2010		December 31, 2009
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
	($ in thousands)
Impaired Loans:
Loans placed on nonaccrual	$8,944	$1,667	$11,676	$1,191
Loans on accrual status	21,843	1,966	15,979	1,436

Total impaired loans	$30,787	$3,633	$27,655	$2,627

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

	Three months ended
	3/31/2010	3/31/2009
	($ in thousands)
Balance, beginning of period	$7,082	$4,737
Provision for loan losses	500	1,180

Loan charge-offs	(414)	(467)
Loan recoveries	7	3

Balance, end of period	$7,175	$5,453

NOTE 8. Borrowed Funds

Borrowed funds consist of FHLB advances at March 31, 2010 and December 31, 2009. FHLB advances are secured by a blanket pledge on Bank assets and specifically by certain loan balances.

The Bank has operating lines of credit with various correspondent banks. The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans. The Zions Bank line is secured with investment securities. The Pacific Coast Bankers Bank line is unsecured. Advances on the FHLB line may require additional purchases of FHLB stock. These lines of credit are available for short-term funding to meet current liquidity needs. Although general market trends in connection with the current distress in financial markets may impact the availability of such operating lines from other financial institutions, the Bank believes that the financial institutions with which it has relationships are stable and that the Bank will continue to have sufficient access to short term funding. There can be no assurance that short-term funding will continue to be available. The amount of federal funds purchased and outstanding balances on the credit lines for the periods covered in this report are detailed as follows:

	March 31, 2010		December 31, 2009
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$47,047	$—	$53,753	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

NOTE 9. Capital Lease Liability

The capital lease liability outstanding on March 31, 2010 and December 31, 2009 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net,” and the net present value of future payments is included as a liability in “Capital lease liability.”

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

NOTE 11. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. The Trust is not consolidated in these financial statements, pursuant to Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of the Company’s outstanding trust preferred securities at March 31, 2010 and December 31, 2009:

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

NOTE 12. Common and Preferred Stock

Common Stock:

No cash dividends were declared during the three months ended March 31, 2010 and 2009.

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

During the three months ended March 31, 2010, the Company paid preferred stock dividends totaling $143,063. No dividends were paid during the three months ended March 31, 2009. As of both March 31, 2010 and December 31, 2009, accrued and unpaid dividends totaled $71,531 and no dividend payments on the preferred stock were in arrears.

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

The estimated fair values of the Bank’s financial instruments are summarized below.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks	$9,864	$9,864	$13,789	$13,789
Federal funds sold/interest bearing balances at other financial institutions	11,633	11,633	4,302	4,302
Securities available for sale	34,870	34,870	24,808	24,808
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	307,605	313,194	314,153	319,036
Loans held for sale	1,466	1,466	3,112	3,112
Bank owned life insurance	3,701	3,701	3,670	3,670
Financial Liabilities:
Deposits	343,343	344,556	337,777	339,544
Securities sold under agreements to repurchase	484	484	291	291
Borrowed funds	11,826	12,048	13,177	13,419
Junior subordinated debentures	5,155	2,539	5,155	5,056

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

	Fair Value	Fair Value at March 31, 2010
Description of Financial Instrument		Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$16,959	$—	$16,959	$—
Corporate debt obligations	1,876	—	1,876	—
State and municipal securities	11,370	—	11,370	—
Mortgage backed securities	4,665	—	4,665	—

	Fair Value	Fair Value at December 31, 2009
Description of Financial Instrument		Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$8,014	$—	$8,014	$—
Corporate debt obligations	1,519	—	1,519	—
State and municipal securities	9,978	—	9,978	—
Mortgage backed securities	5,297	—	5,297	—

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

Certain financial assets are measured at fair value on a nonrecurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

	Fair Value	Fair Value at March 31, 2010
Description of Financial Instrument		Level 1	Level 2	Level 3
	($ in thousands)
Loans	$13,744	$—	$—	$13,744
Foreclosed real estate and other repossessed assets	3,401	—	—	3,401

	Fair Value	Fair Value at December 31, 2009
Description of Financial Instrument		Level 1	Level 2	Level 3
	($ in thousands)
Loans	$9,079	$—	$—	$9,079
Foreclosed real estate and other repossessed assets	3,672	—	—	3,672

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

NOTE 14. Income Taxes

The effective tax rates presented for the three months ended March 31, 2010 are not consistent with the three months ended March 31, 2009 or the Company’s historical effective tax rates. Our normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences combined with a loss before income taxes for the three months ended March 31, 2009, and adjustments related to certain state deferred tax benefits, has resulted in a higher effective tax benefit percentage in the three months ending March 31, 2009 as compared to the same period ended in 2010.

As of March 31, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $330 thousand and $291 thousand, respectively; in addition, the Company had recorded an income tax receivable of $723 thousand and $1.0 million as of March 31, 2010 and December 31, 2009, respectively. These balances were included in other assets in the accompanying consolidated statements of financial condition.

The Company currently has a valuation allowance recorded against a portion of its deferred tax assets, because taxable income in the next calendar year may not be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences. This valuation allowance will be reduced or eliminated as future taxable income is earned.

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company had no unrecognized tax benefits at March 31, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended March 31, 2010 and December 31, 2009 the Company recognized no interest and penalties.

NOTE 15. Subsequent Event – Recent Regulatory Developments

In April 2010, the Bank agreed with the Federal Deposit Insurance Corporation (“FDIC”) and the Washington Department of Financial Institutions (“WDFI”), its primary regulators, that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of March 31, 2010, the Bank’s leverage ratio was 9.67%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

The Company also agreed with the Federal Reserve Bank, the Company’s primary regulator, that the Company would, among other things, support the Bank’s compliance with the Bank’s obligations to the FDIC and WDFI by not receiving dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval of the Federal Reserve Bank. The Company also agreed that it would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

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

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions and other statements contained in this release that are not historical facts and pertain to the Company’s future operating results. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. The Company and its senior managers have made and will make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, ability to repay government funds, payment of dividends, adequacy of the allowance for loan losses and provision for loan losses, the real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that the Company files with the Securities and Exchange Commission (the “SEC”). Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s 2009 Annual Report on Form 10-K.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in our application of accounting policies since December  31, 2009.

Results of Operations

Summary

The Company reported net income applicable to common shares of $417 thousand for the three months ended March 31, 2010, compared to a net loss applicable to common shares of $343 thousand for the comparable period in 2009. The improvement in operating results compared to the first three months of 2009 is largely attributable to increased net interest income, lower provision for loan losses and increased noninterest income.

During the first three months of 2010, total assets increased $4.5 million, or 1.2%. Total gross loans decreased $6.5 million, or 2.0%, and deposits increased $5.6 million, or 1.6%, during the same period.

The table below summarizes the Company’s financial performance for the three months ended March 31, 2010 and 2009:

Financial Highlights

($ in thousands, except per share data)

	Three months ended March 31,
	2010	2009	% Change
Results of Operations:
Interest income	$5,408	$5,379	0.5%
Interest expense	1,760	2,236	-21.3%

Net interest income	3,648	3,143	16.1%
Provision for loan losses	500	1,180	-57.6%

Net interest income after provision for loan losses	3,148	1,963	60.4%
Noninterest income	941	825	14.1%
Noninterest expense	3,241	3,228	0.4%

Income (loss) before income taxes	848	(440)	292.7%
Income tax expense (benefit)	262	(184)	242.4%

Net income (loss)	586	(256)	328.9%
Preferred stock dividends and discount accretion	169	87	94.3%

Net income (loss) applicable to common shares	$417	$(343)	221.6%

Share Data:
Basic earnings (loss) per common share	$0.17	$(0.14)
Diluted earnings (loss) per common share	$0.17	$(0.14)

Selected Ratios:
Return on average assets	0.42%	-0.26%
Return on average equity	4.91%	-3.20%
Net interest income to average earning assets	4.04%	3.40%
Efficiency ratio	70.63%	83.37%
Noninterest income to average assets	0.95%	0.83%
Noninterest expense to average assets	3.27%	3.33%
Ending shareholders’ equity to average assets	8.64%	9.32%
Nonperforming loans to gross loans	2.87%	4.12%
Allowance for loan losses to gross loans	2.28%	1.62%

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

Average Balances, Rates, and Interest Income and Expenses. The following table presents an analysis of the Bank’s net interest income and net interest margin for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$318,649	$5,074	6.37%	$340,934	$5,130	6.02%
Taxable investments	18,705	233	4.98%	15,624	171	4.38%
Nontaxable investments [3]	9,826	94	3.83%	8,015	75	3.74%
FHLB stock	1,261	—	0.00%	1,106	—	0.00%
Federal funds sold & interest-bearing deposits with banks	12,474	7	0.22%	4,222	3	0.28%

Total interest earning assets	360,915	5,408	5.99%	369,901	5,379	5.82%
Less allowance for loan losses	(7,330)			(5,034)
Cash and due from banks	9,976			7,424
Other non-earning assets	32,355			25,320

Total assets	$395,916			$397,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	38,378	123	1.28%	14,036	16	0.46%
Money market accounts	26,397	68	1.03%	32,462	63	0.78%
Savings accounts	46,128	137	1.19%	40,288	132	1.31%
Time certificates of deposit	167,764	1,236	2.95%	187,551	1,707	3.64%

Total interest bearing deposits	278,667	1,564	2.24%	274,337	1,918	2.80%
Securities sold under repurchase agreements	328	—	0.00%	9,035	6	0.27%
Borrowed funds	12,890	119	3.69%	21,017	234	4.45%
Junior subordinated note [4]	5,155	77	5.97%	5,155	78	6.05%

Total borrowed funds	18,373	196	4.27%	35,207	318	3.61%

Total interest bearing liabilities	297,040	1,760	2.37%	309,544	2,236	2.89%
Demand deposits	60,762			55,003
Other liabilities	4,108			1,070
Shareholders’ equity	34,006			31,994

Total liabilities and shareholders’ equity	$395,916			$397,611

Net interest income		$3,648			$3,143

Net interest spread			3.62%			2.93%

Net interest income to average earning assets (margin)			4.04%			3.40%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $109 thousand and $149 thousand is included in loan interest income for 2010 and 2009, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

During the three months ended March 31, 2010 and 2009, net interest income was $3.6 million and $3.1 million, respectively. The net interest margin improved 64 basis points from 3.40% to 4.04% from March 31, 2009 to 2010.

Interest income for the three months ended March 31, 2010 was $5.4 million representing an increase of $29 thousand, or 0.5%, compared to the same period in 2009. The increase in interest income is related to increases in the yields on loans and investments, but was largely offset by a decrease of $9.0 million in average interest earning assets combined with a change in the mix of interest earning assets. Loans, the highest yielding component of earning assets, represented 88.3% of average earning assets during the first quarter of 2010, compared to 92.2% during the first quarter of 2009. The average yield on loans improved 35 basis points to 6.37% for the first three months of 2010 from 6.02% for the comparable period in 2009.

Interest expense for the three months ended March 31, 2010 was $1.8 million representing a decrease of $476 thousand, or 21.3%, compared to $2.2 million for the same period in 2009. This improvement in interest expense is a result of the reductions in and re-pricing of time certificates of deposit along with the paydown of higher costing borrowed funds. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit re-price to the lower rates that are currently being offered.

The percentage of average interest earning assets funded by average interest bearing liabilities decreased to 82.3% for the first quarter of 2010, compared to 83.7% for the same period in 2009. Deposits represented 93.8% of average interest bearing liabilities at March 31, 2010, compared to 88.6% at March 31, 2009. The cost of interest bearing funds for the first three months of 2010 decreased 52 basis points to 2.37% from 2.89% during the same period last year.

Rate/Volume Analysis. Net interest income can be analyzed in terms of the impact of varying rates and volumes. The following table sets forth the effects that different levels of interest earning assets and interest bearing liabilities and that applicable rates have had on net interest income for the periods presented:

	Three months ended March 31 2010 over 2009 Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(335)	$298	$(19)	$(56)
Securities	50	25	6	81
Fed funds sold/interest-bearing balances	6	(1)	(1)	4

Total interest earning assets	(279)	322	(14)	29

Interest bearing liabilities
NOW accounts	28	29	50	107
Money market accounts	(12)	20	(3)	5
Savings accounts	19	(12)	(2)	5
Time certificates of deposit	(180)	(324)	33	(471)
Securities sold under repurchase agreements	(6)	(6)	6	(6)
Borrowed funds	(90)	(40)	15	(115)
Junior subordinated debentures	—	(1)	—	(1)

Total interest bearing liabilities	(241)	(334)	99	(476)

Total increase (decrease) in net interest income	$(38)	$656	$(113)	$505

Net interest income improved $505 thousand for the three months ended March 31, 2010 compared to March 31, 2009; this improvement in earnings stemmed primarily from lower interest rates paid on time certificates of deposit, a lower volume of time certificates of deposit, higher loan rates, and paydowns on borrowed funds. The Company has benefited from a lower volume of certificates of deposit because they bear a higher rate of interest than other forms of deposit.

Interest Rate Risk. The Bank seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. Accordingly, the Bank’s interest rate sensitivity is monitored by its Asset and Liability Committee (“ALCO”) on an ongoing basis. The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. An interest rate simulation model is used as a quantitative tool to monitor the impact of changing interest rates on net interest income and the economic value of equity. To evaluate changes in net interest income, the model uses various assumptions and considers the maturity and repricing characteristics of interest bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. The simulation model captures the impact of interest rate changes on the net value of future cash flows, which is the economic value of equity (“EVE”). Net interest income simulation measures exposure over a relatively short time period of 12 months and the EVE simulation measures exposure over the estimated remaining life of all balance sheet positions. Notwithstanding the Bank’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

Presented below are the results of the simulation performed on the Bank’s financial information as of March 31, 2010 and 2009. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest repricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in Economic Value of Equity
	2010	2009	2010	2009
+300	-10.9%	12.3%	-38.8%	-28.7%
+200	-7.6%	2.2%	-26.6%	-22.3%
+100	-3.8%	0.2%	-13.9%	-12.6%
-25	-0.8%	0.0%	3.3%	3.3%

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio. Our methodology for analyzing probable loan losses is consistent with that at December 31, 2009; the calculation has been adjusted in the first quarter of 2010 for changes in leading indicators such as unemployment and trends in the real estate market, as well as changes in the weighted average risk rating of loans in our portfolio.

The provision for loan losses during the three months ended March 31, 2010 was $500 thousand, which was a substantial decrease of $680 thousand, or 57.6%, over the $1.2 million added to the provision for the same period in 2009. Over the course of 2009, the Bank increased the allowance for loan losses dramatically to address higher levels of charged-off loans and indications of future probable losses. During the first quarter of 2010, charge-offs were lower than anticipated, so even in light of a slight increase in the allowance for loan losses, the required provision was much lower than in the same period last year.

Net charge-offs for the first three months of 2010 were $407 thousand compared to net charge-offs of $464 thousand for the first three months of 2009. Annualized net charge-offs were 0.51% and 0.54% of average gross loans for the three months ended March 31, 2010 and 2009, respectively, which are slightly greater than the five-year average of 0.44% through the year ended December 31, 2009. The majority of net charge-offs during the first quarter of 2010 were due to losses on real estate secured loans (59.2% of total net charge-offs) and commercial non-real estate secured loans (34.4% of total net charge-offs). The majority of net charge-offs for the first quarter of 2009 resulted from real estate secured loans (94.6% of total net charge-offs). While the dollar amount of charge-offs between the first quarter of 2010 and the same quarter of 2009 has decreased only slightly, there was a dramatic shift in the source of net charge-offs. This shift resulted from: (a) the Bank’s change in lending practices on real estate secured loans, and (b) depressed economic conditions in our market areas, which have caused some commercial borrowers even more financial distress than in the same period last year.

Management is committed to maintaining an adequate allowance for loan losses relative to our level of problem loans. See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

For the three months ended March 31, 2010, noninterest income was $941 thousand, an increase of $116 thousand, or 14.1%, from the same period in 2009. The increase in noninterest income for the three months ended March 31, 2010 compared to the same period in 2009 was attributable to a $7 thousand, or 4.5%, improvement in gain on sale of mortgage loans and to a $224 thousand B&O tax refund; noninterest income in 2009 included $145 in nonrecurring life insurance proceeds.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2010 was $3.2 million, an increase of $13 thousand or 0.4%, from the same period in 2009.

Salaries and employee benefits for the first quarter of 2010 decreased $165 thousand, or 9.5%, compared to the same period in 2009. Contributing to the overall decrease were cost cutting measures taken to reduce staffing levels and reductions in the amount of incentive compensation paid to loan officers for commercial loan production. Full-time employee equivalents (“FTEs”) declined 7.0% from 114 FTEs as of March 31, 2009 to 106 FTEs as of March 31, 2010.

During the first quarter of 2010, occupancy and equipment expense (including depreciation and amortization) was $21 thousand higher than the same period in 2009. The increased expense is primarily due to higher depreciation costs for a Bank branch that was moved from inside a grocery store to a free-standing facility in February 2010.

Other noninterest expenses for the first quarter of 2010 increased $157 thousand, or 16.8%, compared to the same period in 2009. Year over year, costs related to maintaining or selling real estate owned or for properties securing nonperforming loans increased $177 thousand. In addition, FDIC insurance premiums grew 67.9% from $121 thousand in the first quarter of 2009 to $203 thousand in the first quarter of 2010. These increases in expenses were largely offset by overall cost cutting measures in several other operating expense categories including: outside professional fees, advertising and promotion costs, and stationery and supplies expenses.

Financial Condition

Securities

As of March 31, 2010, the Bank had $34.9 million of securities, which is an increase of $10.1 million from December 31, 2009. This increase is a result of a combination of declining loan demand and a conscious effort by management to increase on-balance sheet liquidity in light of the current economy. With the exception of corporate bonds, with a fair value of $1.9 million, all securities at March 31, 2010, are obligations of the Treasury Department, U.S. agencies, and state or municipal governments. As of March 31, 2010, the securities portfolio included a net unrealized gain of $505 thousand.

Loans

At March 31, 2010, the Bank reported $315 million in gross loans, a decrease of $6.5 million, or 2.0%, compared to December 31, 2009. This decrease is primarily attributable to a $16.5 million, or 48.4%, reduction in commercial construction loans and a $1.7 million, or 4.7%, reduction in land and land acquisition loans; these decreases were partially offset by an increase of $11.3 million, or 8.2%, in commercial real estate loans. Management plans to further reduce loan balances as part of a strategy to re-balance assets and liabilities and focus closely upon asset quality. As part of this strategy, the Bank has implemented more stringent lending practices, has discontinued purchasing new loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

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

The demand for loans in our local markets has been adversely influenced by macroeconomic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates have increased substantially, and real estate and other asset prices have declined appreciably. Despite overall weaknesses in the marketplace, management sees evidence that its workout efforts are making progress, because some foreclosed properties have been sold without unreasonable discounts.

Nonperforming assets decreased $2.9 million, or 18.9%, to $12.4 million at March 31, 2010. Nonperforming assets as a percentage of total assets were 3.1% as of March 31, 2010, and 3.9% as of December 31, 2009. The following table shows a summary of nonperforming assets for the periods covered in this report:

	March 31, 2010	December 31, 2009
	($ in thousands)
Loans accounted for on a nonaccrual basis	$9,045	$11,676
Loans contractually past due 90 days or more as to interest or principal	—	—

Total nonperforming loans	9,045	11,676

Foreclosed real estate and other repossessed assets	3,401	3,672

Total nonperforming assets	$12,446	$15,348

Nonperforming loans decreased $2.6 million, or 22.5%, from $11.7 million at December 31, 2009, to $9.0 million at March 31, 2010. Part of the decrease in nonperforming loans was offset by a $270 thousand increase in foreclosed real estate and other repossessed assets. Of the $9.0 million in nonaccrual loans, management believes $3.5 million is well protected by collateral and is expected to be paid in full. The majority of the remaining $5.5 million is supported by collateral but carries a risk of loss for a portion of the outstanding balance. When a risk of loss has been identified, an appropriate reserve for the loss is also established through an impaired loan analysis which considers estimated fair market value of collateral, net of selling costs. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt.

Nearly half of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the borrowers wherever possible so that these loans can be paid or restructured as performing assets.

One participation loan totaling $2.9 million is secured by commercial real estate and has signed new tenants. It is expected to restore positive cash flow in the second quarter of 2010 and a return to accrual status is anticipated before year end. Another local borrower, with approximately $1.4 million outstanding, is participating in a workout plan, and is current on payments. We believe an extension of that plan could result in a return to accrual before year end.

A land development loan is nearing foreclosure sale. Even at conservative appraisal values, there appears to be sufficient value to cover the principal balance. We believe there is a good chance it will sell at the foreclosure sale thus preventing it from becoming OREO. There are payoffs pending on about $450 thousand in four smaller loans and an additional participation loan for about $700 thousand that could be returned to accrual by third quarter.

Foreclosed real estate and other repossessed assets decreased by $271 thousand from $3.7 million at December 31, 2009, to $3.4 million at March 31, 2010. The two largest foreclosed real estate properties consist of developed lots in Cowlitz and Spokane counties. There are a few other developed lots and there are also four single family homes and one mobile home in Spokane and Kootenai counties. One of the homes and three lots are under contract for sale. Most of the properties are listed for sale under marketing plans intended to liquidate properties in a responsible and timely manner.

Restructured notes increased significantly from $5.5 million at December 31, 2009 to $19.0 million at March 31, 2010. This is primarily the result of continuing negotiations related to troubled loans and identification of workout plans that are documented with forbearance or other agreements specifying the terms of those plans. The intention of such agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. An increase in restructured notes was expected by management as a result of the Bank’s collection efforts in response to the current economic environment. Below is a summary of restructured loans for the periods covered in this report:

	March 31, 2010	December 31, 2009
	($ in thousands)
Restructured notes included in nonaccrual loans	$8,956	$5,315
Performing restructured notes	10,063	202

Total restructured notes	$19,019	$5,517

Most of the restructured loans not on nonaccrual were contractually current as of March 31, 2010. Those that were delinquent are still expected to perform and were suffering only minor delinquencies. The large increase in troubled debt restructure totals is partly due to the Bank adding a full time loan workout specialist to the credit administration department. We have made significant progress in working with borrowers to develop viable and mutually acceptable plans for repayment. Management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid in full.

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

As of March 31, 2010, the allowance for loan losses was $7.2 million, an increase of $1.7 million, or 31.6%, over March 31, 2009. These allowance balances represent 2.3% and 1.6% of gross loans outstanding as of March 31, 2010 and 2009, respectively. The increase in the allowance for loan losses over the past four quarters was driven primarily by a higher level of estimated required reserves as a result of ongoing depressed economic conditions in our market areas. Net charge-offs were lower in the current quarter than in the same quarter of 2009, therefore a significantly lower provision was required in order to maintain the allowance for loan losses at an appropriate level. Below is a summary of activity in the allowance for loan losses for the first three months of 2010 and 2009, respectively:

	Three months ended
	3/31/2010	3/31/2009
	($ in thousands)
Allowance for loan losses, beginning of period	$7,082	$4,737
Loan charge-offs:
Commercial	140	17
Real estate	246	442
Installment and credit card	28	8

Total charge-offs	414	467
Recoveries of loans previously charged-off:
Commercial	—	—
Real estate	5	3
Installment and credit card	2	—

Total recoveries	7	3

Net charge-offs	407	464
Provision charged to expense	500	1,180

Allowance for loan losses, end of period	$7,175	$5,453

Annualized net charge-offs to average gross loans	0.51%	0.54%

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of allowance for loan losses in each category to total loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Construction and land development	$1,668	0.54%	$1,801	0.55%
Secured by farmland	4	0.00%	3	0.00%
Home equity loans	788	0.25%	483	0.14%
Revolving loans secured by 1-4 family residential	178	0.06%	122	0.04%
Secured by multi-family residential	282	0.09%	23	0.01%
Secured by non-farm, non-residential real estate	1,607	0.52%	1,244	0.38%
Commercial and industrial loans	2,455	0.77%	2,659	0.82%
Loans to individuals	127	0.04%	115	0.04%
Credit card loans	41	0.01%	18	0.01%
All other loans and leases	—	0.00%	—	0.00%
Mortgage loans held for sale	—	0.00%	—	0.00%
Supplementary allowance/non-specific factors	25	n/a	614	0.19%

	$7,175	2.28%	$7,082	2.18%

Deferred Tax Asset

At March 31, 2010, the Company had a recorded net deferred tax asset of $330 thousand, which compared to a net deferred tax asset of $291 thousand at December 31, 2009.

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

Deposits

As of March 31, 2010, the Bank reported $343.3 million in deposits, which represents an increase of $5.6 million over total deposits reported as of December 31, 2009. Time certificates of deposits declined $11.0 million while other interest bearing deposits increased $17.2 million; noninterest bearing demand deposits decreased $574 thousand. Core deposits, which exclude time certificates of deposit, provide a relatively stable funding source. Core deposits increased $16.6 million, or 10.1%, during the first quarter of 2010 and represented 52.8% and 48.8% of total deposits as of March 31, 2010 and December 31, 2009, respectively.

Deposit growth continues to be positively affected by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates that the Bank pays to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity, particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first three months of last year, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost of funds by 52 basis points since March 31, 2009.

Junior Subordinated Debentures

The Company had $5.2 million in junior subordinated debentures at March 31, 2010; most of the proceeds have been invested in the Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that is fixed through June 30, 2010. As of March 31, 2010, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual report on Form 10-K.

Capital Resources

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

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At March 31, 2010, the Bank’s total capital to risk weighted assets was 12.37% compared to 11.94% reported as of December 31, 2009. The improved capital ratio reflects the Bank’s net income for the first quarter of 2010 combined with a change in the mix of risk-based assets.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years through 2008, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. No dividends on common stock were declared in 2009 or 2010 and dividends are not expected to resume until the Company has returned to sustained profitability.

In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of March 31, 2010, the Bank’s leverage ratio was 9.67%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

The Company also agreed with the Federal Reserve Bank that the Company would, among other things, support the Bank’s compliance with the Bank’s obligations to the FDIC and WDFI by not receiving dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval of the Federal Reserve Bank. The Company also agreed that it would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2010, commitments to extend credit totaled $52.3 million, and letters of credit totaled $2.6 million.

Liquidity

Liquidity is the term used to refer to the Bank’s ability to meet its cash requirements. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan payments received. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has been associated with pricing rather than with availability. FHLB borrowings and unsecured overnight Federal Reserve funds are referred to as alternative funding sources.

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

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC increased the amount of deposit insurance available on individual accounts from $100,000 per account to $250,000 per account through December 31, 2013. The FDIC also implemented the Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest bearing transaction accounts and certain low-interest rate transaction accounts, regardless of dollar amounts. The Bank elected to participate in this program, which is set to expire on December 31, 2010.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At March 31, 2010, the Company had approximately $47.0 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

The Company can also increase its amount of brokered deposits. However, if the Bank were to become less than well-capitalized under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At March 31, 2010, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its customers’ needs.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2010, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2009. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Reserved.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 3, 2010	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: May 3, 2010	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.