Form 10-Q
period 2010-06-30
NORTHWEST BANCORPORATION INC
filed 2010-08-13
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010.

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

The Registrant has a single class of common stock, of which there were 3,072,498 shares issued and outstanding as of July 31, 2010.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and six-month periods ended June 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$11,820	$13,789
Interest bearing deposits at other financial institutions	36	28
Federal funds sold	8,341	4,302

Total cash and cash equivalents	20,197	18,119
Securities available for sale	38,176	24,808
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $7,251 on June 30, 2010 and $7,082 on December 31, 2009	296,348	314,153
Loans held for sale	1,667	3,112
Premises and equipment, net	17,667	18,098
Accrued interest receivable	1,478	1,467
Foreclosed real estate and other repossessed assets	4,011	3,672
Bank owned life insurance	3,731	3,670
Other assets	3,920	5,342

TOTAL ASSETS	$388,456	$393,702

LIABILITIES

Noninterest bearing demand deposits	$57,646	$63,850
Money market accounts	30,462	23,005
NOW accounts	54,607	35,507
Savings accounts	42,612	42,321
Time certificates of deposit, $100,000 and over	76,274	75,983
Time certificates of deposit, under $100,000	74,615	97,111

TOTAL DEPOSITS	336,216	337,777

Securities sold under agreements to repurchase	105	291
Borrowed funds	8,476	13,177
Capital lease liability	596	599
Junior subordinated debentures	5,155	5,155
Accrued interest payable	513	658
Other liabilities	2,222	2,239

TOTAL LIABILITIES	353,283	359,896

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,072	10,012
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	573	580
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 2,385,693 on June 30, 2010 and 2,380,793 on December 31, 2009	23,308	23,269
Common stock subscribed	2,169	—
Retained earnings (accumulated deficit)	74	(443)
Accumulated other comprehensive income, net of tax effect of $182 and $199, respectively	354	388
Less: stock subscription receivable	(1,377)	—

TOTAL SHAREHOLDERS’ EQUITY	35,173	33,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$388,456	$393,702

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,788	$5,316	$9,862	$10,446
Investment securities	380	228	707	474
Federal funds sold and interest bearing deposits	6	1	13	4

Total interest income	5,174	5,545	10,582	10,924

Interest expense:
Deposits	1,468	1,780	3,032	3,698
Securities sold under agreements to repurchase	—	1	—	7
Borrowed funds	170	287	366	599

Total interest expense	1,638	2,068	3,398	4,304

Net interest income	3,536	3,477	7,184	6,620

Provision for loan losses	950	1,815	1,450	2,995

Net interest income after provision for loan losses	2,586	1,662	5,734	3,625

Noninterest income:
Service charges on deposits	326	400	633	705
Gain from sale of loans, net	152	209	316	366
Gain from sale of securities	312	8	318	9
Gain from sale of foreclosed real estate and other property owned	94	33	119	54
Other noninterest income	254	214	693	555

Total noninterest income	1,138	864	2,079	1,689

Noninterest expense:
Salaries and employee benefits	1,535	1,670	3,100	3,400
Occupancy and equipment	302	343	613	664
Depreciation and amortization	294	249	570	494
Advertising and promotion	95	111	162	184
Loss on foreclosed real estate and other property owned	218	300	322	300
Other noninterest expenses	941	1,203	1,859	2,062

Total noninterest expense	3,385	3,876	6,626	7,104

Income (loss) before income taxes	339	(1,350)	1,187	(1,790)
Income tax expense (benefit)	70	(504)	332	(688)

Net income (loss)	$269	($846)	$855	($1,102)

Preferred stock dividends	142	145	285	219
Preferred stock discount accretion, net	27	26	53	39

Net income (loss) applicable to common shares	$100	($1,017)	$517	($1,360)

Earnings (loss) per common share - basic	$0.04	$(0.43)	$0.22	$(0.57)
Earnings (loss) per common share - diluted	$0.04	$(0.43)	$0.22	$(0.57)
Weighted average shares outstanding - basic	2,384,078	2,370,732	2,382,444	2,368,998
Weighted average shares outstanding - diluted	2,385,963	2,370,732	2,383,716	2,368,998

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
Balance, December 31, 2008	$26,919	$—	$23,211	$3,429	$279
Net loss	(3,277)			(3,277)		($3,277)
Stock issued to directors	22		22
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(503)			(503)
Accretion of preferred stock discount, net	—	92		(92)
Equity-based compensation expense, net	75		75
Tax effect of vested stock grants	(39)		(39)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of taxes	224				224	224
Net change in unrealized gain on securities available for sale, net of taxes	(115)				(115)	(115)

Comprehensive loss						($3,168)

Balance December 31, 2009	33,806	10,592	23,269	(443)	388
Net income	855			855		855
Stock issued to directors	22		22
Common stock subscribed, less subscriptions receivable	792		792
Cash dividends declared on preferred stock	(285)			(285)
Accretion of preferred stock discount, net	—	53		(53)
Equity-based compensation expense, net	17		17
Change in unrealized gain on securities available for sale, net of taxes	(34)				(34)	(34)

Comprehensive income						$821

Balance, June 30, 2010	$35,173	$10,645	$24,100	$74	$354

Disclosure of 2010 reclassification amount:

Net change in unrealized holding gains on available for sale securities	($431)
Reclassification adjustment for net gains realized in income	380

Net change in unrealized gains	(51)
Tax effect	17

Net of tax amount	($34)

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$855	($1,102)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization (accretion) of securities premiums and discounts, net	2	(9)
Gain on sale of securities, net	(318)	(9)
Amortization of deferred loan fees	120	214
Provision for loan losses	1,450	2,995
Originations of loans held for sale	(15,921)	(26,243)
Proceeds from sales of loans held for sale	17,682	22,741
Gain on sale of loans, net	(316)	(366)
Depreciation and amortization	570	494
Loss on sale of premises and equipment	—	9
Provision for losses and impairment of foreclosed real estate and other property owned	300	300
Gain on sale of foreclosed real estate and other property owned, net	(97)	(54)
Net increase in bank owned life insurance	(61)	(64)
Gain on redemption of bank owned life insurance	—	(145)
Net (increase) decrease in deferred income taxes	(28)	288
Equity-based compensation expense	17	19
Issuance of common stock under directors’ compensation arrangements	22	22
Change in assets and liabilities:
Accrued interest receivable	(11)	112
Other assets	1,219	(441)
Interest payable	(145)	(66)
Other liabilities	(231)	80

Net cash provided (used) by operating activities	5,109	(1,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(22,715)	(2,998)
Proceeds from maturities, calls and principal repayments	4,329	9,741
Proceeds from sale	5,345	—
Securities held to maturity:
Purchases	—	(1,959)
Purchases of FHLB stock	—	(155)
Proceeds from sale of equity security	189	—
Net decrease (increase) in loans	14,439	(3,919)
Purchase of premises and equipment	(340)	(605)
Proceeds from sale of premises and equipment	—	4
Proceeds from sale of foreclosed real estate and other repossessed assets	1,453	425
Proceeds from redemption of bank owned life insurance	—	291

Net cash provided by investing activities	2,700	825

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,561)	14,015
Net decrease in securities sold under agreement to repurchase	(186)	(21,485)
Net decrease in federal funds purchased	—	(3,465)
Proceeds from borrowed funds	—	5,000
Repayment of borrowed funds	(4,704)	(4,507)
Proceeds from issuance of preferred stock	—	10,500
Proceeds from common stock subscription	792	—
Cash dividend paid	(72)	(146)

Net cash (used) provided by financing activities	(5,731)	(88)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,078	(488)
Cash and cash equivalents, beginning of period	18,119	11,413

Cash and cash equivalents, end of period	$20,197	$10,925

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$3,543	$4,371

Income taxes	$405	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$(34)	$(42)

Acquisition of real estate and other repossessed assets in settlement of loans	$1,895	$3,510

Foreclosed real estate financed in-house	$99	$409

Preferred stock dividend accrued and paid in subsequent period	$215	$73

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

NOTE 2. New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-16 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest, (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather, the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets, liabilities and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The adoption of this amendment had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Stock Compensation; Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the underlying entity’s security trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this amendment had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables; Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU 2010-18 specifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this Update do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. This amendment was effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively, and upon initial adoption of the guidance in this update, an entity may make a one-time election to terminate accounting for loans as a pool, on a pool-by-pool basis. The adoption of this amendment is not expected to have any impact on the Company’s consolidated financial statements.

In July 2010, the FASB issues ASU 2010-20, Receivables; Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve these objectives, an entity should provide disclosures that are disaggregated by portfolio segment and class of financing receivables. Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis: 1) a rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method; 2) for each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables; 3) the nonaccrual status of financing receivables by class of financing receivables; 4) impaired financing receivables by class of financing receivables. The amendments in this Update require an entity to provide the following additional disclosures about its financing receivables: 1) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; 2) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; 3) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses; 4) the nature and extent of financing receivables modified as troubled debt restructurings within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; 5) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this amendment will increase the Company’s loan-related disclosures to provide for greater transparency about the Company’s allowance for credit losses and the credit quality of its loans receivable.

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

NOTE 4. Stock-Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be granted during the process of recruiting new employees to the Bank. The maximum number of stock options and restricted shares that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At June 30, 2010, 221,224 shares and/or options were available for grant to employees.

Additional information regarding stock options and restricted stock outstanding at December 31, 2009 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. Note 14 also provides additional details on the method of accounting for stock-based compensation expense and the Black-Scholes model assumptions utilized to calculate that expense. Stock based compensation expense of $7 thousand and $19 thousand was recorded for the three-month period ended June 30, 2010 and 2009. Stock based compensation expense of $17 thousand and $39 thousand was recorded for the six-month period ended June 30, 2010 and 2009. At June 30, 2010, compensation costs not yet recognized for non-vested stock options and restricted stock awards was $76 thousand.

Stock options are subject to a graded five-year vesting period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three-month and six-month periods ended June 30, 2010 and 2009. Stock options outstanding and exercisable as of June 30, 2010 are as follows:

	Number of shares	Weighted- average exercise price	Intrinsic Value
Outstanding options, December 31, 2009	87,003	$9.67	$0.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	(2,205)	16.73	—

Outstanding options, June 30, 2010	84,798	9.49	—

Options exercisable, June 30, 2010	79,876	9.02	—

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

	Number of shares	Weighted average fair value
Outstanding, December 31, 2009	21,351	$5.98
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding, June 30, 2010	21,351	$5.98

NOTE 5. Securities

All securities held by the Bank at June 30, 2010 are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on sales of available for sale securities are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity, any remaining premium or discount is reported as noninterest income. Nine securities were sold in the six-month period ended June 30, 2010, resulting in a net gain of $318 thousand included in other noninterest income. There were no securities sold in the six-month period ended June 30, 2009.

The amortized cost of securities available for sale and their approximate fair values at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$24,022	$132	$0	$24,154
Corporate debt obligations	1,888	28	16	1,900
State and municipal securities	11,270	400	57	11,613
Mortgage backed securities	460	49	—	509

	$37,640	$609	$73	$38,176

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$8,102	$47	$135	$8,014
Corporate debt obligations	1,541	—	22	1,519
State and municipal securities	9,615	391	28	9,978
Mortgage backed securities	4,963	334	—	5,297

	$24,221	$772	$185	$24,808

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
Corporate debt obligations	$334	$16	$—	$—	$334	$16
State and municipal securities	2,413	57	—	—	2,413	57

	$2,747	$73	$—	$—	$2,747	$73

	December 31, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$6,465	$135	$—	$—	$6,465	$135
Corporate debt obligations	1,021	20	499	2	1,520	22
State and municipal securities	905	28	—	—	905	28

	$8,391	$183	$499	$2	$8,890	$185

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2010, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The Company’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities. Management believes the nature of securities in the Bank’s investment portfolio present a very high probability of collecting all contractual amounts due, as the majority of the securities held are backed by government agencies or government-sponsored enterprises. However, this recovery in value may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity. At June 30, 2010, 10 securities had unrealized losses. At December 31, 2009, 16 securities had unrealized losses.

Management reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above.

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

The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of June 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

At June 30, 2010, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Scheduled maturities of securities available for sale at June 30, 2010, are as follows:

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$312	$314
Due from one year to five years	7,959	8,138

Due from five to ten years	10,231	10,464
Due after ten years	18,678	18,751
Mortgage backed securities	460	509

	$37,640	$38,176

At June 30, 2010 and December 31, 2009, securities with an amortized cost of $11.3 million and $16.4 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $11.3 million and $17.1 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 6. Loans

Loan detail by category is as follows:

	June 30, 2010	December 31, 2009
	($ in thousands)
1-4 family and multi-family real estate	$51,172	$48,365
Commercial real estate	148,114	137,225
Commercial construction	12,425	34,217
Commercial non-real estate	50,797	55,071
Land and land development	32,567	36,833
Consumer	9,160	10,167

	304,235	321,878
Allowance for loan losses	(7,251)	(7,082)
Net deferred loan fees	(636)	(643)

	$296,348	$314,153

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows:

	June 30, 2010		December 31, 2009
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
	($ in thousands)
Impaired Loans:
Loans on nonaccrual	$11,371	$1,814	$11,676	$1,191
Loans on accrual status	21,744	1,942	15,979	1,436

Total impaired loans	$33,115	$3,756	$27,655	$2,627

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

	Three months ended		Six months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
	($ in thousands)		($ in thousands)
Balance, beginning of period	$7,175	$5,453	$7,082	$4,737
Provision for loan losses	950	1,815	1,450	2,995

Loan charge-offs	(912)	(2,849)	(1,325)	(3,316)
Loan recoveries	38	6	44	9

Balance, end of period	$7,251	$4,425	$7,251	$4,425

NOTE 8. Borrowed Funds

Borrowed funds consist of FHLB term loan advances at June 30, 2010 and December 31, 2009.

The Bank has operating lines of credit with various correspondent banks. The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line is secured with investment securities. These lines of credit are available for short-term funding to meet current liquidity needs. Although general market trends in connection with the current distress in financial markets may impact the availability of such operating lines from other financial institutions, the Bank believes that the financial institutions with which it has relationships are stable and that the Bank will continue to have sufficient access to short term funding. There can be no assurance that short-term funding will continue to be available. The amount of federal funds purchased and outstanding balances on the credit lines for the periods covered in this report are detailed as follows:

	June 30, 2010		December 31, 2009
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$51,129	$—	$53,753	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

NOTE 9. Capital Lease Liability

The capital lease liability outstanding on June 30, 2010 and December 31, 2009 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net,” and the net present value of future payments is included as a liability in “Capital lease liability.”

NOTE 10. Material Contracts

In the third quarter of 2006, the Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the Spokane Opera House; that facility is now known as the INB Performing Arts Center. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires July 20, 2016; however, the Bank has the right to extend the contract for an additional ten years, at an annual rate that will not exceed the current annual rate by more than twenty percent. Expenses related to the agreement are recognized as “Other operating” expense.

In March of 2009, the Bank entered into a renegotiated lease with Diamond Plaza, LLC for its principal office and main branch, which is located in the Paulsen Center Building in downtown Spokane. The new lease is for a 10-year term with additional renewal options on approximately 22,971 square feet. The initial lease rate is $30,839 per month and escalates approximately 3% per year. A copy of the lease agreement has been filed as Exhibit 99.1 to the current report on Form 8-K filed by the Company with the SEC on May 11, 2009.

NOTE 11. Junior Subordinated Debentures

In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statement of financial condition; the subordinated debentures are detailed individually in this report and are included in “Borrowed funds” in the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. The Trust is not consolidated in these financial statements, pursuant to ASC 810, Consolidation. The Company reports the junior subordinated debentures within the liabilities section of the consolidated statements of financial condition.

The following table presents a summary of the Company’s outstanding trust preferred securities at June 30, 2010 and December 31, 2009:

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity date	Per annum interest rate	Extension period	Redemption option
	($ in thousands)
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	5.95%	20	On or after
						consecutive quarters	6/30/2010

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company will be restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes.

NOTE 12. Common and Preferred Stock

Common Stock:

No cash dividends were declared during the three-month and six-month periods ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010 and 2009, the Company declared preferred stock dividends totaling approximately $285,000 and $219,000. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends.

As of June 30, 2010, dividend payments in arrears on preferred stock were $214,594. As of December 31, 2009, accrued and unpaid dividends totaled $71,531 and no dividend payments on the preferred stock were in arrears.

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

The estimated fair values of the Bank’s financial instruments are summarized below.

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks	$11,820	$11,820	$13,789	$13,789
Federal funds sold/interest bearing balances at other financial institutions	8,377	8,377	4,330	4,330
Securities available for sale	38,176	38,176	24,808	24,808
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	296,348	302,770	314,153	319,036
Loans held for sale	1,667	1,667	3,112	3,112
Bank owned life insurance	3,731	3,731	3,670	3,670
Financial Liabilities:
Deposits	336,216	337,492	337,777	339,544
Securities sold under agreements to repurchase	105	105	291	291
Borrowed funds	8,476	8,615	13,177	13,419
Junior subordinated debentures	5,155	2,551	5,155	5,056

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

Description of Financial Instrument	Fair Value	Fair Value at June 30, 2010
		Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$24,154	$—	$24,154	$—

Corporate debt obligations	1,900	—	1,900	—

State and municipal securities	11,613	—	11,613	—
Mortgage backed securities	509	—	509	—

Description of Financial Instrument	Fair Value	Fair Value at December 31, 2009
		Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$8,014	$—	$8,014	$—
Corporate debt obligations	1,519	—	1,519	—
State and municipal securities	9,978	—	9,978	—
Mortgage backed securities	5,297	—	5,297	—

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

Loans receivable: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, real estate, consumer, credit card, and other. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair values for fixed-rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values.

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

Certain financial assets are measured at fair value on a nonrecurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

Description of Financial Instrument	Fair Value	Fair Value at June 30, 2010
		Level 1	Level 2	Level 3
	($ in thousands)
Loans	$14,976	$—	$—	$14,976
Foreclosed real estate and other repossessed assets	4,011	—	—	4,011

Description of Financial Instrument	Fair Value	Fair Value at December 31, 2009
		Level 1	Level 2	Level 3
	($ in thousands)
Loans	$9,079	$—	$—	$9,079
Foreclosed real estate and other repossessed assets	3,672	—	—	3,672

Loans. Loans measured at fair value on a nonrecurring basis are impaired loans, and are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans. The value of real estate collateral is determined based on an independent appraisal. The value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases an appraisal is obtained for equipment and inventory. Appraised and reported values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the customer and the customer’s business. The impaired loans included in the table above are reported net of their specific reserve, which is management’s best estimate of fair value. The specific reserve is established by recording provision expense in the Consolidated Statements of Operations.

Foreclosed real estate and other repossessed assets. Fair values of foreclosed real estate and other repossessed assets are typically determined based on an independent appraisal. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the customer and the customer’s business. Any write-downs of foreclosed or repossessed assets subsequent to the initial classification are recorded as an expense in the Consolidated Statements of Operations.

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

NOTE 14. Income Taxes

The effective tax rates presented for the six-month period ended June 30, 2010 are not consistent with the six-month period ended June 30, 2009 or the Company’s historical effective tax rates. Our normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences combined with a loss before income taxes for the six-month period ended June 30, 2009, and adjustments related to certain state deferred tax benefits, has resulted in a higher effective tax benefit percentage in the six months ended June 30, 2009 as compared to the same period ended in 2010.

As of June 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $387 thousand and $291 thousand, respectively; in addition, the Company had recorded an income tax receivable of $4 thousand and $1.0 million as of June 30, 2010 and December 31, 2009, respectively. These balances were included in other assets in the accompanying consolidated statements of financial condition.

The Company currently has a valuation allowance totaling $742 thousand recorded against a portion of its deferred tax assets, because taxable income in the next calendar year may not be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences. This valuation allowance will be reduced or eliminated as future taxable income is earned.

The Company follows the provisions of ASC 740, Income Taxes. The Company had no unrecognized tax benefits at June 30, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended June 30, 2010 and December 31, 2009 the Company recognized no interest and penalties.

NOTE 15. Subsequent Event – Capital Raising Activities

On July 15, 2010, the Company concluded a rights offering to the holders of its common stock, raising $2,747,220 in exchange for 686,805 shares of the Company’s common stock. Costs totaling $141,384 were netted with capital.

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

Forward-looking statements provide management’s expectations or predictions of future conditions, events or results. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made. There are a number of factors, many of which are beyond the Company’s control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. These factors, some of which are discussed elsewhere in this report, include:

•	the inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	further deterioration in economic conditions that could result in increased loan and lease losses;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of the Company;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

•	the financial condition of the Company’s borrowers and lenders;

•	the Company’s ability to dispose of real estate acquired;

•	the Company’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and

•	the Company’s success at managing the risks involved in the foregoing.

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

Results of Operations

Summary

The Company reported net income applicable to common shares of $100 thousand and $517 thousand for the three-month and six-month periods ended June 30, 2010, compared to a net loss applicable to common shares of approximately $1.0 million and $1.4 million for the comparable periods in 2009. The improvement in operating results compared to the first six months of 2009 is largely attributable to increased net interest income, a lower provision for loan losses, a reduction in non-interest expenses, and increased noninterest income.

During the first six months of 2010, total assets decreased $5.2 million, or 1.3%. Total gross loans decreased $17.6 million, or 5.5%, and deposits decreased $1.6 million, or 0.5%, during the same period. Despite these decreases, the Company showed an improvement in operating results because a lower loan loss provision was required, and the Company’s net interest margin improved. The shift from time certificates of deposit to core deposits, coupled with the decline in interest rates, resulted in a notable reduction of interest expense. In addition, we have been proactive in identifying and charging off problem loans, and as we work through resolving these loan issues, there has been a lesser need for provision expense.

The table below summarizes the Company’s financial performance for the three-month and six-month periods ended June 30, 2010 and 2009:

Financial Highlights

($ in thousands, except per share data)

	Three months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Results of Operations:
Interest income	$5,174	$5,545	-6.7%	$10,582	$10,924	-3.1%
Interest expense	1,638	2,068	-20.8%	3,398	4,304	-21.1%

Net interest income	3,536	3,477	1.7%	7,184	6,620	8.5%
Provision for loan losses	950	1,815	-47.7%	1,450	2,995	-51.6%

Net interest income after provision for loan losses	2,586	1,662	55.6%	5,734	3,625	58.2%
Noninterest income	1,138	864	31.7%	2,079	1,689	23.1%
Noninterest expense	3,385	3,876	-12.7%	6,626	7,104	-6.7%

Income (loss) before income taxes	339	(1,350)	125.1%	1,187	(1,790)	166.3%
Income tax expense (benefit)	70	(504)	113.9%	332	(688)	148.3%

Net income (loss)	269	(846)	131.8%	855	(1,102)	177.6%

Preferred stock dividends and discount accretion	169	171	-1.2%	338	258	31.0%

Net income (loss) applicable to common shares	$100	$(1,017)	109.8%	$517	$(1,360)	138.0%

Share Data:
Basic earnings (loss) per common share	$0.04	$(0.43)		$0.22	$(0.57)
Diluted earnings (loss) per common share	$0.04	$(0.43)		$0.22	$(0.57)

Selected Ratios:
Return on average assets	0.10%	-1.02%		0.26%	-0.55%
Return on average equity	1.15%	-11.12%		3.00%	-7.00%
Net interest income to average earning assets	3.85%	3.77%		3.92%	3.59%
Efficiency ratio	72.42%	89.29%		71.53%	86.64%
Noninterest income to average assets	1.13%	0.87%		1.04%	0.85%
Noninterest expense to average assets	3.37%	3.90%		3.31%	3.57%
Ending shareholders’ equity to average assets	8.76%	9.07%		8.77%	9.06%
Nonperforming loans to gross loans	3.74%	4.50%		3.74%	4.50%
Allowance for loan losses to gross loans	2.38%	1.31%		2.39%	1.31%

Net Interest Income

The principal component of the Company’s revenues is net interest income. Net interest income is the difference between interest income derived from earning assets, primarily loans and investment securities, and interest expense associated with interest bearing liabilities, primarily deposits, securities sold under agreement to repurchase and borrowed funds. The volume and mix of earning assets and funding sources, market rates of interest, demand for loans, and the availability of deposits affect net interest income.

Average Balances, Rates, and Interest Income and Expenses. The following table presents an analysis of the Company’s net interest income and net interest margin for the three-month period ended June 30, 2010 and 2009:

	Three months ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$317,469	$4,788	6.03%	$341,891	$5,316	6.22%
Taxable investments	28,137	270	3.84%	14,372	139	3.87%
Nontaxable investments [3]	11,170	110	3.94%	8,740	89	4.07%
FHLB stock	1,261	—	0.00%	1,140	—	0.00%
Federal funds sold & interest-bearing deposits with banks	8,970	6	0.27%	3,013	1	0.13%

Total interest earning assets	367,007	5,174	5.64%	369,156	5,545	6.01%
Less allowance for loan losses	(7,440)			(5,227)
Cash and due from banks	11,051			8,085
Other non-earning assets	30,700			25,819

Total assets	$401,318			$397,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	49,040	203	1.66%	14,719	15	0.41%
Money market accounts	30,248	79	1.04%	26,736	59	0.88%
Savings accounts	45,374	103	0.91%	42,798	138	1.29%
Time certificates of deposit	156,207	1,083	2.77%	178,483	1,568	3.51%

Total interest bearing deposits	280,869	1,468	2.09%	262,736	1,780	2.71%
Securities sold under repurchase agreements	174	—	0.00%	691	1	0.58%
Borrowed funds	9,710	92	3.79%	25,268	210	3.32%
Junior subordinated note [4]	5,155	78	6.05%	5,155	77	5.97%

Total borrowed funds	15,039	170	4.52%	31,114	288	3.70%

Total interest bearing liabilities	295,908	1,638	2.21%	293,850	2,068	2.82%
Demand deposits	62,261			65,687
Other liabilities	8,460			1,713
Shareholders’ equity	34,689			36,583

Total liabilities and shareholders’ equity	$401,318			$397,833

Net interest income		$3,536			$3,477

Net interest spread			3.43%			3.19%

Net interest income to average earning assets (margin)			3.85%			3.77%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.

2.	Loan fee income in the amount of $96 thousand and $165 thousand is included in loan interest income for 2010 and 2009, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

The following table presents an analysis of the Company’s net interest income and net interest margin for the six-month period ended June 30, 2010 and 2009:

	Six months ended June 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross [1,2]	$320,664	$9,862	6.15%	$341,891	$10,446	6.11%
Taxable investments	23,445	503	4.29%	14,372	310	4.31%
Nontaxable investments [3]	10,502	204	3.88%	8,740	164	3.75%
FHLB stock	1,261	—	0.00%	1,140	—	0.00%
Federal funds sold & interest-bearing deposits with banks	10,651	13	0.24%	3,013	4	0.27%

Total interest earning assets	366,523	10,582	5.77%	369,156	10,924	5.92%

Less allowance for loan losses	(7,385)			(5,227)
Cash and due from banks	10,516			8,085
Other non-earning assets	31,228			26,412

Total assets	$400,882			$398,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	43,738	326	1.49%	14,380	31	0.43%
Money market accounts	28,333	147	1.04%	29,583	122	0.82%
Savings accounts	45,749	240	1.05%	41,550	270	1.30%
Time certificates of deposit	161,953	2,319	2.86%	182,992	3,275	3.58%

Total interest bearing deposits	279,773	3,032	2.17%	268,505	3,698	2.75%
Securities sold under repurchase agreements	250	—	0.00%	4,840	7	0.29%
Borrowed funds	11,291	211	3.74%	22,666	444	3.92%
Junior subordinated note [4]	5,155	155	6.01%	5,155	155	6.01%

Total borrowed funds	16,696	366	4.38%	32,661	606	3.71%

Total interest bearing liabilities	296,469	3,398	2.29%	301,166	4,304	2.86%
Demand deposits	61,516			60,375
Other liabilities	8,407			5,377
Shareholders’ equity	34,490			31,508

Total liabilities and shareholders’ equity	$400,882			$398,426

Net interest income		$7,184			$6,620

Net interest spread			3.48%			3.06%

Net interest income to average earning assets (margin)			3.92%			3.59%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.

2.	Loan fee income in the amount of $205 thousand and $314 thousand is included in loan interest income for 2010 and 2009, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	Junior subordinated note interest is fixed at 5.95%. Interest is computed using 360/365, which results in a higher annual percentage rate.

During the six months ended June 30, 2010 and 2009, the net interest margin improved 33 basis points from 3.59% to 3.92%. This improvement resulted from interest expense declining at a faster rate than interest income.

Interest income for the six months ended June 30, 2010 was $10.6 million, representing a decrease of $342 thousand, or 3.13%, compared to the same period in 2009. The decrease in interest income is related to a decrease of $2.6 million in average interest earning assets combined with a change in the mix of interest earning assets, but was offset by an increase in the yields on loans and nontaxable investments. Loans, the highest yielding component of earning assets, represented 87.5% of average earning assets during the first six months of 2010, compared to 92.6% during the first six months of 2009. The average yield on loans improved 4 basis points to 6.15% for the first six months of 2010 from 6.11% for the comparable period in 2009.

Interest expense for the six months ended June 30, 2010 was $3.4 million, representing a decrease of $906 thousand, or 21.1%, compared to $4.3 million for the same period in 2009. This improvement in interest expense is a result of the reductions in and re-pricing of time certificates of deposit along with the paydown of higher costing borrowed funds. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit re-price to the lower rates that are currently being offered. The decrease was offset by an increase during the quarter in interest expense for NOW and money market accounts because the Bank offered higher than market rates on these accounts to increase core deposits.

The percentage of average interest earning assets funded by average interest bearing liabilities decreased to 80.9% for the first six months of 2010, compared to 81.6% for the same period in 2009. Deposits represented 94.4% of average interest bearing liabilities at June 30, 2010, compared to 89.2% at June 30, 2009. The cost of interest bearing funds for the first six months of 2010 decreased 57 basis points to 2.29%, from 2.86% during the same period last year.

Rate/Volume Analysis. Net interest income can be analyzed in terms of the impact of varying rates and volumes. The following table sets forth the effects that different levels of interest earning assets and interest bearing liabilities and that applicable rates have had on net interest income for the periods presented:

	Three months ended June 30 2010 over 2009				Six months ended June 30 2010 over 2009
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(380)	$(162)	$14	$(528)	$(648)	$68	$(4)	$(584)
Securities	153	(1)	—	152	214	13	6	233
Fed funds sold/interest-bearing balances	2	1	2	5	10	—	(1)	9

Total interest earning assets	(225)	(162)	16	(371)	(424)	81	1	(342)

Interest bearing liabilities
NOW accounts	35	46	106	187	63	76	156	295
Money market accounts	8	11	1	20	(5)	33	(3)	25
Savings accounts	8	(41)	(2)	(35)	27	(52)	(5)	(30)
Time certificates of deposit	(195)	(330)	44	(481)	(377)	(659)	80	(956)
Securities sold under repurchase agreements	(1)	(1)	1	(1)	(7)	(7)	7	(7)
Borrowed funds	(129)	30	(18)	(117)	(223)	(20)	10	(233)
Junior subordinated debentures	—	1	—	1	—	—	—	—

Total interest bearing liabilities	(274)	(284)	132	(426)	(522)	(629)	245	(906)

Total increase (decrease) in net interest income	$49	$122	$(116)	$55	$98	$710	$(244)	$564

Net interest income improved $564 thousand for the six months ended June 30, 2010 compared to June 30, 2009; this improvement in earnings stemmed primarily from lower interest rates paid on time certificates of deposit, a lower volume of time certificates of deposit, higher loan rates, and paydowns on borrowed funds. The Company has benefited from a lower volume of certificates of deposit because they bear a higher rate of interest than other forms of deposit.

Interest Rate Risk. The Bank seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. Accordingly, the Bank’s interest rate sensitivity is monitored by its Asset and Liability Committee (“ALCO”) on an ongoing basis. The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. An interest rate simulation model is used as a quantitative tool to monitor the impact of changing interest rates on net interest income and the economic value of equity. To evaluate changes in net interest income, the model uses various assumptions and considers the maturity and re-pricing characteristics of interest bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components over a range of interest rate scenarios. The simulation model captures the impact of interest rate changes on the net value of future cash flows, which is the economic value of equity (“EVE”). Net interest income simulation measures exposure over a relatively short time period of 12 months and the EVE simulation measures exposure over the estimated remaining life of all balance sheet positions. Notwithstanding the Bank’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

Presented below are the results of the simulation performed on the Bank’s financial information as of June 30, 2010 and 2009. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest re-pricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in Economic Value of Equity
	2010	2009	2010	2009
+300	-17.9%	12.1%	-38.2%	-29.2%
+200	-12.1%	4.9%	-26.0%	-22.3%
+100	-5.6%	0.2%	-13.3%	-12.6%
-25	0.6%	-0.1%	4.2%	3.3%

As noted above, computation of the prospective effect of hypothetical interest rate changes is based on a number of assumptions and results could vary significantly if different assumptions were used. The assumptions relied upon in making these calculations include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to re-pricing react to changes in market interest rates, the degree to which non-maturity deposits (i.e. demand deposits) react to changes in market rates, expected prepayment rates, the degree to which early withdrawals occur on certificates of deposit and the volume of other deposit flows. In addition, the analysis does not reflect future actions that the Bank’s ALCO might take in responding to or anticipating changes in interest rates. Accordingly, although the above table provides an indication of the Bank’s sensitivity to interest rate changes at a point in time, these estimates are not intended to, and do not provide, a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income or economic value of equity.

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio. Our methodology for analyzing probable loan losses is consistent with that at December 31, 2009; the calculation has been adjusted in the first and second quarters of 2010 for changes in leading indicators such as unemployment and trends in the real estate market, as well as changes in the weighted average risk rating of loans in our portfolio.

The provision for loan losses during the six-month period ended June 30, 2010 was $1.45 million, which was a substantial decrease of $1.55 million, or 51.6%, compared to the $3.00 million added to the provision for the same period in 2009. Over the course of 2009, the Bank increased the allowance for loan losses dramatically to address higher levels of charged-off loans and indications of probable losses. During the first six months of 2010, charge-offs were lower than anticipated, so even in light of a slight increase in the allowance for loan losses, the required provision was much lower than in the same period last year.

Net charge-offs for the first six months of 2010 were $1.3 million compared to net charge-offs of $3.3 million for the first six months of 2009. Annualized net charge-offs were 0.80% and 1.93% of average gross loans for the six-month periods ended June 30, 2010 and 2009, respectively; this measurement for the current period is slightly less than the five-year average of 0.44% through the year ended December 31, 2009. The majority of net charge-offs during the first six months of 2010 were due to losses on real estate secured loans, which comprised 79.9% of total net charge-offs, while net charge-offs for the same period of 2009 resulted from both real estate secured loans, which comprised 50.7% of total net charge-offs, and commercial loans, which comprised 48.9% of total net charge-offs. The significant decrease in the dollar amount of charge-offs between the first six months of 2010 and the same period of 2009, combined with the shift in the source of charge-offs away from commercial purpose loans, is the result of the Bank addressing specific commercial loan relationships that were troubled in 2009. These loans have either been charged-off or the credit quality issues have been resolved and have not recurred.

Management is committed to maintaining an adequate allowance for loan losses relative to our level of problem loans. See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

For the six months ended June 30, 2010, noninterest income was $2.1 million, an increase of $390 thousand, or 23.1%, from the same period in 2009. The increase in noninterest income was attributable to a $119 thousand gain on the sale of foreclosed real estate and other property owned, a $318 thousand gain on the sale of securities, and a $224 thousand B&O tax refund, offset by a decrease in service charges on deposits and a lower level of gains on the sale of mortgage loans; noninterest income in 2009 included $145 thousand in nonrecurring life insurance proceeds.

Noninterest Expense

Noninterest expense for the six-month period ended June 30, 2010 was $6.6 million, a decrease of $478 thousand or 6.7%, from the same period in 2009.

Salaries and employee benefits for the first six months of 2010 decreased $300 thousand, or 8.8%, compared to the same period in 2009. Contributing to the overall decrease were cost cutting measures taken to reduce staffing levels and reductions in the amount of incentive compensation paid to loan officers for commercial loan production. Full-time employee equivalents (“FTEs”) declined from 107 FTEs as of June 30, 2009 to 106 FTEs as of June 30, 2010.

During the first six months of 2010, depreciation and amortization expense was $76 thousand higher than the same period in 2009. The increased expense is primarily due to higher depreciation costs for a Bank branch that was moved from inside a grocery store to a free-standing facility in February 2010.

The Company’s loss on foreclosed real estate and other property owned included losses on sales of foreclosed real estate of $22 thousand, a valuation allowance for foreclosed real estate held by the Company at period end of $100 thousand, and an impairment charge of $200 thousand for land included in the balance sheet under the caption “Premises and equipment, net.” For the same period in 2009, this category consisted of a valuation allowance for foreclosed real estate held by the Company at period end of $300 thousand. In total, these expenses were $22 thousand higher for the six months ended June 30, 2010 than in the same period in 2009.

Other noninterest expenses for the first six months of 2010 decreased $203 thousand, or 9.8%, compared to the same period in 2009. This decrease in expenses was largely caused by overall cost cutting measures in several other operating expense categories including: outside professional fees, advertising and promotion costs, and stationery and supplies expenses. The decrease was offset by an increase in costs related to maintaining or selling real estate securing nonperforming assets, which increased $72 thousand year over year.

Financial Condition

Securities

As of June 30, 2010, the Bank had $38.2 million of securities, which is an increase of $13.4 million from December 31, 2009. This increase is a result of a combination of declining loan demand and a conscious effort by management to increase on-balance sheet liquidity in light of the current economy. With the exception of corporate bonds with a fair value of $1.9 million, all securities at June 30, 2010, are obligations of the Treasury Department, U.S. agencies, and state or municipal governments. As of June 30, 2010, the securities portfolio included a net unrealized gain of $536 thousand.

Loans

At June 30, 2010, the Bank reported $304 million in gross loans, a decrease of $17.6 million, or 5.5%, compared to December 31, 2009. This decrease is primarily attributable to a $21.8 million, or 63.7%, reduction in commercial construction loans and a $4.3 million, or 11.6%, reduction in land and land acquisition loans; these decreases were partially offset by an increase of $10.9 million, or 7.9%, in commercial real estate loans. Management plans to further reduce loan balances as part of a strategy to re-balance assets and liabilities and focus closely upon asset quality. As part of this strategy, the Bank has implemented more stringent lending practices, has discontinued purchasing participation loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

There is continued competitive pressure on pricing in the Bank’s local market area, especially for those loans considered to be the most desirable. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped to improve the Bank’s interest income despite a slight reduction in total loans. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less.

The demand for loans in our local markets has been adversely influenced by macroeconomic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates have increased substantially, and real estate and other asset prices have declined appreciably. Despite overall weaknesses in the marketplace, management sees evidence that its workout efforts are making progress. Several foreclosed properties have been sold without unreasonable discounts.

Nonperforming assets increased $34 thousand, or 0.2%, from $15.3 million at December 31, 2009 to $15.4 million at June 30, 2010. Nonperforming assets as a percentage of total assets were 4.0% as of June 30, 2010, and 3.9% as of December 31, 2009. The following table shows a summary of nonperforming assets for the periods covered in this report:

	June 30, 2010	December 31, 2009
	($ in thousands)
Loans accounted for on a nonaccrual basis	$11,371	$11,676
Loans contractually past due 90 days or more as to interest or principal	—	—

Total nonperforming loans	11,371	11,676

Foreclosed real estate and other repossessed assets	4,011	3,672

Total nonperforming assets	$15,382	$15,348

Nonperforming loans decreased $305 thousand, or 2.6%, from $11.7 million at December 31, 2009, to $11.4 million at June 30, 2010. This decrease in nonperforming loans was offset by a $339 thousand, or 9.2%, increase in foreclosed real estate and other repossessed assets. Of the $11.4 million in nonaccrual loans, management believes $4.0 million is well protected by collateral and is expected to be paid in full. The majority of the remaining $7.4 million is supported by collateral but carries a risk of loss for a portion of the outstanding balance. When a risk of loss has been identified, an appropriate reserve for the loss is also established through an impairment analysis which considers estimated fair market value of collateral, net of selling costs. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt.

Just over one-third of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the borrowers wherever possible so that these loans can be either repaid or restructured as performing assets.

One participation loan totaling $2.8 million is secured by commercial real estate and the borrower has signed new tenants. These tenants may be able to restore positive cash flow for the borrower in the third quarter of 2010 and this loan is anticipated to return to accrual status before year end. Another local borrower, with approximately $1.4 million outstanding, is participating in a workout plan, and is current on payments. With the establishment of a satisfactory pattern of payments it is possible that these loans could be returned to accrual status by year end.

A large parcel land development loan was foreclosed in June but is subject to redemption rights which will delay liquidation. There are about $1 million in nonperforming assets with a reasonable opportunity for resolution by year end.

Foreclosed real estate and other repossessed assets increased by $339 thousand from $3.7 million at December 31, 2009, to $4.0 million at June 30, 2010. The largest foreclosed real estate property consisted of 240 acres of land in Silver Valley, Washington. Another significant property consists of 13 lots for sale in southwest Washington; one lot has been sold since the property was foreclosed in November 2009. The third largest property consists of 33 lots north of Spokane, Washington; 3 lots from this property have been sold as of June 30, 2010. Most of the properties are listed for sale under marketing plans intended to liquidate properties in a responsible and timely manner.

Restructured notes increased significantly from $5.5 million at December 31, 2009 to $22.3 million at June 30, 2010. This is primarily the result of continuing negotiations related to troubled loans and identification of workout plans that are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of such agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. An increase in restructured notes was expected by management as a result of the Bank’s collection efforts in response to the current economic environment. Below is a summary of restructured loans for the periods covered in this report:

	June 30, 2010	December 31, 2009
	($ in thousands)
Restructured notes included in nonaccrual loans	$7,169	$5,315
Performing restructured notes	15,113	202

Total restructured notes	$22,282	$5,517

Most of the restructured loans that are still accruing interest were contractually current as of June 30, 2010. Those that were delinquent are still expected to perform and were suffering only minor delinquencies. The large increase in troubled debt restructure totals is partly due to the Bank adding a full time loan workout specialist to the credit administration department. Significant progress has been made in working with borrowers to develop viable and mutually acceptable plans for repayment, and management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid in full.

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

As of June 30, 2010, the allowance for loan losses was $7.3 million, an increase of $169 thousand, or 2.4%, over December 31, 2009, and an increase of $2.8 million, or 63.9%, over June 30, 2009. These allowance balances represented 2.3%, 2.2%, and 1.3% of gross loans outstanding as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The increase in the allowance for loan losses over the past six quarters was driven primarily by a higher level of estimated required reserves as a result of ongoing depressed economic conditions in our market areas. Net charge-offs were significantly lower in the most recent six months than in the same period of 2009, therefore management determined that a lower provision expense was required in order to maintain the allowance for loan losses at an appropriate level. Below is a summary of activity in the allowance for loan losses for the current quarter and the first six months of 2010 and 2009, respectively:

	Three months ended		Six months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
	($ in thousands)		($ in thousands)
Allowance for loan losses, beginning of period	$7,175	$5,453	$7,082	$4,737
Loan charge-offs:
Commercial	20	1,602	160	1,619
Real estate	811	1,242	1,056	1,684
Installment and credit card	81	5	109	13

Total charge-offs	912	2,849	1,325	3,316
Recoveries of loans previously charged-off:
Commercial	10	1	10	1
Real estate	27	4	32	7
Installment and credit card	1	1	2	1

Total recoveries	38	6	44	9

Net charge-offs	874	2,843	1,281	3,307
Provision charged to expense	950	1,815	1,450	2,995

Allowance for loan losses, end of period	$7,251	$4,425	$7,251	$4,425

Annualized net charge-offs to average gross loans	1.09%	3.33%	0.80%	1.93%

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of allowance for loan losses in each category to total loans as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Construction and land development	$1,099	0.36%	$1,801	0.55%
Secured by farmland	4	0.00%	3	0.00%
Home equity loans	1,051	0.35%	483	0.14%
Revolving loans secured by 1-4 family residential	167	0.05%	122	0.04%
Secured by multi-family residential	275	0.09%	23	0.01%
Secured by non-farm, non-residential real estate	2,089	0.69%	1,244	0.38%
Commercial and industrial loans	2,101	0.69%	2,659	0.82%
Loans to individuals	105	0.03%	115	0.04%
Credit card loans	47	0.02%	18	0.01%
All other loans and leases	—	0.00%	—	0.00%
Mortgage loans held for sale	—	0.00%	—	0.00%
Supplementary allowance/non-specific factors	313	0.10%	614	0.19%

	$7,251	2.38%	$7,082	2.18%

Deferred Tax Asset

At June 30, 2010, the Company had a net deferred tax asset of $386 thousand, which compared to a net deferred tax asset of $291 thousand at December 31, 2009.

During the fourth quarter of 2009, the Company recorded a valuation allowance of $742 thousand against its net deferred tax asset due to uncertainty about the Company’s ability to generate taxable income in the near term; the valuation allowance of $742 thousand had the effect of increasing the provision for income taxes in 2009. There was no prior valuation allowance recorded. The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Deposits

As of June 30, 2010, the Bank reported $336.2 million in deposits, which represents a decrease of $1.6 million over total deposits reported as of December 31, 2009. Time certificates of deposits declined $22.2 million while other interest bearing deposits increased $26.8 million; noninterest bearing demand deposits decreased $6.2 million. Core deposits, which exclude time certificates of deposit, provide a relatively stable funding source. Core deposits increased $20.6 million, or 12.5%, during the first six months of 2010 and represented 55.1% and 48.8% of total deposits as of June 30, 2010 and December 31, 2009, respectively.

Deposit growth continues to be positively affected by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates that the Bank pays to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity, particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first six months of last year, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost of funds by 57 basis points since June 30, 2009.

Junior Subordinated Debentures

The Company had $5.2 million in junior subordinated debentures at June 30, 2010; most of the proceeds have been invested in the Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that is fixed through June 30, 2010, after which time the rate decreases to 3-month LIBOR plus 1.7%. As of June 30, 2010, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual report on Form 10-K.

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

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At June 30, 2010, the Bank’s total capital to risk weighted assets was 12.91% compared to 11.94% reported as of December 31, 2009. The improved capital ratio reflects the Bank’s net income for the first quarter of 2010 combined with a change in the mix of risk-based assets.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent years through 2008, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. No dividends on common stock were declared in 2009 or 2010, and dividends are not expected to resume until the Company has returned to sustained profitability.

In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of June 30, 2010, the Bank’s leverage ratio was 9.79%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

In May 2010, the Board of Directors approved a rights offering for the purpose of raising up to $4 million in new capital for the following purposes:

•	to increase the bank’s leverage ratio to 10%;

•	to position the Company to take advantage of opportunities that might present themselves as a result of the turmoil in the banking industry; and

•	to retain the remaining net proceeds at the Company for general corporate purposes.

The rights offering concluded on July 15, 2010. The Company raised $2.7 million in capital. A portion of the net proceeds will be invested into the Bank during the third quarter of 2010.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2010, commitments to extend credit totaled $53.7 million, and letters of credit totaled $1.7 million.

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

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC increased the amount of deposit insurance available on individual accounts from $100,000 per account to $250,000 per account through December 31, 2013. The FDIC also implemented the Transaction Account Guarantee Program, which provides for full FDIC coverage for noninterest bearing transaction accounts and certain low-interest rate transaction accounts, regardless of dollar amounts. The Bank elected to participate in this program, which is set to expire on December 31, 2010. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000. The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below the $250,000 amount and is placed with other banks that are members of the network. A reciprocal member bank issues certificates of deposit in amounts that ensure that the entire deposit is FDIC insured.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At June 30, 2010, the Company had approximately $51.1 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

As a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At June 30, 2010, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its customers’ needs.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of June 30, 2010, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as updated by our filings with the SEC. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or focused on or that management currently deems immaterial may also impair our business operations. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

The following risk factor updates, and should be read together, with the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by our filings with the SEC.

The financial services industry is subject to extensive regulation.

The financial services industry is subject to extensive regulation, which is undergoing major changes. The Dodd-Frank Act, signed into law on July 21, 2010, significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

in changing the capital requirements for bank holding companies would permanently grandfather our existing trust preferred, but would require less favorable capital treatment for future issuances of trust preferred;

•

grants the FDIC back-up supervisory authority with respect to depository institution holding companies that engage in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund, and heightens the Federal Reserve’s authority to examine, prescribe regulations and take action with respect to all subsidiaries of a bank holding company;

•	prohibits insured state-chartered banks from engaging in derivatives transactions unless the chartering state’s lending limit laws take into consideration credit exposure to derivative transactions;

•

specifies that a bank holding company may acquire control of a bank only if is well capitalized and well managed, and does not allow interstate merger transactions unless the resulting bank would be well capitalized and well managed after the transaction;

•

changes how the FDIC calculates deposit insurance assessments and effectively requires increases in deposit insurance fees that will be borne primarily by institutions with assets of greater than $10 billion;

•	subjects both large and small financial institutions to data and information gathering by a newly created Office of Financial Research;

•

requires retention of 5% of the credit risk in assets transferred, sold or conveyed through issuances of asset-backed securities, with the risk-retention obligation spread between securitizers and originators;

•

creates a new Consumer Bureau given rulemaking, examination and enforcement authority over consumer protection matters, imposes limits on debit card interchange fees that may be charged by card issuers with $10 billion or more in assets and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties; and

•

mandates and allows certain changes regarding corporate governance and executive compensation such as shareholder proxy access for publicly-traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements.

Some of these changes are effective immediately, though most will be phased in gradually. In addition, the statute in many instances calls for future rulemaking to implement its provisions, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Legislators and regulators are also considering a wide range of proposals beyond the Dodd-Frank Act that, if enacted, could result in major changes to the way banking operations are regulated.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 13, 2010	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: August 13, 2010	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.