Form 10-Q
period 2010-09-30
NORTHWEST BANCORPORATION INC
filed 2010-11-12
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010.

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

The Registrant has a single class of common stock, of which there were 3,072,498 shares issued and outstanding as of November 10, 2010.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and nine-month periods ended September 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$12,365	$13,789
Interest bearing deposits at other financial institutions	36	28
Federal funds sold	8,790	4,302

Total cash and cash equivalents	21,191	18,119
Securities available for sale	41,761	24,808
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $7,429 on September 30, 2010 and $7,082 on December 31, 2009	289,059	314,153
Loans held for sale	6,145	3,112
Premises and equipment, net	17,498	18,098
Accrued interest receivable	1,586	1,467
Foreclosed real estate and other repossessed assets	4,037	3,672
Bank owned life insurance	3,762	3,670
Other assets	3,415	5,342

TOTAL ASSETS	$389,715	$393,702

LIABILITIES

Noninterest bearing demand deposits	$65,353	$63,850
Money market accounts	33,368	23,005
NOW accounts	62,947	35,507
Savings accounts	43,064	42,321
Time certificates of deposit, $100,000 and over	66,398	75,983
Time certificates of deposit, under $100,000	64,747	97,111

TOTAL DEPOSITS	335,877	337,777

Securities sold under agreements to repurchase	194	291
Borrowed funds	7,123	13,177
Capital lease liability	595	599
Junior subordinated debentures	5,155	5,155
Accrued interest payable	465	658
Other liabilities	2,713	2,239

TOTAL LIABILITIES	352,122	359,896

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,101	10,012
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	570	580
Common stock, no par, 5,000,000 shares authorized; issued and outstanding 3,072,498 on September 30, 2010 and 2,380,793 on December 31, 2009	25,902	23,269
Retained earnings (accumulated deficit)	432	(443)
Accumulated other comprehensive income, net of tax effect of $302 and $199, respectively	588	388
TOTAL SHAREHOLDERS’ EQUITY	37,593	33,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$389,715	$393,702

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,868	$5,272	$14,730	$15,718
Investment securities	356	225	1,063	699
Federal funds sold and interest bearing deposits	5	8	18	12

Total interest income	5,229	5,505	15,811	16,429

Interest expense:
Deposits	1,345	1,758	4,377	5,456
Securities sold under agreements to repurchase	—	—	—	7
Borrowed funds	108	285	474	884

Total interest expense	1,453	2,043	4,851	6,347

Net interest income	3,776	3,462	10,960	10,082

Provision for loan losses	600	2,405	2,050	5,400

Net interest income after provision for loan losses	3,176	1,057	8,910	4,682

Noninterest income:
Service charges on deposits	399	395	1,032	1,100
Gain from sale of loans, net	237	148	553	514
Gains on sales of securities	64	—	382	—
Gain from sale of foreclosed real estate and other property owned	68	3	187	57
Other noninterest income	263	218	956	782

Total noninterest income	1,031	764	3,110	2,453

Noninterest expense:
Salaries and employee benefits	1,619	1,555	4,719	4,955
Occupancy and equipment	305	346	918	1,010
Depreciation and amortization	289	247	859	741
Advertising and promotion	65	67	227	251
Loss on foreclosed real estate and other property owned	154	—	476	300
Other noninterest expenses	1,009	943	2,868	3,005

Total noninterest expense	3,441	3,158	10,067	10,262

Income (loss) before income taxes	766	(1,337)	1,953	(3,127)
Income tax expense (benefit)	238	(706)	570	(1,394)

Net income (loss)	$528	($631)	$1,383	($1,733)

Preferred stock dividends	144	146	429	365
Preferred stock discount accretion, net	26	27	79	66

Net income (loss) applicable to common shares	$358	($804)	$875	($2,164)

Earnings (loss) per common share - basic	$0.12	$(0.34)	$0.34	$(0.91)
Earnings (loss) per common share - diluted	$0.12	$(0.34)	$0.34	$(0.91)
Weighted average shares outstanding - basic	2,967,984	2,376,539	2,579,769	2,371,540
Weighted average shares outstanding - diluted	2,970,334	2,376,539	2,581,447	2,371,540

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

(dollars in thousands)

	Total	Preferred Stock	Common Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)
Balance, December 31, 2008	$26,919	$—	$23,211	$3,429	$279
Net loss	(3,277)			(3,277)		($3,277)
Stock issued to directors	22		22
Issuance of preferred stock series A	9,909	9,909
Issuance of preferred stock series B	591	591
Cash dividends declared on preferred stock	(503)			(503)
Accretion of preferred stock discount, net	—	92		(92)
Equity-based compensation expense, net	75		75
Tax effect of vested stock grants	(39)		(39)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of taxes	224				224	224
Net change in unrealized gain on securities available for sale, net of taxes	(115)				(115)	(115)

Comprehensive loss						($3,168)

Balance December 31, 2009	33,806	10,592	23,269	(443)	388
Net income	1,383			1,383		1,383
Stock issued to directors	22		22
Issuance of common stock, net of issuance costs of $162	2,585		2,585
Dividends on preferred stock	(429)			(429)
Accretion of preferred stock discount, net	—	79		(79)
Equity-based compensation expense, net	26		26
Change in unrealized gain on securities available for sale, net of taxes	200				200	200

Comprehensive income						$1,583

Balance, September 30, 2010	$37,593	$10,671	$25,902	$432	$588

Disclosure of 2010 reclassification amount:

Net change in unrealized holding gains on available for sale securities	($79)
Reclassification adjustment for net gains realized in income	382

Net change in unrealized gains	303
Tax effect	(103)

Net of tax amount	$200

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,383	($1,733)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization (accretion) of securities premiums and discounts, net	(25)	(57)
Gain on sale of securities, net	(382)	—
Amortization of deferred loan fees	165	289
Provision for loan losses	2,050	5,400
Originations of loans held for sale	(31,368)	(37,177)
Proceeds from sales of loans held for sale	28,888	35,205
Gain on sale of loans, net	(553)	(514)
Depreciation and amortization	859	741
Loss on sale of premises and equipment	—	9
Provision for losses and impairment of foreclosed real estate and other property owned	439	300
Gain on sale of foreclosed real estate and other property owned, net	(150)	(57)
Net increase in bank owned life insurance	(92)	(95)
Gain on redemption of bank owned life insurance	—	(145)
Net increase in deferred income taxes	(94)	(425)
Equity-based compensation expense	26	33
Issuance of common stock under directors’ compensation arrangements	22	22
Change in assets and liabilities:

Accrued interest receivable	(119)	55
Other assets	1,670	(436)
Interest payable	(193)	(18)
Other liabilities	116	(352)

Net cash provided (used) by operating activities	2,642	1,045

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(45,120)	(7,961)
Proceeds from maturities, calls and principal repayments	22,409	13,499
Proceeds from sale	6,529	—
Securities held to maturity:
Purchases	—	(2,216)
Proceeds from maturities, calls and principal repayments	—	100
Purchases of FHLB stock	—	(155)
Proceeds from sale of equity security	189	—
Net decrease (increase) in loans	20,439	7,514
Purchase of premises and equipment	(460)	(1,138)
Proceeds from sale of premises and equipment	—	4
Proceeds from sale of foreclosed real estate and other repossessed assets	1,986	738
Proceeds from redemption of bank owned life insurance	—	291

Net cash provided by investing activities	5,972	10,676

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,900)	10,007
Net decrease in securities sold under agreement to repurchase	(97)	(21,307)
Net decrease in federal funds purchased	—	(3,465)
Proceeds from borrowed funds	—	5,000
Repayment of borrowed funds	(6,058)	(5,855)
Proceeds from issuance of preferred stock	—	10,500
Proceeds from issuance of common stock, net of expenses	2,585	—
Cash dividend paid	(72)	(289)

Net cash (used) provided by financing activities	(5,542)	(5,409)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,072	6,312
Cash and cash equivalents, beginning of period	18,119	11,414

Cash and cash equivalents, end of period	$21,191	$17,726

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$5,044	$6,365

Income taxes	$574	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Net change in fair value of securities available for sale	$200	$305

Acquisition of real estate and other repossessed assets in settlement of loans	$2,539	$3,567

Foreclosed real estate financed in-house	$99	$409

Preferred stock dividend accrued but not paid	$358	$76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on retained earnings or net income as previously presented.

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

NOTE 4. Stock-Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan (the “Plan”) and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Non-Qualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. Since the adoption of the amendments to the Plan in May 2006, stock options are, for the most part, expected to be granted during the process of recruiting new employees to the Bank. The maximum number of stock options and restricted shares that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At September 30, 2010, 221,224 shares and/or options were available for grant to employees.

Additional information regarding stock options and restricted stock outstanding at December 31, 2009 is detailed in Note 14 “Stock Based Compensation” in the audited consolidated financial statements and the accompanying notes included in the annual report on Form 10-K for the year ended December 31, 2009. Note 14 also provides additional details on the method of accounting for stock-based compensation expense and the Black-Scholes model assumptions utilized to calculate that expense. Stock based compensation expense of $9 thousand and $19 thousand was recorded for the three-month period ended September 30, 2010 and 2009. Stock based compensation expense of $26 thousand and $58 thousand was recorded for the nine-month period ended September 30, 2010 and 2009. At September 30, 2010, compensation costs not yet recognized for non-vested stock options and restricted stock awards was $67 thousand.

Stock options are subject to a graded five-year vesting period and expire ten years from the date of the grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of the grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the three-month and nine-month periods ended September 30, 2010 and 2009. Stock options outstanding and exercisable as of September 30, 2010 are as follows:

	Number of shares	Weighted- average exercise price	Intrinsic Value
Outstanding options, December 31, 2009	87,003	$9.67	$0.00
Granted	—	—	—
Exercised	—	—	—

Forfeited	(2,205)	16.73	—

Outstanding options, September 30, 2010	84,798	9.49	—

Options exercisable, September 30, 2010	79,876	9.02	—

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

	Number of shares	Weighted average fair value
Outstanding, December 31, 2009	21,351	$5.98
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding, September 30, 2010	21,351	$5.98

NOTE 5. Securities

All securities held by the Bank at September 30, 2010 are classified as available for sale and are stated at fair value with unrealized holding gains and losses, net of related deferred taxes, reported as a separate component of shareholders’ equity. Realized gains or losses on sales of available for sale securities are reported as part of noninterest income based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are recognized in interest income using the effective method over the period to maturity unless the security is called prior to maturity. When a security is called prior to maturity, any remaining premium or discount is reported as noninterest income. Eleven securities were sold in the nine-month period ended September 30, 2010, resulting in a net gain of $382 thousand. There were no securities sold in the nine-month period ended September 30, 2009.

The amortized cost of securities available for sale and their approximate fair values at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$15,663	$62	$2	$15,723
Corporate debt obligations	7,248	87	12	7,323
State and municipal securities	17,266	736	31	17,971
Mortgage backed securities	694	50	—	744

	$40,871	$935	$45	$41,761

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$8,102	$47	$135	$8,014
Corporate debt obligations	1,541	—	22	1,519
State and municipal securities	9,615	391	28	9,978
Mortgage backed securities	4,963	334	—	5,297

	$24,221	$772	$185	$24,808

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$2,151	$2	$—	$—	$2,151	$2
Corporate debt obligations	2,807	12	—	—	2,807	12
State and municipal securities	2,327	31	—	—	2,327	31

	$7,285	$45	$—	$—	$7,285	$45

	December 31, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$6,465	$135	$—	$—	$6,465	$135
Corporate debt obligations	1,021	20	499	2	1,520	22
State and municipal securities	905	28	—	—	905	28

	$8,391	$183	$499	$2	$8,890	$185

Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2010, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities is generally due to changes in interest rates since purchase and is not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. The Company’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities. Management believes the nature of securities in the Bank’s investment portfolio present a very high probability of collecting all contractual amounts due, as the majority of the securities held are backed by government agencies or government-sponsored enterprises. However, this recovery in value may not occur for some time, perhaps greater than the one-year time horizon or perhaps even at maturity. At September 30, 2010, 26 securities had unrealized losses. At December 31, 2009, 16 securities had unrealized losses.

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

The unrealized losses on obligations of states and municipalities were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of these securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of obligations of political subdivisions which are in an unrealized loss position as of September 30, 2010. Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Bank does not intend to sell the securities in this class and it is not likely that Bank will be required to sell these securities before recovery of their amortized cost bases, which may include holding each security until maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

At September 30, 2010, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Scheduled maturities of securities available for sale at September 30, 2010, are as follows:

	Amortized Cost	Fair Value
	($ in thousands)
Due in one year or less	$554	$563
Due from one year to five years	10,837	11,049
Due from five to ten years	13,639	14,045
Due after ten years	15,147	15,360
Mortgage backed securities	694	744

	$40,871	$41,761

At September 30, 2010 and December 31, 2009, securities with an amortized cost of $12.1 million and $16.4 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $12.2 million and $17.1 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 6. Loans

The Company originates residential mortgage loans for sale in the secondary market. Loans held for sale are stated at the lower of cost or estimated fair value determined on an aggregate basis. Any net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Company also originates construction and land, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment. Loans receivable that have not been designated as held for sale are recorded at the principal amount outstanding. Deferred loan fees are amortized to maturity using the level-yield method.

Interest is accrued as earned unless management determines that the collectability of the loan or the unpaid interest is doubtful. Interest accruals are generally discontinued when loans become 90 days past due on scheduled interest payments. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered.

Loan detail by category is as follows:

	September 30, 2010	December 31, 2009
	($ in thousands)
1-4 family and multi-family real estate	$49,757	$48,365
Commercial real estate	142,683	137,225
Commercial construction	13,001	34,217
Commercial non-real estate	51,800	55,071
Land and land development	31,119	36,833
Consumer	8,797	10,167

	297,157	321,878
Allowance for loan losses	(7,429)	(7,082)
Net deferred loan fees	(669)	(643)

	$289,059	$314,153

A loan is considered impaired when, based on current information and circumstances, management determines it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. Impaired loans include loans on nonaccrual and troubled debt restructurings (TDRs) that are performing under their restructured terms. Some impaired loans are still on accrual status because the loan is not delinquent.

The amount of impaired loans, net of any charge-offs recorded as a result of specific impairment analysis, and the related allocated reserve for loan losses were as follows:

	September 30, 2010		December 31, 2009
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
	($ in thousands)
Impaired Loans:
Loans on nonaccrual	$11,491	$2,138	$11,676	$1,191
Loans on accrual status	29,685	2,121	15,979	1,436

Total impaired loans	$41,176	$4,259	$27,655	$2,627

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

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
	($ in thousands)		($ in thousands)
Balance, beginning of period	$7,251	$4,425	$7,082	$4,737
Provision for loan losses	600	2,405	2,050	5,400
Loan charge-offs	(441)	(502)	(1,765)	(3,818)
Loan recoveries	19	6	62	15

Balance, end of period	$7,429	$6,334	$7,429	$6,334

NOTE 8. Borrowed Funds

Borrowed funds consist of FHLB term loan advances at September 30, 2010 and December 31, 2009.

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

	September 30, 2010		December 31, 2009
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$51,038	$—	$53,753	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

NOTE 9. Capital Lease Liability

The capital lease liability outstanding on September 30, 2010 and December 31, 2009 is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statement of financial condition in “Premises and equipment, net,” and the net present value of future payments is included as a liability in “Capital lease liability.”

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

The following table presents a summary of the Company’s outstanding trust preferred securities at September 30, 2010 and December 31, 2009:

Name of Trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common capital securities	Aggregate principal amount of junior subordinated debentures	Stated maturity date	Per annum interest rate	Extension period	Redemption option
	($ in thousands)
Northwest Bancorporation Capital Trust I	$5,000	$155	$5,155	2035	3-mo. LIBOR + 1.70%	20 consecutive quarters	On or after 6/30/2010

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

NOTE 12. Common and Preferred Stock

Common Stock:

No cash dividends on common stock were declared during the three-month and nine-month periods ended September 30, 2010 and 2009.

On July 15, 2010, the Company concluded a rights offering to the holders of its common stock, raising $2,747,220 in exchange for 686,805 shares of the Company’s common stock. Net proceeds to the Company, after expenses, were $2,585,002.

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

During the nine months ended September 30, 2010 and 2009, the Company declared preferred stock dividends totaling $429,188 and $365,604. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of September 30, 2010, dividend payments in arrears on preferred stock were $357,656. As of December 31, 2009, accrued and unpaid dividends totaled $71,531 and no dividend payments on the preferred stock were in arrears.

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

The estimated fair values of the Bank’s financial instruments are summarized below.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks	$12,365	$12,365	$13,789	$13,789
Federal funds sold/interest bearing balances at other financial institutions	8,826	8,826	4,330	4,330
Securities available for sale	41,761	41,761	24,808	24,808
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	289,059	297,845	314,153	319,036
Loans held for sale	6,145	6,145	3,112	3,112
Bank owned life insurance	3,762	3,762	3,670	3,670
Financial Liabilities:
Deposits	335,877	337,594	337,777	339,544
Securities sold under agreements to repurchase	194	194	291	291
Borrowed funds	7,123	7,301	13,177	13,419
Capital lease	595	593	599	554
Junior subordinated debentures	5,155	2,482	5,155	5,056

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

		Fair Value at September 30, 2010
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$15,723	$—	$15,723	$—
Corporate debt obligations	7,323	—	7,323	—
State and municipal securities	17,971	—	17,971	—
Mortgage backed securities	744	—	744	—

		Fair Value at December 31, 2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale
U.S. government agency securities	$8,014	$—	$8,014	$—
Corporate debt obligations	1,519	—	1,519	—
State and municipal securities	9,978	—	9,978	—
Mortgage backed securities	5,297	—	5,297	—

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

Certain financial assets are measured at fair value on a nonrecurring basis from application of lower of cost or market accounting or write-downs of individual assets due to impairment. The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis:

		Fair Value at September 30, 2010
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$19,965	$—	$—	$19,965
Foreclosed real estate and other repossessed assets	4,037	—	—	4,037

		Fair Value at December 31, 2009
Description of Financial Instrument	Fair Value	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$9,079	$—	$—	$9,079
Foreclosed real estate and other repossessed assets	3,672	—	—	3,672

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

NOTE 14. Income Taxes

The effective tax rates presented for the nine-month period ended September 30, 2010 are not consistent with the nine-month period ended September 30, 2009 or the Company’s historical effective tax rates. Our normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences combined with a loss before income taxes for the nine-month period ended September 30, 2009, and adjustments related to certain state deferred tax benefits, has resulted in a higher effective tax benefit percentage in the nine months ended September 30, 2009 as compared to the same period ended in 2010.

As of September 30, 2010 and December 31, 2009, the Company had recorded net deferred income tax assets of approximately $386 thousand and $291 thousand, respectively; in addition, the Company had recorded an income tax payable of $184 thousand and an income tax receivable of $1.0 million as of September 30, 2010 and December 31, 2009, respectively. These balances were included in other assets in the accompanying consolidated statements of financial condition.

As of December 31, 2009, the Company recorded a valuation allowance totaling $742 thousand against a portion of its deferred tax assets, because taxable income in the next calendar year may not be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences. This valuation allowance remained as of September 30, 2010 and will be reduced or eliminated as future taxable income is earned.

The Company follows the provisions of ASC 740, Income Taxes. The Company had no unrecognized tax benefits at September 30, 2010 or December 31, 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended September 30, 2010 and December 31, 2009 the Company recognized no interest and penalties.

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

Results of Operations

Summary

The Company reported net income applicable to common shares of $358 thousand and $875 thousand for the three-month and nine-month periods ended September 30, 2010, compared to a net loss applicable to common shares of approximately $804 thousand and $2.16 million for the comparable periods in 2009. The improvement in operating results compared to the first nine months of 2009 is largely attributable to increased net interest income, a lower provision for loan losses, a reduction in non-interest expenses, and increased noninterest income.

During the first nine months of 2010, total assets decreased $4.0 million, or 1.0%. Total gross loans decreased $24.7 million, or 7.7%, and deposits decreased $1.9 million, or 0.6%, during the same period. Despite these decreases, the Company showed an improvement in operating results because a lower loan loss provision was required, and the Company’s net interest margin improved. The shift from time certificates of deposit to core deposits, coupled with the decline in interest rates, resulted in a notable reduction of interest expense. In addition, management has been proactive in identifying and charging off problem loans, and the resolution of loan issues contributed to a reduced need for provision expense.

The table below summarizes the Company’s financial performance for the three-month and nine-month periods ended September 30, 2010 and 2009:

Financial Highlights

($ in thousands, except per share data)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Results of Operations:
Interest income	$5,229	$5,505	-5.0%	$15,811	$16,429	-3.8%
Interest expense	1,453	2,043	-28.9%	4,851	6,347	-23.6%

Net interest income	3,776	3,462	9.1%	10,960	10,082	8.7%
Provision for loan losses	600	2,405	-75.1%	2,050	5,400	-62.0%

Net interest income after provision for loan losses	3,176	1,057	200.5%	8,910	4,682	90.3%
Noninterest income	1,031	764	34.9%	3,110	2,453	26.8%
Noninterest expense	3,441	3,158	9.0%	10,067	10,262	-1.9%

Income (loss) before income taxes	766	(1,337)	157.3%	1,953	(3,127)	162.5%
Income tax expense (benefit)	238	(706)	133.7%	570	(1,394)	140.9%

Net income (loss)	528	(631)	183.7%	1,383	(1,733)	179.8%

Preferred stock dividends and discount accretion	170	173	-1.7%	508	431	17.9%

Net income (loss) applicable to common shares	$358	$(804)	144.5%	$875	$(2,164)	140.4%

Share Data:
Basic earnings (loss) per common share	$0.12	$(0.34)		$0.34	$(0.91)
Diluted earnings (loss) per common share	$0.12	$(0.34)		$0.34	$(0.91)

Selected Ratios:
Return on average assets	0.36%	-0.81%		0.24%	-0.72%
Return on average equity	3.94%	-8.96%		3.27%	-9.22%
Net interest income to average earning assets	4.23%	3.76%		4.07%	3.66%
Efficiency ratio	71.58%	74.85%		71.55%	82.66%
Noninterest income to average assets	1.05%	0.77%		0.86%	0.82%
Noninterest expense to average assets	3.51%	3.17%		2.78%	3.45%
Ending shareholders’ equity to average assets	9.58%	8.94%		7.80%	8.91%
Nonperforming loans to gross loans	3.87%	4.17%		3.87%	4.17%
Allowance for loan losses to gross loans	2.50%	1.95%		2.50%	1.95%

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

Average Balances, Rates, and Interest Income and Expenses. The following table presents an analysis of the Company’s net interest income and net interest margin for the three-month period ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
ASSETS	($ in thousands)
Loans, gross [1,2]	$306,022	$4,868	6.36%	$338,753	$5,272	6.23%
Taxable investments	25,244	264	4.18%	13,394	134	4.00%
Nontaxable investments [3]	14,767	92	2.49%	9,038	91	4.03%
FHLB stock	1,261	—	0.00%	1,181	—	0.00%
Federal funds sold & interest-bearing deposits with banks	10,133	5	0.20%	6,208	8	0.52%

Total interest earning assets	357,427	5,229	5.85%	368,574	5,505	5.97%
Less allowance for loan losses	(7,476)			(5,183)
Cash and due from banks	11,871			8,456
Other non-earning assets	30,720			27,247

Total assets	$392,542			$399,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	56,400	272	1.93%	15,251	17	0.45%
Money market accounts	34,337	82	0.96%	28,521	64	0.90%
Savings accounts	43,707	91	0.83%	42,116	138	1.31%
Time certificates of deposit	140,496	900	2.56%	181,382	1,539	3.39%

Total interest bearing deposits	274,940	1,345	1.96%	267,270	1,758	2.63%
Securities sold under repurchase agreements	159	—	0.00%	3,496	—	0.00%
Borrowed funds	8,179	80	3.91%	22,977	206	3.59%
Junior subordinated note [4]	5,155	28	2.17%	5,155	79	6.13%

Total borrowed funds	13,493	108	3.20%	31,628	285	3.60%

Total interest bearing liabilities	288,433	1,453	2.02%	298,898	2,043	2.73%
Demand deposits	65,641			62,456
Other liabilities	2,085			1,852
Shareholders’ equity	36,383			35,888

Total liabilities and shareholders’ equity	$392,542			$399,094

Net interest income		$3,776			$3,462

Net interest spread			3.83%			3.24%

Net interest income to average earning assets (margin)			4.23%			3.76%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $54 thousand and $127 thousand is included in loan interest income for 2010 and 2009, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.

4.	On July 1, 2010, the interest rate on the junior subordinated note changed to a variable rate equal to the 3-month LIBOR +1.70%. Interest is computed using 360/365.

The following table presents an analysis of the Company’s net interest income and net interest margin for the nine-month period ended September 30, 2010 and 2009:

	Nine months ended September 30,
	2010			2009
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
ASSETS	($ in thousands)
Loans, gross [1,2]	$310,848	$14,730	6.32%	$332,579	$15,718	6.30%
Taxable investments	24,139	767	4.24%	11,473	444	5.16%
Nontaxable investments [3]	11,962	296	3.30%	9,624	255	3.53%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold & interest-bearing deposits with banks	10,511	18	0.23%	12,494	12	0.13%

Total interest earning assets	358,721	15,811	5.88%	367,431	16,429	5.96%
Less allowance for loan losses	(7,416)			(5,097)
Cash and due from banks	11,017			9,187
Other non-earning assets	119,794			28,748

Total assets	$482,116			$400,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	48,298	598	1.65%	16,965	48	0.38%
Money market accounts	30,450	229	1.00%	26,432	186	0.94%
Savings accounts	45,022	331	0.98%	43,231	408	1.26%
Time certificates of deposit	152,392	3,219	2.82%	178,214	4,814	3.60%

Total interest bearing deposits	276,162	4,377	2.11%	264,842	5,456	2.75%
Securities sold under repurchase agreements	219	—	0.00%	852	7	1.10%
Borrowed funds	10,189	291	3.81%	23,589	650	3.67%
Junior subordinated note [4]	5,155	183	4.73%	5,155	234	6.05%

Total borrowed funds	15,563	474	4.06%	29,596	891	4.01%

Total interest bearing liabilities	291,725	4,851	2.22%	294,438	6,347	2.87%
Demand deposits	62,968			66,550
Other liabilities	91,724			7,982
Shareholders’ equity	35,699			31,299

Total liabilities and shareholders’ equity	$482,116			$400,269

Net interest income		$10,960			$10,082

Net interest spread			3.66%			3.09%

Net interest income to average earning assets (margin)			4.07%			3.66%

Comments:

1.	Nonaccrual loan balances are included in average loan balances; however, no interest income is imputed to nonaccrual loans.
2.	Loan fee income in the amount of $259 thousand and $441 thousand is included in loan interest income for 2010 and 2009, respectively.
3.	Yields have not been adjusted on tax-exempt investments to determine a tax-equivalent yield.
4.	On July 1, 2010, the interest rate on the junior subordinated note changed to a variable rate equal to the 3-month LIBOR +1.70%. Interest is computed using 360/365.

During the nine months ended September 30, 2010 and 2009, the net interest margin increased 41 basis points from 3.66% to 4.07%. This increase resulted from interest expense declining at a faster rate than interest income.

Interest income for the nine months ended September 30, 2010 was $15.8 million, representing a decrease of $618 thousand, or 3.76%, compared to the same period in 2009. The decrease in interest income is related to a decrease of $8.7 million in average interest earning assets combined with a change in the mix of interest earning assets and a decrease in yields on investments, but was offset by a slight increase in the yields on loans. Loans, the highest yielding component of earning assets, represented 86.7% of average earning assets during the first nine months of 2010, compared to 90.5% during the first nine months of 2009. The average yield on loans increased 2 basis points to 6.32% for the first nine months of 2010 from 6.30% for the comparable period in 2009. For the third quarter of 2010, the average yield on loans was 6.36%, an increase of 13 basis points compared to the same quarter last year. The Bank has intentionally taken steps to lower its loan to deposit ratio from 98% at September 30, 2009, to 87% at September 30, 2010 in order to improve its on-balance sheet liquidity. As loans have been reduced, funds have been invested in securities which have lower yields than loans.

Interest expense for the nine months ended September 30, 2010 was $4.9 million, representing a decrease of $1.5 million, or 23.6%, compared to $6.3 million for the same period in 2009. This improvement in interest expense is a result of the reductions in and re-pricing of time certificates of deposit along with the paydown of higher costing borrowed funds. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit re-price to the lower rates that are currently being offered. The decrease was offset by an increase during the quarter in interest expense for NOW and money market accounts because the Bank offered higher than market rates on these accounts to increase core deposits.

The percentage of average interest earning assets funded by average interest bearing liabilities increased to 81.3% for the first nine months of 2010, compared to 80.1% for the same period in 2009. Deposits represented 94.7% of average interest bearing liabilities at September 30, 2010, compared to 89.9% at September 30, 2009. The cost of interest bearing funds for the first nine months of 2010 decreased 65 basis points to 2.22%, from 2.87% during the same period last year.

Rate/Volume Analysis. Net interest income can be analyzed in terms of the impact of varying rates and volumes. The following table sets forth the effects that different levels of interest earning assets and interest bearing liabilities and that applicable rates have had on net interest income for the periods presented:

	Three months ended September 30 2010 over 2009				Nine months ended September 30 2010 over 2009
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(510)	$110	$(4)	$(404)	$(1,027)	$50	$(11)	$(988)
Securities	168	(21)	(16)	131	469	(64)	(41)	364
Fed funds sold/interest-bearing balances	5	(5)	(3)	(3)	(2)	9	(1)	6

Total interest earning assets	(337)	84	(23)	(276)	(560)	(5)	(53)	(618)

Interest bearing liabilities
NOW accounts	46	56	153	255	89	162	299	550
Money market accounts	13	4	1	18	28	12	3	43
Savings accounts	5	(51)	(1)	(47)	17	(91)	(3)	(77)
Time certificates of deposit	(347)	(376)	84	(639)	(697)	(1,043)	145	(1,595)
Securities sold under repurchase agreements	—	—	—	—	(5)	(7)	5	(7)
Borrowed funds	(133)	18	(11)	(126)	(369)	25	(15)	(359)
Junior subordinated debentures	—	(51)	—	(51)	—	(51)	—	(51)

Total interest bearing liabilities	(416)	(400)	226	(590)	(937)	(993)	434	(1,496)

Total increase (decrease) in net interest income	$79	$484	$(249)	$314	$377	$988	$(487)	$878

Net interest income improved $878 thousand for the nine months ended September 30, 2010 compared to September 30, 2009; this improvement in earnings stemmed primarily from lower interest rates paid on time certificates of deposit, a lower volume of time certificates of deposit, higher loan rates, and paydowns on borrowed funds. The Company has benefited from reducing the volume of certificates of deposit because they bear a higher rate of interest and therefore increase interest expense for the Company, compared to other forms of deposit.

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

Presented below are the results of the simulation performed on the Bank’s financial information as of September 30, 2010 and 2009. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest re-pricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in Economic Value of Equity
	2010	2009	2010	2009
+300	-14.1%	11.9%	-23.5%	-18.9%
+200	-9.7%	5.1%	-14.5%	-15.3%
+100	-5.1%	44.0%	-5.5%	-9.2%
-25	1.8%	0.1%	2.1%	2.4%

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in our loan portfolio. Our methodology for analyzing probable loan losses is consistent with the methods used as of December 31, 2009, except that the calculation has been adjusted each quarter during 2010 for changes in leading indicators such as unemployment and trends in the real estate market, as well as changes in the weighted average risk rating of loans in our portfolio.

The provision for loan losses during the nine-month period ended September 30, 2010 was $2.05 million, which was a substantial decrease of $3.35 million, or 62.0%, compared to the $5.40 million added to the provision for the same period in 2009. Over the course of 2009, the Bank increased the allowance for loan losses dramatically to address higher levels of charged-off loans and indications of probable losses. During the first nine months of 2010, actual charge-offs were lower than anticipated, so even though the Company slightly increased the allowance for loan losses, the required provision was much lower than in the same period last year. The third quarter of 2010 followed this same trend as compared to the same quarter last year; provision expense was $600 thousand for the third quarter of 2010 compared to $2.4 million in the same quarter last year, a decrease of $1.81 million, or 75.1%.

Net charge-offs for the first nine months of 2010 were $1.7 million compared to net charge-offs of $3.8 million for the first nine months of 2009, a decrease of 55.3%. Annualized net charge-offs were 0.73% and 1.52% of average gross loans for the nine-month periods ended September 30, 2010 and 2009, respectively. The majority of net charge-offs during the first nine months of 2010 were due to losses on real estate secured loans, which comprised 72.8% of total net charge-offs, while net charge-offs for the same period of 2009 resulted from both real estate secured loans, which comprised 52.5% of total net charge-offs, and commercial loans, which comprised 46.0% of total net charge-offs. The significant decrease in the dollar amount of charge-offs between the first nine months of 2010 and the same period of 2009, combined with the shift in the source of charge-offs away from commercial purpose loans, is the result of the Bank addressing specific commercial loan relationships that were troubled in 2009. These loans have either been charged-off or the credit quality issues have been resolved and have not recurred. Although year-to-date net charge-offs decreased significantly compared to the same period last year, results for the third quarter showed a more modest decrease compared to the same quarter last year, as net charge-offs were $422 thousand for the 3 months ended September 30, 2010, compared to net charge-offs of $496 thousand in the same quarter last year, a decrease of 14.9%.

Management is committed to maintaining an adequate allowance for loan losses relative to our level of problem loans. See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

For the nine months ended September 30, 2010, noninterest income was $3.1 million, an increase of $357 thousand, or 26.8%, from the same period in 2009. The increase in noninterest income was attributable to a $39 thousand increase in the gain on sales of mortgage loans, a $130 thousand increase in the gain on sales of foreclosed real estate and other property owned, a $373 thousand increase in the gain on sales of securities, and a $224 thousand B&O tax refund, offset by a $68 thousand decrease in service charges on deposits; noninterest income in 2009 included $145 thousand in nonrecurring life insurance proceeds.

Noninterest Expense

Noninterest expense for the nine-month period ended September 30, 2010 was $10.1 million, a decrease of $195 thousand or 1.9%, from the same period in 2009. Noninterest expense for the third quarter of 2010 was $3.4 million, an increase of $283 thousand or 8.9%, from the same quarter in 2009.

Salaries and employee benefits for the first nine months of 2010 decreased $236 thousand, or 4.8%, compared to the same period in 2009. Contributing to the overall decrease were cost cutting measures taken to reduce staffing levels and reductions in the amount of incentive compensation paid to loan officers for commercial loan production. Full-time employee equivalents (“FTEs”) declined from 107 FTEs as of September 30, 2009 to 106 FTEs as of September 30, 2010. Salaries and benefits for the third quarter of 2010 increased $64 thousand, or 4.1%, compared to the same quarter in 2009. As the Bank has become profitable over the last three consecutive quarters, positions that were eliminated early in 2009 have begun to be replaced, which has led to an increase in expense.

During the first nine months of 2010, depreciation and amortization expense was $118 thousand higher than the same period in 2009. The increased expense is primarily due to higher depreciation costs for a Bank branch that was moved from inside a grocery store to a free-standing facility in February 2010. The third quarter of 2010 showed a similar trend.

The Company’s loss on foreclosed real estate and other property owned included losses on sales of foreclosed real estate of $37 thousand, a valuation allowance for foreclosed real estate held by the Company at period end of $239 thousand, and an impairment charge of $200 thousand for land included in the balance sheet under the caption “Premises and equipment, net.” For the same period in 2009, this category consisted of a valuation allowance for foreclosed real estate held by the Company at period end of $300 thousand. In total, these expenses were $176 thousand higher for the nine months ended September 30, 2010 than in the same period in 2009. For the third quarter of 2010, these expenses were $154 thousand; no expenses of this nature were recorded in the same quarter of 2009.

Other noninterest expenses for the first nine months of 2010 decreased $137 thousand, or 4.6%, compared to the same period in 2009. This decrease in expenses was largely caused by overall cost cutting measures in several other operating expense categories including: outside professional fees, advertising and promotion costs, and stationery and supplies expenses. The decrease was offset by an increase in costs related to maintaining or selling real estate securing nonperforming assets. For the third quarter of 2010, other noninterest expenses showed an increase of $66 thousand or 7.0% over the same quarter last year, primarily related to an increase in FDIC insurance premiums.

Financial Condition

Securities

As of September 30, 2010, the Bank had $41.8 million of securities, which is an increase of $17.0 million from December 31, 2009. This increase is a result of a combination of declining loan demand and a conscious effort by management to increase on-balance sheet liquidity in light of the current economy. With the exception of corporate bonds with a fair value of $7.3 million, all securities at September 30, 2010, are obligations of the Treasury Department, U.S. agencies, and state or municipal governments. As of September 30, 2010, the securities portfolio included a net unrealized gain of $890 thousand.

Loans

At September 30, 2010, the Bank reported $296 million in gross loans, a decrease of $24.7 million, or 7.7%, compared to December 31, 2009. This decrease is primarily attributable to a $21.2 million, or 62.0%, reduction in commercial construction loans and a $5.7 million, or 15.5%, reduction in land and land acquisition loans; these decreases were partially offset by an increase of $5.5 million, or 4.0%, in other commercial real estate loans. Management plans to further reduce commercial real estate loan balances as part of a strategy to re-balance assets and liabilities and focus closely upon asset quality. As part of this strategy, the Bank has implemented more stringent lending practices, has discontinued purchasing participation loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

There is continued competitive pressure on pricing in the Bank’s local market area, especially for those loans considered to be the most desirable. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped to improve the Bank’s interest income despite a reduction in total loans. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less.

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

Nonperforming assets increased $188 thousand, or 1.2%, from $15.3 million at December 31, 2009 to $15.5 million at September 30, 2010. Nonperforming assets as a percentage of total assets were 4.0% as of September 30, 2010, and 3.9% as of December 31, 2009. The following table shows a summary of nonperforming assets for the periods covered in this report:

	September 30, 2010	December 31, 2009
	($ in thousands)
Loans accounted for on a nonaccrual basis	$11,499	$11,676
Loans contractually past due 90 days or more as to interest or principal	—	—

Total nonperforming loans	11,499	11,676

Foreclosed real estate and other repossessed assets	4,037	3,672

Total nonperforming assets	$15,536	$15,348

Nonperforming loans decreased $177 thousand, or 1.5%, from $11.7 million at December 31, 2009, to $11.5 million at September 30, 2010. This decrease in nonperforming loans was offset by a $365 thousand, or 9.9%, increase in foreclosed real estate and other repossessed assets. Of the $11.5 million in nonaccrual loans, management believes $2.9 million is well protected by collateral and is expected to be paid in full. The majority of the remaining $8.6 million is supported by collateral but carries a risk of loss for a portion of the outstanding balance. When a risk of loss has been identified, an appropriate reserve for the loss is also established through an impairment analysis which considers estimated fair market value of collateral, net of selling costs. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt.

Just over one-half of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the borrowers wherever possible so that these loans can be either repaid or restructured as performing assets.

One participation loan totaling $2.8 million is secured by commercial real estate and the borrower has signed new tenants. These tenants appear to have restored positive cash flow for the borrower. However, uncertainty related to their ability to retain the tenants and an updated appraisal which reflects further deterioration in the value of the collateral preclude a return to accrual status as previously anticipated. Another local borrower, with approximately $1.4 million outstanding, is participating in a workout plan, and is current on payments. With the establishment of a satisfactory pattern of payments it is possible that these loans could be returned to accrual status by year end.

A large parcel land development loan was foreclosed in June but is subject to redemption rights which will delay liquidation. There are up to $1 million in nonperforming assets with some opportunity for resolution by year end.

Foreclosed real estate and other repossessed assets increased by $365 thousand from $3.7 million at December 31, 2009, to $4.0 million at September 30, 2010. The largest foreclosed real estate property consisted of 240 acres of land in Silver Valley, Washington. Another significant property consists of 13 lots for sale in southwest Washington; two lots have been sold since the property was foreclosed in November 2009. The third largest property consists of 33 lots north of Spokane, Washington; 3 lots from this property have been sold as of September 30, 2010. Most of the properties are listed for sale under marketing plans intended to liquidate properties in a responsible and timely manner.

Restructured notes decreased slightly from $5.5 million at December 31, 2009 to $5.1 million at September 30, 2010. This change is primarily the result of continuing negotiations related to troubled loans and implementation of workout plans that are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of such agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. Below is a summary of restructured loans for the periods covered in this report:

	September 30, 2010	December 31, 2009
	($ in thousands)
Restructured notes included in nonaccrual loans	$4,034	$5,315

Performing restructured notes	1,102	202

Total restructured notes	$5,136	$5,517

All of the restructured loans, both those accruing interest and those on nonaccrual were contractually current as of September 30, 2010. During 2010, the Bank added a full time loan workout specialist to the credit administration department. Significant progress has been made in working with borrowers to develop viable and mutually acceptable plans for repayment, and management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid in full.

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

As of September 30, 2010, the allowance for loan losses was $7.4 million, an increase of $347 thousand, or 4.9%, over December 31, 2009, and an increase of $1.1 million, or 17.3%, over September 30, 2009. These allowance balances represented 2.5%, 2.2%, and 2.0% of gross loans outstanding as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively. The increase in the allowance for loan losses over the past nine quarters was driven primarily by a higher level of estimated required reserves as a result of ongoing depressed economic conditions in our market area. Net charge-offs were significantly lower in the most recent three and nine months than compared to the same periods of 2009, therefore management determined that a lower provision expense was required in order to maintain the allowance for loan losses at an appropriate level. Below is a summary of activity in the allowance for loan losses for the current quarter and the first nine months of 2010 and 2009, respectively:

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
	($ in thousands)		($ in thousands)
Allowance for loan losses, beginning of period	$7,251	$4,425	$7,082	$4,737
Loan charge-offs:
Commercial	153	132	313	1,751
Real estate	217	320	1,273	2,004
Installment and credit card	71	50	179	63

Total charge-offs	441	502	1,765	3,818
Recoveries of loans previously charged-off:
Commercial	1	1	10	2
Real estate	1	2	33	9
Installment and credit card	17	3	19	4

Total recoveries	19	6	62	15

Net charge-offs	422	496	1,703	3,803
Provision charged to expense	600	2,405	2,050	5,400

Allowance for loan losses, end of period	$7,429	$6,334	$7,429	$6,334

Annualized net charge-offs to average gross loans	0.54%	0.60%	0.73%	1.52%

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of allowance for loan losses in each category to loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Construction and land development	$1,305	13.66%	$1,801	22.18%
Secured by farmland	4	0.65%	3	0.42%
Home equity loans	920	7.58%	483	6.40%
Revolving loans secured by 1-4 family residential	81	4.12%	122	3.83%
Secured by multi-family residential	269	4.50%	23	5.18%
Secured by non-farm, non-residential real estate	2,309	47.24%	1,244	40.79%
Commercial and industrial loans	1,596	17.21%	2,659	16.98%
Loans to individuals	107	2.57%	115	2.87%
Credit card loans	85	0.35%	18	0.37%
All other loans and leases	—	0.09%	—	0.03%
Mortgage loans held for sale	—	2.03%	—	0.95%
Supplementary allowance/non-specific factors	753	n/a	614	n/a

	$7,429	100.00%	$7,082	100.00%

Deferred Tax Asset

At September 30, 2010, the Company had a net deferred tax asset of $386 thousand, which compared to a net deferred tax asset of $291 thousand at December 31, 2009.

During the fourth quarter of 2009, the Company recorded a valuation allowance of $742 thousand against its net deferred tax asset due to uncertainty about the Company’s ability to generate taxable income in the near term; the valuation allowance had the effect of increasing the provision for income taxes in 2009. There was no prior valuation allowance recorded. The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Deposits

As of September 30, 2010, the Bank reported $335.9 million in deposits, which represents a decrease of $1.9 million over total deposits reported as of December 31, 2009. Time certificates of deposits declined $41.9 million while other interest bearing deposits increased $38.5 million; noninterest bearing demand deposits increased $1.5 million. Core deposits, which exclude time certificates of deposit, provide a relatively stable funding source. Core deposits increased $40.0 million, or 24.3%, during the first nine months of 2010 and represented 61.0% and 48.8% of total deposits as of September 30, 2010 and December 31, 2009, respectively. The balances and activity in deposit accounts for the quarter ended September 30, 2010 were consistent with the year-to-date totals.

Deposit growth continues to be positively affected by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

Competition for deposits in the Bank’s primary market area has made it difficult to significantly reduce the rates that the Bank pays to customers on their deposits. Part of this competitive pressure is caused by larger financial institutions that have an increased need for liquidity, particularly those institutions that have responded to marketplace demand for refinancing and originating significant volumes of mortgage loans. In order to retain existing deposits, and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to the first nine months of last year, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost of funds by 65 basis points since September 30, 2009. The average cost of funds for the third quarter of 2010 decreased by 71 basis points compared to the same quarter last year.

Junior Subordinated Debentures

        The Company had $5.2 million in junior subordinated debentures at September 30, 2010; most of the proceeds have been invested in the Bank and have been primarily used by the Bank for branch expansion and relocation. The junior subordinated debentures bear interest at a rate of 5.95% that was fixed through June 30, 2010, after which time the rate decreased to 3-month LIBOR plus 1.7%. As of September 30, 2010, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in the Company’s 2009 annual report on Form 10-K.

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

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At September 30, 2010, the Bank’s total capital to risk weighted assets was 13.4% compared to 11.9% reported as of December 31, 2009. The improved capital ratio reflects the Bank’s net income for the first three quarters of 2010, combined with a change in the mix of risk-based assets. In addition, $900 thousand of the capital raised by the Company during the third quarter, as further described below, was down-streamed to the Bank and is reflected in the ratio of total capital to risk weighted assets.

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

In April 2010, the Bank agreed with the FDIC and the Washington Department of Financial Institutions (WDFI) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of September 30, 2010, the Bank’s leverage ratio was 10.2%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

In May 2010, the Board of Directors approved a rights offering for the purpose of raising up to $4 million in new capital for the following purposes:

•	to increase the Bank’s leverage ratio above 10%;

•	to position the Company to take advantage of opportunities that might present themselves as a result of the turmoil in the banking industry; and

•	to retain the remaining net proceeds at the Company for general corporate purposes.

The rights offering concluded on July 15, 2010. The Company raised $2.7 million in capital, of which $900 thousand was down-streamed to the Bank during the third quarter of 2010.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September  30, 2010, commitments to extend credit totaled $52.7 million, and letters of credit totaled $1.6 million.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At September 30, 2010, the Company had approximately $51.3 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

As a member of the CDARS® program, the Company can purchase certificates of deposit through the program. At September 30, 2010, the Company was eligible to purchase certificates of deposit of up to five percent of its total assets through CDARS®. These sources provide significant secondary liquidity to the Company to service its customers’ needs.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of September 30, 2010, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Recent changes have created regulatory uncertainty. Regulation of the financial services industry is undergoing major changes. The Dodd-Frank Act, signed into law on July 21, 2010, significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than community institutions such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

is changing the capital requirements for bank holding companies and would require less favorable capital treatment for future issuances of trust preferred (although our existing trust preferred are grandfathered and therefore not subject to the new rules);

•	raises prudential standards by requiring, for instance, annual internal stress testing and establishment of independent risk committees for banks with $10 billion or more in assets;

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

•

specifies that a bank holding company may acquire control of an out of state bank only if it is well-capitalized and well-managed, and does not allow interstate merger transactions unless the resulting bank would be well-capitalized and well-managed after the transaction;

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

We may be subject to more stringent capital requirements. As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5 percent, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7 percent; increase the minimum Tier 1 capital ratio to 8.5 percent inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5 percent inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5 percent of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3 percent, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to community banks of our size. There can be no assurance that implementation of these standards, or any other new regulations, will not adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 12, 2010	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer

Dated: November 12, 2010	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Filed herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Filed herewith.