Form 10-K
period 2010-12-31
NORTHWEST BANCORPORATION INC
filed 2011-03-29
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,752,221.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2011, was 3,076,848.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 16, 2011 (the “2011 Proxy Statement”) have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this annual report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2010

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

The Bank commenced operations in 1989 as a Washington state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the “DFI”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in eastern Washington and northern Idaho. The Bank operates seven branch offices in Washington and four branches in Idaho.

The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280, Segments Reporting, for reporting of selected information about operating segments.

The primary asset of the Company is the common stock of the Bank. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank’s principal expenses are interest expense on deposits and borrowings, operating expenses, and the level of provision for loan losses. Funds for activities of the Bank are provided principally by operating revenues, deposit growth and repayment of outstanding loans and investments. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2010 and 2009 is set forth in Part II, Item 7 of this annual report on Form 10-K. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

Products and Services

The Bank promotes relationship-based products and services to meet the banking needs of its primary market area. The Bank strives to occupy a niche market wherein it specializes in the personalized delivery of depository, cash management, and lending services to individuals, professionals and small to medium-sized businesses.

A full range of deposit products is offered including noninterest bearing demand deposits, money market demand accounts, negotiable order of withdrawal (“NOW”) accounts, savings accounts, and time deposits. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our banking offices. We rely on marketing, new products, service and long-standing relationships with customers to attract and retain these deposits. Occasionally, the Bank solicits time deposits through brokers. Broker deposits are placed by brokers acting as an administrator, custodian, agent or trustee for funds placed at financial institutions on behalf of a third-party. Deposits of the Bank are insured by the Deposit Insurance Fund administered by the FDIC up to the maximum amount allowed by law.

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

Market Area and Competition

The Bank’s primary market area is Spokane County, Washington, and Kootenai County, Idaho. Based on population estimates from the U.S. Census Bureau, 2005-2009 American Community Survey, the population of Spokane County is 454,927 and the population of Kootenai County is 133,461.

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

Regulation and Supervision

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

Legislative Initiatives to Address Financial and Economic Crisis.    In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, which among other things augmented certain provisions of EESA. EESA authorized the United States Department of Treasury (the “Treasury”) to establish the Troubled Asset Relief Program (“TARP”) to purchase “troubled assets” held by financial institutions.

In October 2008, the Treasury announced terms of the TARP Capital Purchase Program (the “Capital Purchase Program”), through which the Treasury has made capital investments in banking institutions by purchasing senior preferred shares. The purpose of this program is to restore confidence and stability to the financial markets and to encourage the flow of credit within the financial system. Only institutions determined to be eligible for the Capital Purchase Program by the Treasury and the financial institution’s primary federal regulator were allowed to participate.

The Company elected to participate in the Capital Purchase Program and received $10.5 million through the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury. Terms of the Capital Purchase Program include: (1) dividends on the Series A preferred stock of 5% per year for the first five years, resetting to 9% per year after five years, and dividends on the Series B preferred stock of 9% per year; (2) common stock dividends cannot be increased for three years while the Treasury is an investor unless preferred stock is redeemed or consent from the Treasury is received; (3) after three years, the preferred shares may be redeemed by the Company at their issue price, plus all accrued and unpaid dividends, and, subject to approval by the Company’s banking regulators, the preferred shares may also be redeemed at any time if the Company chooses to replace them with newly raised equity capital; (4) dividends on the Series A and Series B preferred stock must be paid before other dividends can be paid; and, (5) compliance with executive compensation standards and restrictions established by the Treasury and the ARRA. Additional disclosure regarding the details of this transaction, the agreements and other documents related to the transaction have been filed with the Securities and Exchange Commission (the “SEC”) and can be found on the SEC’s website at www.sec.gov. Additional details regarding the Capital Purchase Program can be found on the Treasury’s website at www.treas.gov/initiatives/eesa.

Securities and Exchange Commission.    The Company is under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of our securities. The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

Deposit Insurance.    The deposits of the Bank are insured up to prescribed limits for each depositor by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 per depositor and temporary unlimited deposit insurance coverage on noninterest bearing transaction accounts was extended from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

The DIF is funded by risk-based insurance premium assessments on insured depository institutions. Assessments are based upon several factors, including the level of regulatory capital and the results of regulatory examinations. The FDIC may adjust assessments if the insured institution’s risk profile changes or if the size of the DIF declines in relation to the total amount of insured deposits. Since 2008, there have been higher levels of bank failures which has dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and may continue to do so in the future. In 2009, the FDIC instituted an additional special assessment totaling $180 thousand for the Bank. Also in 2009, the FDIC required institutions to prepay their assessments for 13 quarters, beginning with the fourth quarter of 2009 through the fourth quarter of 2012. The Bank paid $2.8 million for this prepaid assessment, which will be applied toward actual quarterly assessments until exhausted; any funds remaining after June 30, 2013 will be returned to the Bank.

The Dodd-Frank Act requires the FDIC to take future steps to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by September 30, 2020. In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of the financial institution, whereas assessments were previously based on an institution’s insured deposits.

In addition to the FDIC assessments, all FDIC-insured depository institutions must pay a quarterly assessment to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. These assessments will continue until the FICO bonds mature in 2017 through 2019.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program” or “TAGP”). The Company elected to participate in the TAGP, which is set to expire on December 31, 2012.

Capital Requirements.    The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with the higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a bank’s capital into two tiers. The first tier (“Tier 1”) primarily includes common shareholders’ equity, retained earnings, and qualifying preferred stock, less goodwill and other disallowed intangibles. Supplementary (“Tier 2”) capital includes, among other items, partial recognition of increases in the market value of qualifying equity securities, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for loan losses, subject to certain limitations, less required deductions as prescribed by regulation. Banks are required to maintain a total risk-based capital ratio of at least 8% and a Tier 1 risk-based capital ratio of at least 4%.

In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage ratio of 3% for banks that meet certain specified criteria, including that such banks have the highest examination rating, the bank is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, and receiving the highest rating under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%.

The FDIC may, however, set higher capital requirements when particular circumstances warrant. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2010, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized,” with ratios of 10.1%, 12.4% and 13.6%, respectively.

Reserve Requirements.    The Federal Reserve requires all depository institutions to maintain reserves against their transaction account deposits. The Bank must maintain reserves of 3% against net transaction accounts greater than $10.7 million and up to $58.8 million (subject to adjustment by the Federal Reserve) and reserves of 10% must be maintained against that portion of net transaction accounts in excess of $58.8 million.

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

U.S.A. Patriot Act.    The U.S.A. Patriot Act (“the Patriot Act”) facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The Patriot Act imposes an obligation on financial institutions to establish and maintain anti-money laundering policies and procedures, including a customer identification program.

The Company and the Bank.    As a bank holding company and state-chartered bank, the Company and the Bank are also subject to the following further regulation:

Dodd-Frank Act.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Although the statute will have a greater impact on larger institutions than community institutions such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•

centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

changes the capital requirements for bank holding companies and would require less favorable capital treatment for future issuances of trust preferred securities (although our existing trust preferred securities are grandfathered and therefore not subject to the new rules);

•	permanently increases the maximum deposit insurance amount to $250,000 per depositor and extends unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012;

•

broadens the FDIC insurance assessment base to be calculated on the average consolidated total assets less tangible equity capital of a financial institution and increased the reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020;

•	repeals the federal statutory prohibition on the payment of interest on demand deposits, thereby permitting financial institutions to pay interest on business and other accounts;

•	raises prudential standards by requiring, for instance, annual internal stress testing and establishment of independent risk committees for banks with $10 billion or more in assets;

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

•

specifies that a bank holding company may acquire control of an out of state bank only if it is “well capitalized” and well managed, and does not allow interstate merger transactions unless the resulting and would be “well capitalized” and well managed after the transaction;

•	subjects financial institutions to data and information gathering by a newly created Office of Financial Research;

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

Some aspects of the Dodd-Frank Act are effective immediately, though most will be phased in gradually. In addition, the statute in many instances calls for future rulemaking to implement its provisions, so the precise contours of the law and its effects on the Company cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Legislators and regulators are also considering a wide range of proposals beyond the Dodd-Frank Act that, if enacted, could result in major changes to the way banking operations are regulated.

Incentive Compensation.    In June 2010, the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation practices of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. As part of its regular, risk-focused examination process, the FDIC will review incentive compensation arrangements of banking organizations, such as the Company, that are not large, complex banking organizations. The FDIC’s findings will be incorporated into the organization’s supervisory ratings, which can affect an organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Restrictions on Dividends and Other Capital Distributions.    Federal and state banking regulations place restrictions on dividends paid by the Bank and by the Company. Additionally, in April 2010, the Bank agreed with the FDIC and the DFI, its primary regulators, that the Bank would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital. In April 2010, the Company also agreed with the Federal Reserve Bank, the Company’s primary regulator, that the Company would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

Under terms of the Capital Purchase Program, for so long as any preferred stock issued by the Company under the Capital Purchase Program remains outstanding, the Company is prohibited from increasing dividends on its common stock for three years while the Treasury is an investor unless preferred stock is redeemed or consent from the Treasury is received. The terms of our preferred stock and junior subordinated debentures also limit our ability to pay dividends on our common stock. If we are not current in our payment of dividends on our preferred stock or in our payment of interest on our junior subordinated debentures, we may not pay dividends on our common stock.

Community Reinvestment Act.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2010, the Bank was rated “Satisfactory” with respect to compliance with the CRA.

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

Employees

The Bank employed 121 employees, representing 109 full-time equivalent positions as of December 31, 2010. The Company, separate from the Bank, does not have any compensated employees; however, the Company reimburses the Bank for time that Bank employees spend on Company business. In 2010, the Company reimbursed the Bank $97,868 for work performed by Bank employees. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. Management of the Bank considers their employee relations to be excellent.

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions and other statements contained in this release that are not historical facts and pertain to the Company’s future operating results. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Management may make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, ability to repay government funds, payment of dividends, adequacy of the Company’s allowance for loan losses and provision for loan losses, the Company’s real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that the Company files with the SEC. Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others.

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

Our business has been adversely affected by conditions in the local economies where we operate as well as by the national economy and financial markets.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets as well as economic and political conditions at the local and national level. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to be unfavorable, our business may not succeed. We are currently experiencing adverse economic conditions in some of our market areas, which affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do materialize in the future. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Capital and credit markets have experienced unprecedented levels of volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the weak economy and unfavorable economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2010, approximately 80% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in Eastern Washington and Northern Idaho will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, our market is experiencing such an economic downturn, and if market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

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

We cannot assure you whether or when certain agreements entered into with our regulators will be lifted.

In April 2010, the Company executed a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”). The MOU is an informal administrative agreement pursuant to which the Company has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Company agreed, among other things, to (a) utilize financial and managerial resources to function in a safe and sound manner; (b) obtain prior written approval from the Reserve Bank before receiving dividends or any other form of payment or distribution from the Bank; (c) refrain from paying any dividends, payments on trust preferred securities or make other capital distributions without prior regulatory approval; (d) refrain from incurring, increasing, renewing or guaranteeing any existing debt, or issuing any trust preferred securities without prior regulatory approval; (e) refrain from purchasing, redeeming or otherwise acquiring any of its stock without prior regulatory approval; (f) refrain from appointing any new director or senior executive officer or changing the responsibilities of any senior officer without prior regulatory approval; (g) comply with restrictions on indemnification and severance payments; (h) submit written progress reports detailing the Company’s compliance with the MOU within 30 days after the end of each quarter.

In addition, during April 2010, the Bank executed an MOU with the FDIC and the DFI pursuant to which the Bank has agreed, among other things, to (a) provide prior notice to, and receive prior approval from, the FDIC and the DFI prior to appointing any new director or senior executive officer or changing the responsibilities of any senior officer; (b) eliminate or correct all violations of law and contraventions and take steps to ensure future compliance with all applicable laws and regulations; (c) have and maintain its Tier 1 capital equal to or above 10% of the Bank’s adjusted total assets and maintain capital ratios above “well capitalized” thresholds without causing a deduction from the Bank’s allowance for loan losses; (d) maintain a fully funded allowance for loan losses; (e) refrain from paying dividends or otherwise reducing the Bank’s capital without prior regulatory approval; (f) refrain from engaging in any transactions, without prior regulatory approval, that would materially change the balance sheet composition, including growth in total assets of five percent or more or significant changes in funding sources; (g) formulate and implement a written three-year profit plan that includes goals and strategies for improving and sustaining the earnings of the Bank; (h) eliminate by charge-off or collection, all assets classified as “Loss”; (i) reduce the dollar amount of assets classified as “Substandard”; (j) develop a written plan to reduce the amount of loans for acquisitions, development, construction and commercial real estate; (k) develop and implement a written policy to improve guidance and control over the Bank’s lending management function; (l) revise and implement a written liquidity and funds management policy; and (m) submit written progress reports detailing the Bank’s compliance with the MOU within 30 days after the end of each quarter.

The MOUs will remain in effect until modified or terminated by the Reserve Bank, the FDIC and the DFI. We cannot assure you whether or when the MOUs will be lifted or terminated. Even if lifted or terminated, we may still be subject to other agreements with regulators that restrict our activities. The requirements and restrictions of the MOUs are judicially enforceable and the failure of the Company or the Bank to comply with such requirements and restrictions may subject the Company and the Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for the Bank; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.

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

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify our cash due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financials of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the United States may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced substantial declines in the performance of their loans, including commercial real estate, construction, land development and land loans. The value of real estate collateral supporting many construction and land development loans and commercial loans have declined and may continue to decline. Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. Our determination of the size of the allowance could be understated due to deviations in one or more of these factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. We can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We have made and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

Historically, we have offered land acquisition and development and construction loans for builders and developers. As of December 31, 2010, these loans totaled $40 million, or 14%, of our loan portfolio. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Given the current environment, we expect that loans in our loan portfolio could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Further deterioration in the housing market may lead to increased losses, delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. The Bank’s nonperforming assets peaked in the fourth quarter of 2008 at $18.8 million, representing 4.7% of total assets. At December 31, 2010, the Bank’s nonperforming assets were $16.7 million representing 4.2% of total assets. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and nonperforming assets as these builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. We anticipate that further declines in the real estate markets in our primary market area would affect our business.

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2010, approximately 53% of our loan portfolio consisted of commercial real estate loans. Banking regulators have begun giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement more conservative underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures.

Our loan portfolio has commercial and industrial loans that include risks that may be greater than the risks related to residential loans.

Our commercial and industrial loan portfolio was $47 million at December 31, 2010, comprising 17% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Our net interest income could be negatively affected by interest rates adjustments by the Federal Reserve, as well as by competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as investment securities and loans, and the interest expense that we pay on interest bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions, because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at the Bank and at other financial institutions. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have caused bank failures and expectations for additional bank failures, in which case the FDIC, through the Deposit Insurance Fund, ensures payments of customer deposits at failed banks up to insured limits. In addition, deposit insurance limits on customer deposit accounts have generally increased to $250,000 from $100,000 and the FDIC adopted the TLGP for noninterest-bearing transaction deposit accounts. These developments will cause the premiums assessed by the FDIC to increase and will materially increase our noninterest expense. An increase in the risk category of the Bank would also cause our premiums to increase. Whether through adjustments to base deposit insurance assessment rates, significant special assessments or emergency assessments under the TLGP, increased deposit insurance premiums could have a material adverse effect on our earnings.

The price of our common stock could decline.

The market price of our common stock could decline in response to numerous factors, some of which are beyond our control. These factors include, among other things, actual or anticipated variations in our costs of doing business, operating results and cash flow, the nature and content of our earnings releases and our competitors’ earnings releases, changes in financial estimates by securities analysts, business conditions in our markets and the general state of the securities markets and the market for other financial stocks, changes in capital markets that affect the perceived availability of capital to companies in our industry, governmental legislation or regulation, currency and exchange rate fluctuations, as well as general economic and market conditions, such as downturns in our economy and recessions.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

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

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards are expected to be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to community banks of our size. There can be no assurance that implementation of these standards, or any other new regulations, will not adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

We could be materially and adversely affected if we or any of our officers or directors fail to comply with bank and other laws and regulations.

The Company and the Bank are subject to laws, regulations, administrative actions and policies that govern financial institutions in each location in which we operate. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The value of our investment securities portfolio may be negatively affected by interest rate changes or disruptions in securities markets, including the municipal bond markets and we may realize losses on our investment securities in future periods.

The market for some of the investment securities held in our portfolio experienced extreme volatility over the past two years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. Declines in market value associated with these disruptions may result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, capital levels and liquidity.

In addition, we held $23 million of municipal bonds as of December 31, 2010. The current economic downturn has impacted the credit worthiness of a number of municipalities and some municipalities are struggling to meet financial obligations. We have certain municipal investment securities which are subject to credit risk if the municipalities are unable to meet their obligations. A continued or further decline in the economy could result in credit ratings downgrades for the municipalities that have issued the bonds held by us, which could negatively impact the value of the bonds. Although we believe the municipalities will be able to meet their obligations, there can be no certainty in this regard and a significant decline in the value of these securities could have a material adverse effect on the Company’s results of operations.

A decline in the value of our FHLB common stock may occur, resulting in an other-than-temporary impairment charge which would cause our earnings and shareholders’ equity to decrease.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $1.3 million as of December 31, 2010. The FHLB has experienced losses from credit-related charges associated with projected losses on its investments in private-label mortgage-backed securities, and is currently unable to repurchase or redeem capital stock or to pay dividends. Consequently, for this and other reasons, there is a risk that our investment in the common stock of the FHLB could be deemed other-than-temporarily impaired at some time in the future, which would adversely affect our earnings, our shareholders’ equity and the value of our common stock.

The Bank may be required to repurchase mortgage loans in some circumstances, which could harm our liquidity, results of operations and financial condition.

When the Bank sells mortgage loans, we are required to make certain representations and warranties to the purchaser about the loans and the manner in which they were originated. Our sales agreements require us to repurchase mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

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

We face substantial competition in all areas of our operations from a variety of direct and indirect competitors, some of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the market areas we serve. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Additionally, we expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic funds transfer and automatic payment systems. Some of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, some competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services.

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

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for customers. The Company does not yet know what interest rates other financial institutions may offer. The Company’s interest expense would likely increase and its net interest margin would likely decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

We rely on dividends from our subsidiary for most of our revenue.

Because we are a holding company with no significant assets other than the Bank, we depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to pay dividends on our common stock or to make payments on our other obligations will, therefore, continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to the Company is subject to its ability to earn net income and to the regulatory authority of the Federal Reserve Board, the FDIC and the Washington State Department of Financial Institutions.

Our common stock is equity and holders of our preferred stock and trust preferred securities have rights that are senior to those of our common shareholders.

Shares of our common stock are equity interests in the Company, do not constitute indebtedness, and, therefore, are not insured against loss by the FDIC or by any other public or private entity. We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures issued to the special purpose trust are senior to our shares of common stock. We have also issued shares of preferred stock to the Treasury in connection with our participation in the Capital Purchase Program. As a result, we must make payments on the junior subordinated debentures and preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures and preferred stock must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. In addition, shares of our common stock would rank junior to any indebtedness and to other non-equity claims against us and our assets available to satisfy such claims, including in liquidation.

Because of our participation in Treasury’s Capital Purchase Program, we are subject to restrictions on compensation paid to our executives.

Pursuant to the terms of the Capital Purchase Program, we have adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds an investment in our Company. These standards generally apply to our most highly compensated senior executive officers, including our Chief Executive Officer and Chief Financial Officer, and certain of these restrictions also apply to our other senior executives. The standards include, among other things:

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

As a community bank, our success depends greatly on the continued services of our senior management. Failure to attract, retain and motivate key employees could have an adverse effect on our results of operations, financial condition and prospects. In connection with the Company’s sale of preferred stock to the Treasury as part of its participation in the Capital Purchase Program, we agreed to abide by certain limitations on the compensation of certain executive officers. More stringent restrictions on executive compensation were imposed by Congress on Capital Purchase Program participants in February 2009 as part of the ARRA, and these restrictions apply retroactively. Congress may impose additional restrictions in the future that may also apply retroactively. These restrictions may have an adverse affect on our ability to attract and retain executive talent.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business, including systems provided by third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other transaction processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company historically has not owned or leased real or personal property apart from the premises and equipment of the Bank. In 2008, the Company purchased undeveloped property located in Airway Heights, Washington for $1.3 million. The Company purchased the property with the intent of dividing it into two pieces and constructing a new branch for the Bank as a replacement for the branch located in a grocery store in Airway Heights. The ground on which the branch was being built was transferred to the Bank in September 2008. The new Airway Heights branch subsequently opened in December 2008 and the nearby grocery store branch was permanently closed. The Company retained ownership of the remaining parcel and currently has it listed for sale.

The Bank leases its principal office and main branch, which is located in downtown Spokane. The Company’s registered office is also at this location. The Company pays no rent or other form of consideration for the use of the Bank’s main office as its principal executive offices.

The Bank also owns the real property for the Northpointe, Ruby and Valley branches located in Spokane, Washington. In Idaho, the Bank owns the real property for the Coeur d’Alene, Post Falls, Hayden and Spirit Lake branches. The Bank owns the buildings for the Francis and South Hill branches, which are located on leased property.

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

We consider our facilities to be suitable and adequate for our current and immediate future purposes. As of December 31, 2010, the total net book value of the Company’s premises and equipment was $17.3 million.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on Issuer’s Common Equity

Common shares of Northwest Bancorporation, Inc. are traded over-the-counter under the symbol NBCT. At the close of business on December 31, 2010, there were 3,076,848 shares of common stock outstanding, held by approximately 600 shareholders of record, including shares held by 191 known beneficial shareholders by 24 nonaffiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol NBCT. Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Markets (www.otcmarkets.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarter, for the Company’s last two fiscal years is set forth below.

	2010		2009
	High	Low	High	Low
First quarter	$3.90	$2.90	$6.00	$3.00
Second quarter	$6.00	$3.55	$6.00	$3.15
Third quarter	$4.25	$3.95	$4.00	$2.90
Fourth quarter	$4.90	$3.50	$5.00	$2.75

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its shareholders not to declare a dividend on its common stock during 2009 and 2010 and to defer payment of dividends during 2010 on its Series A and Series B Preferred Stock. In addition, the Company has given notice of its intention to defer interest payments on the junior subordinated debentures underlying its trust preferred securities as permitted by the related indentures. During the period during which the Company defers payments on its junior subordinated debentures, it will be prohibited under the indentures from declaring or paying dividends on its capital stock. The Company will be prohibited from declaring or paying dividends on its common stock while dividends on its Series A and Series B Preferred Stock are in arrears. No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its junior subordinated debentures. As a bank holding company that has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. Future dividend payments are at the discretion of the Board of Directors and will depend on a variety of factors including, but not limited to, results of operations, general business and economic conditions, financial condition, capital adequacy, liquidity, statutory and regulatory limitations and other factors deemed relevant. In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital. Also in April 2010, the Company agreed with the Federal Reserve Bank that the Company would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to the Company’s compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	122,633	$5.17	200,390
Equity compensation plans not approved by security holders	—	—	—

	122,633	$5.17	200,390

Recent Sales of Unregistered securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other shareholders who own less than one-hundred (100) shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcmarkets.com. During the fourth-quarter, the Company did not repurchase any shares.

Item 6.	Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For a discussion of the risks and uncertainties inherent in such statements, see “Business—Forward-Looking Statements” and “Risk Factors.”

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, elsewhere in this Report. Management believes that the following policies would be considered critical under the SEC’s definition:

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

Fair Value Measurements

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

Overview and Financial Highlights

We are a bank holding company providing banking and other financial services throughout Eastern Washington and North Idaho to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating real estate loans, commercial loans and consumer loans. We derive our income primarily from interest received on loans and, to a lesser extent, interest on investment securities, and fees received in connection with servicing loans and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans but we have also used brokered deposits to fund loan demand.

We are subject to competition from other financial institutions and our operating results, like those of other financial institutions operating exclusively or primarily in the Pacific Northwest, are significantly influenced by economic conditions in Washington and Idaho, including the strength of the real estate market. In addition, both the fiscal and regulatory policies of the federal government and regulatory authorities that govern financial institutions and market interest rates also impact our financial condition, results of operations and cash flows.

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the fiscal year ended December 31, 2010. When warranted, comparisons are made to the same period in 2009. The discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

The following summary financial information is derived from the consolidated financial statements and other data of the Company for the years ended December 31, 2010 and 2009:

	Twelve months ended
	2010	2009	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$20,802	$21,974	-5.3%
Interest expense	6,164	8,226	-25.1%

Net interest income	14,638	13,748	6.5%
Provision for loan losses	2,950	7,347	-59.8%

Net interest income after provision for loan losses	11,688	6,401	82.6%
Noninterest income	4,032	3,183	26.7%
Noninterest expense	14,554	13,909	4.6%

Income (loss) before income taxes	1,166	(4,325)	127.0%
Income tax expense (benefit)	221	(1,048)	121.1%

Net income (loss)	945	(3,277)	128.8%
Preferred stock dividends and discount accretion, net	678	595	13.9%

Net income (loss) applicable to common shares	$267	$(3,872)	106.9%

Per Share Data:
Basic income (loss) per common share	$0.10	$(1.63)
Diluted income (loss) per common share	$0.10	$(1.63)
Book value per common share at year end	$8.12	$9.75

Selected Ratios:
Return on average assets	0.07%	-0.97%
Return on average equity	0.76%	-11.42%
Net interest margin	4.07%	3.67%
Efficiency ratio	77.95%	82.15%
Noninterest income to average assets	1.02%	0.80%
Noninterest expense to average assets	3.68%	3.49%
Ending shareholders’ equity to average assets	9.03%	8.48%
Nonperforming loans to gross loans	4.51%	3.63%
Allowance for loan losses to gross loans	2.45%	2.20%

Results of Operations

Earnings

The Company recognized net income of $267 thousand for the year ended December, 31, 2010 compared to a loss of $3.9 million for the year ended December 31, 2009. This $4.1 million improvement in earnings is due primarily to a decrease in the provision for loan losses of $4.4 million. The return on average assets during 2010 was 0.07% compared to -0.97% during 2009, and the return on average equity was 0.76% during 2010, compared to -11.42% in 2009. Details of the changes in the various components of earnings are further discussed below.

Net Interest Income

The principal component of the Company’s earnings is its net interest income. Net interest income is the difference between the income earned on assets and the interest paid on deposits and on borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest earning assets and the rates paid on its interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest earning assets and interest bearing liabilities. Total interest earning assets yield less the total interest bearing liabilities rate represents the Company’s net interest rate spread.

Net interest income for 2010 increased $890 thousand, or 6.5%, compared to 2009. This increase resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin as a percentage of earning assets increased 40 basis points to 4.07% in 2010 from 3.67% in 2009. The Bank anticipates that competition and moderate loan demand will place pressure on its net interest margin in 2011.

Interest income fell $1.2 million, or 5.3%, during 2010. The decrease in interest income is related to a decrease of $14.7 million in average interest earning assets combined with a change in the mix of interest earning assets, offset by an increase in yield on investment securities. Most of the interest the Bank earns comes from its loan portfolio. Loans represented 85.6% of average earning assets in 2010, compared to 89.8% in 2009. As a result of average loan balances decreasing $28.3 million during 2010 and loan yield remaining relatively flat, interest income on loans decreased $1.7 million, or 8.1%. Loan yield increased just 2 basis points to 6.26% for 2010, from 6.24% for 2009. The Bank did not introduce any new loan products during the year and did not change its loan pricing strategy. However, in the second half of 2008 and continuing through 2010, the Bank significantly cut back lending for land acquisition and development, construction, and non-owner occupied commercial real estate. The Bank redirected resources to focus more on commercial and industrial (“C & I”) lending and the collection and workout of problem credits. The average volume of securities increased $8.3 million, or 27.8%, during 2010 as a result of management’s intent to improve the Bank’s on-balance sheet liquidity and because of moderate loan demand. Yield on securities increased 66 basis points from 3.20% in 2009 to 3.86% in 2010. The increase in volume of securities combined with the increase in yield on securities resulted in an improvement in investment income of $519 thousand, or 54.0%.

Interest expense decreased $2.1 million, or 25.1%, during 2010. This decline in interest expense was impacted by reductions in and repricing of time certificates of deposit along with paydown of higher costing borrowed funds. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit reprice to the lower rates currently offered by the Bank. The decrease in interest expense during 2010 was offset by an increase in interest expense for NOW and money market accounts, which was the result of a campaign to increase core deposits by offering higher than market rates on these accounts. Overall, the average cost of deposits improved 66 basis points from 2.66% in 2009 to 2.00% in 2010. Interest expense on junior subordinated debentures decreased $100 thousand, or 32.2%, during 2010 compared to 2009, because the interest rate, which had been fixed at 5.95% through June 30, 2010, now reprices quarterly at the 3-month LIBOR rate plus 170 basis points.

Average Balances, Rates, and Interest Income and Expense. The following table sets forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	Year Ended December 31,
	2010			2009
	Average Balance	Interest Income or Expense (1)	Average Yield or Cost	Average Balance	Interest Income or Expense (1)	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$308,031	$19,294	6.26%	$336,346	$20,996	6.24%
Investment securities	38,315	1,480	3.86%	29,989	961	3.20%
FHLB stock	1,261	—	0.00%	1,201	—	0.00%
Federal funds sold & interest-bearing deposits with banks	12,070	28	0.23%	6,882	17	0.25%

Total interest earning assets	359,677	20,802	5.78%	374,418	21,974	5.87%
Less reserve for probable loan losses	(7,375)			(5,529)
Cash and due from banks	11,642			8,870
Other non-earning assets	31,283			20,872

Total assets	$395,227			$398,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	52,310	906	1.73%	18,208	97	0.53%
Money market accounts	32,180	306	0.95%	27,319	246	0.90%
Savings accounts	45,064	414	0.92%	42,108	534	1.27%
Time certificates of deposit	150,038	3,978	2.65%	179,835	6,228	3.46%

Total interest bearing deposits	279,592	5,604	2.00%	267,470	7,105	2.66%
Securities sold under repurchase agreements	219	—	0.00%	2,769	7	0.25%
Borrowed funds	8,946	349	3.90%	21,592	803	3.72%
Junior subordinated debentures	5,155	211	4.09%	5,155	311	6.03%

Total borrowed funds	14,320	560	3.91%	29,516	1,121	3.80%

Total interest bearing liabilities	293,912	6,164	2.10%	296,986	8,226	2.77%
Demand deposits	64,140			63,572
Other liabilities	1,882			4,159
Shareholders’ equity	35,293			33,914

Total liabilities and shareholders’ equity	$395,227			$398,631

Net interest income		$14,638			$13,748

Net interest spread			3.68%			3.10%

Net interest income to average earning assets (margin)			4.07%			3.67%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $434 thousand and $608 thousand is included in loan interest income for 2010 and 2009, respectively.
(4)	On July 1, 2010, the interest rate on the junior subordinated note changed to a variable rate equal to the 3-month LIBOR plus 1.70%.

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

	2010 over 2009				2009 over 2008
	Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(1,768)	$59	$7	$(1,702)	$1,482	$(2,072)	$(141)	$(731)
Investment securities	258	205	56	519	99	(391)	(30)	(322)
Fed funds sold/interest-bearing balances	13	(1)	(1)	11	101	(105)	(93)	(97)

Total interest earning assets	(1,497)	263	62	(1,172)	1,682	(2,568)	(264)	(1,150)
Interest bearing liabilities
NOW accounts	182	218	409	809	47	(48)	(20)	(21)
Money market accounts	44	14	2	60	(85)	(263)	40	(308)
Savings accounts	37	(147)	(10)	(120)	246	(318)	(109)	(181)
Time certificates of deposit	(1,032)	(1,462)	244	(2,250)	294	(1,523)	(60)	(1,289)
Securities sold under repurchase agreements	(6)	(7)	6	(7)	(194)	(181)	154	(221)
Borrowed funds	(470)	39	(23)	(454)	78	(74)	(7)	(3)
Junior subordinated debentures	—	(100)	—	(100)	—	(1)	—	(1)

Total interest bearing liabilities	(1,245)	(1,445)	628	(2,062)	386	(2,408)	(2)	(2,024)

Total increase (decrease) in net interest income	$(252)	$1,708	$(566)	$890	$1,296	$(160)	$(262)	$874

During 2010, the decrease in interest income was primarily related to the decrease in loan volume and was offset by an increase in investment volume combined with higher investment yield. The decrease in interest income was more than offset by a reduction in rates paid on time certificates of deposit and a decrease in time certificates of deposit and borrowed funds balances.

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

Presented below are the results of the simulation performed using the Bank’s financial information as of December 31, 2010 and 2009. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest repricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in EVE
	2010	2009	2010	2009
+300	-13.6%	-11.5%	-33.8%	-36.6%
+200	-8.8%	-8.0%	-19.8%	-24.8%
+100	-3.9%	-4.0%	-7.6%	-12.9%
-25	0.9%	-0.8%	2.8%	2.9%

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. Management’s methodology for analyzing probable loan losses is consistent with the methods used at December 31, 2009, except that the calculation was adjusted each quarter in 2010 for changes in leading indicators such as unemployment and real estate market trends, as well as changes in the weighted average risk rating of loans in the portfolio.

The 2010 provision for loan losses was $2.95 million, a substantial decrease from the $7.35 million expensed in 2009. The lower provision for loan losses reflects positive trends in the level of loan delinquencies and net charge-offs and also reflects the decrease in outstanding loan balances. These positive trends were partially offset by an increase in nonperforming loans, which increased to 4.5% of gross loans as of December 31, 2010 from 3.6% of gross loans as of December 31, 2009.

Net charge-offs in 2010 were $3.1 million (1.01% of average gross loans), compared to net charge-offs of $5.0 million (1.49% of average gross loans) reported in 2009. As a percentage of average loans outstanding during the year, net loan losses in 2010 were significantly higher than the five-year average of 0.65%. The majority of net loan charge-offs in 2010 were due to losses related to real estate secured loans, which accounted for 81% of total net charge-offs, and commercial and industrial loans, which accounted for 13% of total net charge-offs.

Noninterest Income

Noninterest income in 2010 was $4.0 million, an increase of $849 thousand, or 26.7%, from the same period in 2009.

Despite general growth in transaction accounts during 2010, service charge income on deposits decreased $34 thousand, or 2.3%, in 2010. Of this decrease in account service charges, $14 thousand is attributable to the Bank increasing the earnings crediting rate to commercial depositors that offsets their service charges. About $20 thousand of the decrease in account service charges is attributable to consumers moving deposits from fee-based accounts to a non fee-based checking product.

Net gains from sale of loans totaled $985 thousand in 2010 representing an increase of $270 thousand, or 37.7%, over 2009. Gains from the sale of loans represent income from the origination and sale of residential mortgage loans. Mortgage loan income increased as many consumers refinanced their mortgage loans in 2010 to take advantage of lower loan rates and to obtain access to available equity in their homes. These loans are typically sold on the secondary mortgage market.

During 2010, the Company reported net gains on sales of securities totaling $375 thousand compared to $6 thousand in 2009.

Other noninterest income was $1.2 million in 2010, compared to $991 thousand in 2009. This increase is primarily attributable to a $224 thousand B&O tax refund.

Noninterest Expense

Noninterest expense increased from $13.9 million for 2009 to $14.6 million for 2010, representing an increase of $646 thousand, or 4.6%.

Salaries and employee benefits for 2010 decreased 2.2%, or $142 thousand, compared to 2009, reflecting a decrease in base salaries during 2010 of $130 thousand compared to 2009. Full-time employee equivalents (“FTEs”) grew 1.9% from 107 FTEs at the end of 2009 to 109 FTEs at the end of 2010 as a result of the Bank adding two employees to its special assets department during the second half of 2010. Incentive paid to loan officers for commercial loan production and employee bonuses declined during the year. However, these cost savings were offset by increases in mortgage loan officer commissions and stock-based compensation expense and decreases in loan origination fee credits due to decreased loan volume.

During 2010, occupancy and equipment expense was $67 thousand, or 2.9%, higher than in 2009. The increase reflected higher depreciation and amortization expense, which increased $133 thousand year over year and is a result of higher depreciation costs for a Bank branch that was moved from inside a grocery store to a free-standing facility in February 2010. The additional depreciation and amortization expense was partially offset by decreases in rent and snow removal costs.

Advertising and promotion expense for 2010 declined $7 thousand, or 2.1%, compared to 2009 as a result of management’s conscious effort to reduce operating costs.

Net losses on foreclosed real estate and other property owned were $1.5 million in 2010 compared to $802 thousand in 2009. The increase is primarily due to higher foreclosed real estate balances and write-downs resulting from adverse economic conditions which caused real estate values to decline.

Other operating expenses increased $31 thousand, or 0.8%, in 2010. Components of other operating expenses with significant decreases during 2010 included other professional fees (down $212 thousand) and legal fees (down $173 thousand). Components of other operating expenses with significant increases during 2010 included costs related to maintaining or selling real estate securing nonperforming loans (up $101 thousand), sundry losses (up $82 thousand), appraisal costs and other loan related expenses (up $64 thousand), deposit account noninterest related costs (up $57 thousand), and ATM/debit card costs (up $55 thousand).

Income Taxes

Income tax expense for the year ended December 31, 2010, was $221 thousand compared to income tax benefit of $1.0 million for the same period in 2009, which equates to effective tax rates of 18.9% and 24.2%, respectively. Without the effects of deferred taxes and deferred tax valuation allowances, the effective tax rates were 17.0% and 26.5% for 2010 and 2009, respectively. The decrease in effective tax rate during the comparable years was primarily the result of an increase in holdings of tax-exempt municipal bonds.

The provision for income taxes was increased by $742 thousand during the fourth quarter of 2009 to establish an allowance against the Company’s net deferred tax asset. For further discussion about this allowance, see the section entitled “Deferred Tax Asset” below.

Preferred Stock Dividends and Discount Accretion

In connection with preferred stock issued to the Treasury under the Capital Purchase Program in February 2009, the Company accrued preferred stock dividends and accreted the related net discount in the amount of $677 thousand and $595 thousand during 2010 and 2009, respectively.

Balance Sheet

Securities

The Bank’s securities portfolio consists primarily of U.S. government agency securities, municipal securities and corporate debt obligations. As of December 31, 2010, the Bank had $69.7 million in securities classified as available for sale, which was an increase of $44.9 million from December 31, 2009. The increase is attributable to a combination of paydowns on loans receivable, relatively low levels of loan demand, and a conscious effort by management to increase on-balance sheet liquidity in response to the current economic environment. Securities with an amortized cost totaling $11.2 million and $16.4 million as of December 31, 2010 and 2009, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. At December 31, 2010, we had no securities in a single company or entity (other than U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The following table sets forth the amortized cost and fair values of our securities portfolio as of the dates indicated:

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
U.S. government agency securities	$30,787	$30,124	$8,101	$8,014
State and municipal securities	23,332	22,999	9,615	9,978
Corporate debt obligations	11,060	10,798	1,541	1,519
SBA participation certificates	3,243	3,378	—	—
Mortgage backed securities	2,146	2,165	4,963	5,297
Collateralized mortgage obligations	269	266	—	—

	$70,837	$69,730	$24,220	$24,808

The table below sets forth the scheduled maturities and weighted average yields of the fair value of debt securities at December 31, 2010. Weighted average yields are not presented on a tax-equivalent basis.

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
U.S. government agency securities	$—	0.00%	$3,158	1.54%	$8,926	2.83%	$18,040	2.67%	$30,124	2.60%
State and municipal securities	692	3.66%	4,191	3.34%	9,595	3.90%	8,521	4.57%	22,999	4.05%
Corporate debt obligations	—	0.00%	4,406	3.35%	6,167	4.09%	225	4.06%	10,798	3.79%
SBA participation certificates	—	0.00%	—	0.00%	—	0.00%	3,378	4.21%	3,378	4.21%
Mortgage backed securities	—	0.00%	—	0.00%	47	6.00%	2,118	4.36%	2,165	4.39%
Collateralized mortgage obligations	—	0.00%	—	0.00%	—	0.00%	266	4.15%	266	4.15%

	$692	3.66%	$11,755	2.86%	$24,735	3.56%	$32,548	3.46%	$69,730	3.40%

Loans

Net loans outstanding at December 31, 2010 were $274 million, a decrease of $40 million, or 12.6%, from year-end 2009. This decrease is primarily attributable to transfers to foreclosed real estate and other repossessed assets totaling $4.7 million, a provision for loan losses totaling $3.0 million, and net loan attrition of $32.3 million.

The following table presents the composition of the loan portfolio as of December 31 for each of the last five years:

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:	($ in thousands)
Commercial	$150,373	53.4%	$149,970	46.6%	$159,839	47.0%	$115,733	41.6%	$82,769	38.0%
Construction and land development	40,145	14.2%	72,076	22.4%	72,815	21.4%	66,158	23.8%	56,542	25.9%
Residential	35,061	12.4%	33,227	10.3%	29,853	8.8%	27,673	9.9%	20,704	9.5%
Commercial and industrial	47,345	16.8%	55,917	17.4%	65,590	19.3%	58,601	21.1%	48,626	22.3%
Consumer	9,026	3.2%	10,688	3.3%	11,891	3.5%	9,903	3.6%	9,467	4.3%

Total gross loans	281,950	100.0%	321,878	100.0%	339,988	100.0%	278,068	100.0%	218,108	100.0%

Allowance for loan losses	(6,918)		(7,082)		(4,737)		(2,711)		(2,586)
Net deferred loan fees	(616)		(643)		(946)		(644)		(400)

Total loans, net	$274,416		$314,153		$334,305		$274,713		$215,122

The Bank’s lending activity primarily occurs within the geographic areas which we serve through our branch network, generally described as Spokane County, Washington, and Kootenai County, Idaho. As of December 31, 2010, our loan portfolio mix included 53.4% in commercial real estate mortgages, 16.8% in commercial and industrial loans, 14.2% in construction and land development loans, 12.4% in residential real estate mortgages, and 3.2% in consumer loans. As detailed above, the largest category of reduction in loan balances from 2009 to 2010 was in construction and land development loans, which declined $31.9 million, followed by a decline in commercial and industrial loans of $8.6 million. Management plans to further reduce commercial real estate loan balances as part of a strategy to re-balance assets and liabilities and focus closely upon asset quality. As part of this strategy and in response to the continuing weak economy, the Bank has implemented more stringent lending practices, has discontinued purchasing new loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

Demand for loans in our primary market area has been adversely influenced by macroeconomic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates have increased substantially, and real estate and other asset prices have declined appreciably. Despite overall weaknesses in the marketplace, management believes that its workout efforts are making progress, in part because during 2010, several foreclosed properties were sold without requiring unreasonable discounts.

The table below presents the maturity distribution and interest rate structure for loans outstanding as of December 31, 2010. The dollar amounts of loans maturing are based on their contractual terms to maturity and do not include scheduled payments or potential prepayments.

	Maturity				Rate Structure
	Within one year	One to five years	Over five years	Total	Fixed rate	Variable rate
	($ in thousands)
Real estate:
Commercial	$16,521	$51,703	$82,149	$150,373	$47,406	$102,967
Construction and land development	29,402	10,743	—	40,145	13,910	26,235
Residential	9,270	8,138	17,653	35,061	14,933	20,128
Commercial and industrial	24,025	14,103	9,217	47,345	16,507	30,838
Consumer	2,276	1,382	5,368	9,026	6,267	2,759

	$81,494	$86,069	$114,387	$281,950	$99,023	$182,927

There is continued competitive pressure on pricing in the Bank’s primary market area, especially for loans considered to be the most desirable. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped to improve the Bank’s interest income despite a reduction in loan balances. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less. Variable interest rate loans comprised 65% and 68% of our portfolio as of December 31, 2010 and 2009, respectively.

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

Nonperforming assets increased $1.3 million, or 8.7%, to $16.7 million at December 31, 2010, compared to $15.3 million at December 31, 2009. Nonperforming assets as a percentage of total assets were 4.2% and 3.9% at December 31, 2010 and 2009, respectively. The following table shows a summary of nonperforming assets for the periods covered in this report:

	December 31,
	2010	2009
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$8,661	$3,191
Construction and land development	2,613	7,845
Residential real estate	1,362	190
Commercial and industrial	21	434
Consumer	56	16
Loans past due 90 days or more and accruing interest	—	—

Total nonperforming loans	12,713	11,676
Foreclosed real estate and other property owned	3,963	3,672

Total nonperforming assets	$16,676	$15,348

Ratio of nonperforming assets to:
Total loans and foreclosed assets	5.8%	4.7%
Total assets	4.2%	3.9%

Nonperforming loans increased $1.0 million, or 8.9%, from $11.7 million at December 31, 2009, to $12.7 million at December 31, 2010. All of the outstanding nonaccrual balances are supported by liens on collateral that mitigates the risk of loss. Whenever management determines that a collateral position is weak or insufficient to reasonably protect the Bank from loss, the note balance is written down with a partial charge-off to a level where collateral protection is sufficient. If the customer has identifiable sources of repayment and is working on a repayment plan, a partial charge-off may be deferred and the amount of the exposure set aside in a specific reserve. All nonaccrual loans are evaluated with an impairment analysis which considers estimated fair value of collateral net of selling costs. All nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt. If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $571,093 in 2010 and $876,475 in 2009 would have been recognized.

Approximately one fourth of the nonaccrual balances are related to participation loans purchased from other banks. In most cases, there is either reasonable or strong collateral support. The Bank is aggressively working with the lead banks that originated these loans so that the loans can be paid or restructured as performing assets.

A local borrower, with just over $1.0 million outstanding, is current on payments in a restructured plan that is expected to result in repayment of all outstanding principal and some of the deferred interest; this loan was returned to accrual status during the first quarter of 2011. Another customer with balances just under $1.0 million has sold some property and is negotiating a sale of the remainder. An SBA guaranteed loan for just over $100 thousand was paid in full subsequent to year end.

Foreclosed real estate and other repossessed assets increased from $3.7 million at December 31, 2009, to $4.0 million at December 31, 2010. The three largest foreclosed real estate properties consist of a business park, developed residential lots and undeveloped land located in Clark, Spokane and Shoshone counties. The remaining foreclosed real estate properties consist of seven residential lots and seven residential properties all in the Bank’s primary market area. Three of the lots are under contract with a local builder with two of the lots expected to be sold before the end of the first quarter of 2011. Most of the properties are listed for sale under marketing plans intended to liquidate properties in a responsible and timely manner.

Loans may be restructured in response to a borrower’s financial difficulty, and the Bank may consider a temporary modification of loan repayment terms when circumstances indicate that modification is in the Bank’s best interest. The following table presents a summary of performing and nonperforming restructured loans:

	December 31,
	2010	2009
	($ in thousands)
Restructured loans included in nonaccrual loans	$4,677	$5,315
Restructured loans performing and accruing interest	397	202

Total restructured loans	$5,074	$5,517

Restructured loans decreased slightly from $5.5 million at December 31, 2009, to $5.1 million at December 31, 2010. This change is primarily the result payments received under workout agreements that are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of workout agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. All of the restructured loans, both those accruing interest and those on nonaccrual, were contractually current as of December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a monthly basis. When additional allowances are deemed necessary, a provision for loan losses is charged to earnings. When estimating the allowance for loan losses, management considers a number of factors, including: review of specific impaired loans; historical loan loss experience; quality, mix and size of loan portfolio; type and value of collateral; current and anticipated economic conditions; and other relevant factors. When there is clear evidence of an economic downturn, higher levels of reserves may be warranted. Since loan losses have significantly increased over the last two years, management has shifted from using a five-year weighted average historical loss experience to a two-year weighted average.

As of December 31, 2010, the allowance for loan losses was $6.9 million, a decrease of $164 thousand, or 2.3%, over December 31, 2009. This decrease reflects the net reduction in loan balances during 2010. The allowance for loan losses as a percent of gross loans outstanding increased to 2.45% as of December 31, 2010, from 2.20% as of December 31, 2009, as a result of higher levels of impaired loans. Impaired loans increased from $27.7 million at December 31, 2009, to $37.2 million at December 31, 2010.

The following table provides a summary of activity in the allowance for loan losses and an analysis of losses by loan type as of December 31 for each of the last five years:

	2010	2009	2008	2007	2006
	($ in thousands)
Balance of allowance for loan losses, beginning of year	$7,082	$4,737	$2,711	$2,586	$2,252
Loan charge-offs:
Real estate	(2,593)	(3,061)	(1,465)	(125)	—
Commercial and industrial	(429)	(2,038)	(361)	(34)	(28)
Consumer	(201)	(86)	(131)	(90)	(21)

Total charge-offs	(3,223)	(5,185)	(1,957)	(249)	(49)
Recoveries of previous loan losses:
Real estate	64	13	21	17	17
Commercial and industrial	25	165	—	3	—
Consumer	20	5	7	2	27

Total recoveries	109	183	28	22	44

Net charge-offs	(3,114)	(5,002)	(1,929)	(227)	(5)
Provision for loan losses	2,950	7,347	3,955	352	339

Balance of allowance for loan losses, end of year	$6,918	$7,082	$4,737	$2,711	$2,586

Ratios at end of year:
Net charge-offs to average gross loans	1.01%	1.49%	0.61%	0.09%	0.00%
Allowance for loan losses to gross loans	2.45%	2.20%	1.39%	0.97%	1.19%
Allowance for loan losses to nonperforming loans	54.42%	60.65%	27.68%	495.61%	808.13%

A majority of net loan charge-offs in 2010 and 2009 were from real estate secured loans and commercial and industrial loans and are primarily attributable to the depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of total loans in each category to total loans as of December 31:

	2010		2009
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,779	53.4%	$1,269	46.6%
Construction and land development	1,341	14.2%	1,761	22.4%
Residential	1,081	12.4%	604	10.3%
Commercial and industrial	1,162	16.8%	2,660	17.4%
Consumer	347	3.2%	133	3.3%
Unallocated	208	n/a	655	n/a

	$6,918	100.00%	$7,082	100.00%

Premises and Equipment

Premises and equipment, net, decreased from $18.1 million at December 31, 2009, to $17.3 million at December 31, 2010. The decrease is a result of depreciation and amortization of $1.2 million, net of $596 thousand in fixed asset additions which were primarily attributable to construction of the new Spokane Valley branch which opened in February 2010 and replaced the nearby grocery store branch.

Deferred Tax Asset

At December 31, 2010, the Bank had recorded a net deferred tax asset of $871 thousand which compared to a net deferred tax asset of $291 thousand at December 31, 2009.

The most significant component in the calculation of the net deferred tax asset relates to the provision for loan losses. For tax purposes and to simplify disclosure, loan losses can be expensed as they are incurred; for financial statement purposes, however, an expense is recorded in anticipation of future loan losses and funded to the allowance for loan losses. From inception and through the end of 2010, the Bank has expensed significantly more to the allowance for loan losses than the IRS allows as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $1.8 million. Offsetting that tax asset, the Company has recorded the accelerated depreciation allowed by the IRS and has thereby reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Company assets, financial statement depreciation and tax depreciation are expected to offset each other and the Company expects to pay the taxes that the IRS has previously allowed to be deferred; the Company has recognized the difference as a liability in the amount of $1.2 million. Other tax asset and tax liability balances are detailed in Note 12 to the Consolidated Financial Statements, located in Part II, Item 8 of this annual report on Form 10-K.

During the fourth quarter of 2009, the Company recorded a valuation allowance of $742 thousand against its net deferred tax asset due to uncertainty about the Company’s ability to generate taxable income in the near term; the valuation allowance of $742 thousand had the effect of increasing income tax expense in 2009. There was no prior valuation allowance recorded. The Company will not be able to recognize the tax benefits on future losses until it can show that it is more likely than not that it will generate enough taxable income in future periods to realize the benefits of its deferred tax asset and loss carryforwards.

Deposits

Our primary source of funds is our deposit accounts. These deposits are provided primarily by individuals and businesses within our primary market area. Deposits increased $8.5 million, or 2.5%, to $346.2 million at December 31, 2010, from $337.8 million at December 31, 2009. Core deposits, which exclude time certificates of deposit, provide a relatively stable funding source. Core deposits increased $48.6 million, or 29.5%, during 2010 and represented 61.6% and 48.7% of total deposits as of December 31, 2010 and 2009, respectively. Management attributes the increase in core deposits to the significant upgrade the Bank has made in its branch network, our continued emphasis on providing outstanding customer service, and offering checking products that pay above market interest rates and differentiate the Bank from its competition.

The following table reports balances of our deposit products at December 31 for the period indicated:

	2010		2009
	Amount	Percent	Amount	Percent
	($ in thousands)
Noninterest bearing demand deposits	$69,145	20.0%	$63,850	18.9%
Money market	39,148	11.3%	23,005	6.8%
NOW accounts	57,878	16.7%	35,507	10.5%
Savings deposits	47,142	13.6%	42,321	12.5%
Time certificates of deposit, non-brokered	115,079	33.2%	136,632	40.5%
Time certificates of deposit, brokered	17,845	5.2%	36,462	10.8%

	$346,237	100.0%	$337,777	100.0%

Time certificates of deposits (“CD”) decreased $40.2 million while other interest bearing deposits increased $43.3 million and noninterest bearing deposits increased $5.3 million. Management reduced CD balances, because the Bank did not need these funds for loan growth. Additionally, some customers moved CD balances into transaction accounts with higher yields, such as the Reward Checking NOW account, the High Yield Savings Account, or the money market account. Overall deposit growth continues to be positively impacted by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

The average balances of deposits and average rates paid on such deposits is summarized for the periods indicated in the following table:

	2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate
	($ in thousands)
Noninterest bearing demand deposits	$64,140	0.00%	$63,572	0.00%

Interest bearing deposits:
Money market accounts	32,180	0.95%	27,319	0.90%
NOW accounts	52,310	1.73%	18,208	0.53%
Savings accounts	45,064	0.92%	42,108	1.27%
Time certificates of deposit	150,038	2.65%	179,835	3.46%

Total interest bearing deposits	$279,592	2.00%	$267,470	2.66%

Competition in the Bank’s primary market area has made it difficult to significantly reduce the rates paid to customers on their deposits. Part of this competitive pressure has been caused by larger financial institutions that have had an increased need for liquidity. In order to retain existing deposits and to attract new deposits, the Bank has strived to remain competitive on deposit rates. Compared to 2009, the Bank has been successful in decreasing deposit rates and has reduced the Bank’s average cost of deposits by 66 basis points for the year ended December 31, 2010.

Maturities of time certificates of deposit with balances of $100,000 or more are shown below as of December 31:

	2010	2009
	($ in thousands)
Less than 3 months	$11,376	$12,503
3 months to 6 months	4,626	10,956
6 months to 1 year	21,399	32,511
1 year to 5 years	34,769	20,013
Over 5 years	—	—

	$72,170	$75,983

Borrowings

Deposit accounts are the Bank’s primary source of funds. However, the Bank also relies upon advances from the Federal Home Loan Bank and other borrowings to fund asset growth, restructure liabilities and meet cash flow requirements. As of December 31, 2010, borrowed funds totaled $9.5 million compared to $18.9 million as of December 31, 2009. The decrease in borrowed funds is a result of payments made on advances from the Federal Home Loan Bank and other borrowed funds during the year.

The Company had $5.2 million in junior subordinated debentures which was included in borrowed funds at December 31, 2010 and 2009. Most of the proceeds from the debentures were invested in the Bank and have been used by the Bank primarily for branch expansion and relocation. As of December 31, 2010, the entire balance of the junior subordinated debentures qualified as Tier 1 capital under regulatory capital guidelines. Additional information regarding the terms of the junior subordinated debentures, including maturity, re-pricing dates and interest rate, is included in Note 8 of the Notes to Consolidated Financial Statements in this annual report on Form 10-K.

Capital Resources

Capital reflects the value of the shareholders’ investment in the Company. Capital can be increased through the retention of earnings and the sale of new stock, including the exercise of stock options, and can be decreased as a result of the payment of dividends, the repurchase of outstanding shares and operating losses. Stock dividends do not affect capital. Capital formation allows the Company to grow assets and provides flexibility in times of adversity.

Shareholders’ equity was $35.7 million at December 31, 2010, compared with $33.8 million at December 31, 2009, with the increase in 2010 a result of earnings and capital raised through an offering of shares of the Company’s common stock to existing shareholders (the “Rights Offering”), which concluded on July 15, 2010. Through this Rights Offering, the Company raised $2.6 million in capital, net of expenses, and down-streamed $1.2 million of the proceeds to the Bank during 2010. Shareholders’ equity as a percent of total assets increased from 8.6% at December 31, 2009, to 9.0% at December 31, 2010. Below is a detailed summary of changes in the Company’s shareholders’ equity accounts from December 31, 2009 through December 31, 2010 (dollars in thousands):

Beginning shareholders’ equity, December 31, 2009	$33,806
Net income for the year ended December 31, 2010	945
Issuance of common stock, net	2,585
Additions relating to stock-based compensation, net	42
Preferred stock dividends	(572)
Change in accumulated other comprehensive loss	(1,119)

Ending shareholders’ equity, December 31, 2010	$35,687

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

The following table provides the Company and the Bank’s regulatory capital and capital ratios as of December 31, 2010:

	Company	Bank
	($ in thousands)
Tier 1 capital	$41,430	$39,949
Tier 2 capital	4,094	4,045

Total qualifying capital	$45,524	$43,994

Risk-adjusted total assets	$324,531	$323,269

Capital ratios:
Total risk-based capital	14.0%	13.6%
Tier 1 risk-based capital	12.8%	12.4%
Tier 1 leverage ratio	10.6%	10.1%

All of the capital ratios disclosed above for the Company and the Bank exceeded regulatory minimum capital requirements, and at December 31, 2010, the Bank was deemed to be “well capitalized,” which is the FDIC’s highest capital rating. Further information regarding actual and required capital ratios is provided in Note 18 of the Consolidated Financial Statements in Part II, Item 8 below.

In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of December 31, 2010, the Bank’s leverage ratio was 10.1%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

The Company also agreed with the Federal Reserve Bank that the Company would, among other things, support the Bank’s compliance with the Bank’s obligations to the FDIC and DFI by not receiving dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval of the Federal Reserve Bank. The Company further agreed that it would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

In February 2009, the Company received $10.5 million in proceeds from the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury under the Capital Purchase Program. From these proceeds, the Company invested $7 million in the Bank, paid off a $2.9 million note payable, and retained the remainder for operating cash.

The Company received cash dividends from the Bank totaling $0 and $50 thousand during the years ended December 31, 2010 and 2009, respectively. These dividends contributed to the Company’s ability to meet its operating needs, including interest costs related to loans, junior subordinated debt, and preferred stock dividends. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

The Company has the potential to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, as well as on our financial performance. There can be no assurance the Company will be able to raise additional capital if needed or on terms acceptable to us.

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first common stock cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent five years, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. The Company declared no dividends in 2010 or 2009, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury for any increase, during the three year period from February 13, 2009, in the payment of dividends by the Company that would exceed the last annual cash dividend of $0.20 per share. Prior consent of Treasury will also be required after February 13, 2012 until February 13, 2019 for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2010 and 2009, commitments to extend credit totaled $61.0 million and $63.5 million, respectively, and letters of credit totaled $1.6 million and $3.7 million, respectively.

The table below presents a summary of significant contractual obligations extending beyond one year as of December 31, 2010, and maturing as indicated. The table does not include interest payments.

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Deposits (1)	$286,858	$32,827	$26,552	$—	$346,237
Repurchase agreements	135	—	—	—	135
FHLB advancesa	2,712	863	18	178	3,771
Junior subordinated debentures	—	—	—	5,155	5,155
Operating lease obligations	529	1,099	1,154	2,737	5,519
Capital lease obligations	13	29	33	516	591
Salary continuation agreements (2)	215	61	240	796	1,312

(1)	Deposits with indeterminate maturities, such as demand, savings, NOW and money market accounts, are reflected as obligations due in less than one year.
(2)	Amounts represent total future potential payouts assuming all current participants become fully vested.

Liquidity

Liquidity is the term used to refer to the Bank’s ability to meet its cash requirements. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan payments received. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has had more to do with pricing than with availability. Federal Home Loan Bank borrowings, and unsecured overnight federal funds borrowings are referred to as alternative funding sources.

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

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per depositor to $250,000 per depositor. This increase in deposit insurance was made permanent by the Dodd-Frank Act in July 2010. The FDIC also implemented the Transaction Account Guarantee Program, which temporarily provides full FDIC insurance coverage for noninterest bearing transaction accounts. The TAGP is set to expire on December 31, 2012.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer’s large deposit is broken into amounts below $250,000 and is placed with other banks that are members of the network. A reciprocal member bank issues certificates of deposit in amounts that ensure that the entire deposit is FDIC insured.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At December 31, 2010, the Company had approximately $66 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

The Bank can also increase its amount of brokered deposits. However, if the Bank were to become less than “well capitalized” under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS® program, the Bank can purchase certificates of deposit through the program. Additionally, as a member of the CDARS® program, the Bank was eligible to purchase certificates of deposit of up to 5% of its total assets through the program. These sources provide significant secondary liquidity to the Bank to fulfill its customers’ needs.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc. and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington

March 29, 2011

NORTHWEST BANCORPORATION, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,812,519	$13,788,610
Interest bearing deposits in other institutions	13,155	28,539
Federal funds sold	5,015,022	4,301,665
Securities available for sale	69,730,275	24,808,372
Federal Home Loan Bank stock, at cost	1,261,000	1,261,000
Loans receivable, net of allowance for loan losses of $6,918,479 and $7,082,061, respectively	274,415,772	314,152,987
Loans held for sale	2,370,651	3,111,467
Premises and equipment, net	17,316,271	18,097,838
Accrued interest receivable	1,507,035	1,467,396
Foreclosed real estate and other repossessed assets	3,962,580	3,671,694
Bank owned life insurance	3,792,109	3,670,185
Other assets	4,378,231	5,342,095

TOTAL ASSETS	$394,574,620	$393,701,848

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$346,236,625	$337,776,665
Securities sold under agreements to repurchase	135,254	290,887
Accrued interest payable	463,894	658,041
Borrowed funds	9,517,593	18,930,928
Other liabilities	2,534,393	2,238,985

Total liabilities	358,887,759	359,895,506

SHAREHOLDERS’ EQUITY
Preferred stock—Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,130,616	10,012,413
Preferred stock—Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	566,259	579,462
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 3,076,848 and 2,380,793 shares	25,896,090	23,269,304
Accumulated deficit	(175,404)	(442,863)
Accumulated other comprehensive (loss) income	(730,700)	388,026

Total shareholders’ equity	35,686,861	33,806,342

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,574,620	$393,701,848

See accompanying notes.

NORTHWEST BANCORPORATION, INC AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009
Interest Income:
Loans, including fees	$19,293,914	$20,995,889
Investment securities:
U.S. government agency securities	738,337	575,308
U.S. treasury securities	—	5,188
Other securities	742,030	380,930
Federal funds sold and interest bearing deposits	28,218	17,065

Total interest income	20,802,499	21,974,380

Interest Expense:
Deposits	5,604,695	7,105,099
Borrowed funds and securities sold under agreements to repurchase	559,775	1,121,159

Total interest expense	6,164,470	8,226,258

Net interest income	14,638,029	13,748,122
Provision for loan losses	2,950,000	7,347,348

Net interest income after provision for loan losses	11,688,029	6,400,774

Noninterest Income:
Service charges on deposits	1,436,029	1,470,045
Gains from sale of loans, net	985,605	715,929
Gain on investment securities, net	375,222	6,083
Other income	1,235,191	991,009

Total noninterest income	4,032,047	3,183,066

Noninterest Expense:
Salaries and employee benefits	6,336,113	6,478,550
Occupancy and equipment	2,418,151	2,350,708
Advertising and promotion	325,476	332,493
Loss on foreclosed real estate and other property owned, net	1,498,732	801,534
Other operating expenses	3,976,209	3,945,560

Total noninterest expense	14,554,681	13,908,845

Net income (loss) before income taxes	1,165,395	(4,325,005)
Income tax expense (benefit)	220,686	(1,048,467)

NET INCOME (LOSS)	$944,709	$(3,276,538)

Preferred stock dividends and discount accretion, net	677,250	595,772

Net income (loss) applicable to common shares	$267,459	$(3,872,310)

Income (loss) per common share—basic	$0.10	$(1.63)

Income (loss) per common share—diluted	$0.10	$(1.63)

Weighted average common shares outstanding—basic	2,704,107	2,372,592

Weighted average common shares outstanding—diluted	2,739,685	2,372,592

See accompanying notes.

NORTHWEST BANCORPORATION, INC AND SUBSIDIARY

Consolidated Statements of Changes in

Shareholders’ Equity and Comprehensive Loss

	Preferred Stock	Common Stock		(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss
		Shares	Amount
Balance, December 31, 2008	$—	2,367,246	$23,211,024	$3,429,447	$278,727	$26,919,198
Net loss	—	—	—	(3,276,538)	—	(3,276,538)	$(3,276,538)
Stock issued to directors	—	5,200	22,204	—	—	22,204
Issuance of preferred stock series A	9,908,986	—	—	—	—	9,908,986
Issuance of preferred stock series B	591,014	—	—	—	—	591,014
Dividends on preferred stock	—	—	—	(503,897)	—	(503,897)
Accretion of preferred stock discount, net	91,875	—	—	(91,875)	—	—
Equity-based compensation expense, net	—	—	74,748	—	—	74,748
Tax effect of vested stock awards	—	8,347	(38,672)	—	—	(38,672)
Unrealized holding gain on securities transferred from held to maturity to available for sale, net of taxes	—	—	—	—	224,306	224,306	224,306
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(115,007)	(115,007)	(115,007)

Comprehensive loss							$(3,167,239)

Balance, December 31, 2009	10,591,875	2,380,793	23,269,304	(442,863)	388,026	33,806,342
Net income	—	—	—	944,709	—	944,709	$944,709
Stock issued to directors	—	4,900	21,756	—	—	21,756
Issuance of common stock, net of issuance costs of $162,218	—	686,805	2,585,002	—	—	2,585,002
Dividends on preferred stock	—	—	—	(572,250)	—	(572,250)
Accretion of preferred stock discount, net	105,000	—	—	(105,000)	—	—
Equity-based compensation expense, net	—	—	34,390	—	—	34,390
Tax effect of vested stock awards	—	4,350	(14,362)	—	—	(14,362)
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	—	(1,118,726)	(1,118,726)	(1,118,726)

Comprehensive loss							$(174,017)

Balance, December 31, 2010	$10,696,875	3,076,848	$25,896,090	$(175,404)	$(730,700)	$35,686,861

See accompanying notes.

NORTHWEST BANCORPORATION, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$944,709	$(3,276,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,164,492	1,031,438
Provision for loan losses	2,950,000	7,347,348
Provision for losses on foreclosed real estate and other property owned	1,660,500	655,000
Amortization of securities premiums and discounts, net	96,414	27,097
(Accretion) amortization of deferred loan fees	(89,912)	413,452
Increase in cash surrender value of bank owned life insurance	(121,924)	(125,663)
Realized gain on redemption of bank owned life insurance	—	(144,677)
Loss on disposal of fixed assets	12,157	16,090
Loss (gain) on sale of foreclosed real estate and other property owned, net	(161,768)	146,534
Gain on sale or call of securities, net	(375,222)	(6,083)
Origination of loans held for sale	(48,353,972)	(47,973,459)
Proceeds from sales of loans held for sale	50,080,393	46,710,022
Gain on sale of loans held for sale	(985,605)	(715,929)
(Increase) decrease in deferred income taxes/benefits	(3,351)	96,584
Equity-based compensation expense	34,390	74,748
Tax effect of equity-based compensation	19,731	38,672
Issuance of common stock under directors compensation plan	21,756	22,204
Change in assets and liabilities:
Accrued interest receivable	(39,638)	63,321
Other assets	1,273,798	(3,015,561)
Accrued interest payable	(194,147)	(179,063)
Other liabilities	(199,943)	448,360

Net cash provided by operating activities	7,732,858	1,653,897

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities, calls and principal payments	24,377,926	15,688,660
Proceeds from sales	6,528,670	—
Purchases	(77,183,479)	(12,002,400)
Securities held to maturity:
Proceeds from maturities and principal payments	—	100,000
Purchases	—	(2,216,254)
Proceeds from sale of equity investment	188,748	—
Purchases of FHLB stock	—	(155,400)
Purchases of premises and equipment	(595,507)	(2,551,064)
Proceeds from sale of premises and equipment	425	3,850
Proceeds from sale of foreclosed real estate and other repossessed assets	2,993,405	2,186,385
Proceeds from redemption of bank owned life insurance	—	291,254
Net decrease in loans	32,294,104	7,433,781

Net cash (used) provided by investing activities	(11,395,708)	8,778,812

See accompanying notes.

NORTHWEST BANCORPORATION, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$8,459,959	$21,722,304
Net decrease in securities sold under agreements to repurchase	(155,633)	(21,809,732)
Tax effect of equity-based compensation	(19,731)	(38,672)
Proceeds from issuance of preferred stock	—	10,500,000
Proceeds from issuance of common stock, net	2,585,002	—
Payment of cash dividends on preferred stock	(71,530)	(432,366)
Proceeds from issuance of borrowed funds	—	5,000,000
Repayment of borrowed funds	(9,413,335)	(15,204,326)
Net decrease in fed funds purchased	—	(3,465,000)

Net cash provided (used) by financing activities	1,384,732	(3,727,792)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,278,118)	6,704,917
Cash and cash equivalents, beginning of year	18,118,814	11,413,897

Cash and cash equivalents, end of year	$15,840,696	$18,118,814

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid during the year for:
Interest	$6,358,617	$8,405,321

Income taxes	$925,817	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Net change in unrealized gain on securities available for sale	$1,118,726	$115,007

Acquisition of real estate and other repossessed assets in settlement of loans	$4,681,951	$5,084,704

Foreclosed real estate financed in-house	$98,928	$127,590

Preferred stock dividend accrued but not paid	$500,720	$71,531

See accompanying notes.

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

Nature of business:

The Bank is a state-chartered commercial bank under the laws of the state of Washington, and provides banking services primarily in eastern Washington and northern Idaho. The Bank is subject to competition from other financial institutions, as well as nonfinancial intermediaries. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory agencies.

Segment reporting:

The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280, Segment Reporting, for reporting of selected information about operating segments.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and other property owned, deferred taxes, stock options, and fair value measurements.

Management believes that the allowance for loan losses is adequate. While management uses currently available information to recognize losses on loans, future changes to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Real estate acquired in connection with foreclosures or in satisfaction of a loan is recorded at the lower of the recorded investment in the loan prior to foreclosure or the fair market value of the property less expected selling costs. The Bank periodically reevaluates the value of the property and records a valuation allowance against the asset when it is determined to have decreased in value. Valuation allowances on foreclosed real estate are based on information related to the property received during the period, including updated appraisals of the underlying properties, or upon management’s authorization to reduce the selling price of a property.

Note 1—Summary of Significant Accounting Policies—(Continued)

The Company has recorded a valuation allowance against its deferred tax assets, net of deferred tax liabilities, because management believes it is more likely than not that, as of December 31, 2010, the net deferred tax assets will not be realized in future years in their entirety. If future taxable income is sufficient to realize the benefits of temporary deductible differences, the valuation allowance will be reversed.

Consistent with the provisions of ASC Topic 718, Stock Compensation, the Company recognizes expense for the grant-date fair value of stock options and restricted stock awards issued to employees over the employees’ requisite service persiod (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of each restricted stock award is estimated as of the grant date by calculating the average of the most recent trade prices of the Company’s stock. The management assumptions used at the time of grant impact the fair value of each stock-based award, and ultimately, the expense that will be recognized over the life of the award.

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs use quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption “cash and due from banks” and “interest bearing deposits,” which have an original maturity of three months or less. Cash and cash equivalents on deposit with other financial institutions periodically exceed the federal insurance limit. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2010 and 2009.

Other-Than-Temporary Impairment:

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be at maturity, and other factors. The evaluation includes a consideration of the risk

Note 1—Summary of Significant Accounting Policies—(Continued)

profile specific to each class of security; for example, the contractual terms of U.S. government agency securities do not permit the issuer to settle the securities at a price less than par. The Bank’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities.

For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated in accordance with the procedures described above.

Securities available for sale:

Securities available for sale are those securities not classified as securities held to maturity or trading securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date if it is probable that the security will be called.

Federal Home Loan Bank Stock:

Federal Home Loan Bank (“FHLB”) stock represents the Bank’s investment in the Federal Home Loan Bank of Seattle. FHLB stock is carried at par value, which reasonably approximates its fair value. Management periodically evaluates FHLB stock for other-than-temporary impairment. Due to ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based on an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, the FHLB system has a special public status (organized under the Federal Home Loan Bank Act of 1932), and because of the extraordinary support offered to it by the United States Department of Treasury (the “Treasury”) in a crisis (though not used), it can be considered an extension of the government. Based on the above, management has determined there is not an OTTI on the FHLB stock investment as of December 31, 2010.

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

Loans:

The Bank grants real estate mortgage, commercial and consumer loans to its customers. A substantial portion of the loan portfolio is represented by loans throughout eastern Washington and northern Idaho. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired since the Bank will not collect all of the principal and interest due in accordance with the terms of the original loan agreement.

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded when they are funded.

Purchased Loans:

The Bank occasionally purchases individual loans from other institutions. Purchased loans are recorded at their estimated fair value on the purchase date and are accounted for prospectively based on expected cash flows. No allowance for loan losses is recorded on purchased loans at the acquisition date. Expected future cash flows in excess of the fair value of loans at the purchase date (the “accretable yield”) are recorded as interest income over the life of the loans if the timing and amount of the future cash flows can be reasonably estimated. The non-accretable yield represents estimated losses in the portfolio and is equal to the difference between contractually required payments and the cash flows expected to be collected at acquisition. Subsequent to the purchase date, increases in cash flows for purchased loans over those expected at the purchase date that can be reasonably estimated are recognized as interest income prospectively. The present value of any decreases in expected cash flows after the purchase date is recognized by recording a charge-off through the allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Note 1—Summary of Significant Accounting Policies—(Continued)

Allowance for loan losses:

As loan losses are estimated to have occurred, the allowance for loan losses is established by recording a provision for loan losses against earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect borrowers’ abilities to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Foreclosed real estate and other repossessed assets:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of cost or fair value at the date of foreclosure, less costs to sell, which establishes a new carrying value. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less selling cost. An allowance for impairment losses is used for declines in estimated fair value.

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

Note 1—Summary of Significant Accounting Policies—(Continued)

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with FASB ASC 360-10-45, Impairment or Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. During 2009, one equity investment with a carrying value of $50,000 was considered impaired and the full value was written off. During 2010, a land investment with a carrying value of $743,586 was considered impaired and was written down by $200,000.

Stock-based compensation:

At December 31, 2010, the Company had in effect several stock-based employee compensation plans, including Directors, which are described more fully in Note 14. The Company applies the fair value recognition provision of FASB ASC 718, Stock Compensation, to its stock-based employee compensation.

Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings (loss) per share:

Earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potentially dilutive common shares that may be issued by the Company relate to stock options and unvested restricted stock for all periods presented. In accordance with FASB ASC 260, Earnings per Share, there is no dilutive effect when the Company reports a net loss.

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2010	2009
Net unrealized holding (losses) gains on available for sale securities	$(1,319,817)	$171,690
Reclassification adjustment for net gains realized in income	(375,222)	(6,083)

Net unrealized (losses) gains	(1,695,039)	165,607
Tax effect	576,313	(56,308)

NET OF TAX AMOUNT	$(1,118,726)	$109,299

Note 1—Summary of Significant Accounting Policies—(Continued)

Reclassifications:

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2010 and 2009 was $51,685 and $69,067, respectively.

Subsequent events:

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

New accounting pronouncements:

Accounting Standards Codification.    The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. On that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. Updates to the codification are issued as Accounting Standards Updates (“ASU”), with a reference to the original topic to which it pertains.

ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.    ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.    ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and

Note 1—Summary of Significant Accounting Policies—(Continued)

nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 20 – Fair Values.

ASU No. 2010-20, Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.    ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s consolidated financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s consolidated financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. See Note 4 – Loans Receivable and Allowance for Loan Losses.

Note 2—Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at December 31, 2010 and 2009. The amortized cost of securities and their approximate fair values at December 31, 2010 and 2009, were as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$30,786,951	$16,310	$(679,433)	$30,123,828
State and municipal securities	23,331,911	343,082	(675,487)	22,999,506
Corporate debt obligations	11,060,311	39,982	(302,297)	10,797,996
SBA participation certificates	3,242,484	135,357	—	3,377,841
Mortgage backed securities	2,146,264	46,833	(27,985)	2,165,112
Collateralized mortgage obligations	269,472	—	(3,480)	265,992

	$70,837,393	$581,564	$(1,688,682)	$69,730,275

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$8,101,673	$46,700	$(134,500)	$8,013,873
State and municipal securities	9,615,247	390,988	(27,816)	9,978,419
Corporate debt obligations	1,540,828	—	(21,475)	1,519,353
Mortgage backed securities	4,962,703	334,024	—	5,296,727

	$24,220,451	$771,712	$(183,791)	$24,808,372

Note 2—Investments in Securities—(Continued)

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$22,098,021	$679,433	$—	$—	$22,098,021	$679,433
State and municipal securities	13,313,056	624,859	877,853	50,628	14,190,909	675,487
Corporate debt obligations	9,223,504	302,297	—	—	9,223,504	302,297
Mortgage backed securities	1,727,907	27,985	—	—	1,727,907	27,985
Collateralized mortgage obligations	265,992	3,480	—	—	265,992	3,480

	$46,628,480	$1,638,054	$877,853	$50,628	$47,506,333	$1,688,682

	December 31, 2009
	Impaired Less Than 12 Months		Impaired 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$6,465,500	$134,500	$—	$—	$6,465,500	$134,500
State and municipal securities	905,111	27,816	—	—	905,111	27,816
Corporate debt obligations	1,020,648	20,180	498,705	1,295	1,519,353	21,475

	$8,391,259	$182,496	$498,705	$1,295	$8,889,964	$183,791

Management evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2010, represents an OTTI. The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity. At December 31, 2010, 112 securities had unrealized losses. At December 31, 2009, 16 securities had unrealized losses.

Note 2—Investments in Securities—(Continued)

Scheduled maturities of securities available for sale at December 31, 2010, are as follows:

	Amortized Cost	Fair Value
Due in one year or less	$677,165	$691,818
Due from one year to five years	11,710,501	11,755,680
Due from five to ten years	25,101,024	24,688,448
Due after ten years	31,202,439	30,429,217
Mortgage backed securities	2,146,264	2,165,112

	$70,837,393	$69,730,275

At December 31, 2010 and 2009, securities with an amortized cost of $11,244,935 and $16,404,081, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $11,002,463 and $17,081,651 at December 31, 2010 and 2009, respectively.

Eleven securities were sold during the year ended December 31, 2010, resulting in gross gains of $443,050 and gross losses of $61,252. There were no sales of securities during the year ended December 31, 2009.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the year ended December 31, 2010, one security was called prior to maturity, resulting in a loss of $6,576. During the year ended December 31, 2009, five securities were called prior to maturity, resulting in a net gain of $6,083.

During 2009, securities with a carrying value of $9,601,022 and a market value of $9,940,879 were transferred from held to maturity to available for sale. Upon transfer, the securities were written up to market value and the resulting gain was recognized as an increase to other comprehensive income of $224,306, and an increase to deferred tax liability of $115,551. Management transferred the securities to the available for sale category in order to achieve greater on-balance-sheet liquidity.

Note 3—Federal Home Loan Bank Stock

The Bank’s investment in Federal Home Loan Bank (FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2010, the Bank’s minimum required investment in FHLB stock was $294,900. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Note 4—Loans Receivable and Allowance for Loan Losses

Loans consisted of the following balances:

	December 31,
	2010	2009
Real estate:
Commercial	$150,373,567	$149,969,799
Construction and land development	40,145,092	72,076,230
Residential	35,060,621	33,227,162
Commercial and industrial	47,344,577	55,916,401
Consumer	9,026,540	10,687,992

	281,950,397	321,877,584
Allowance for loan losses	(6,918,479)	(7,082,061)
Net deferred loan fees	(616,146)	(642,536)

	$274,415,772	$314,152,987

Loans fall into the following fixed and variable components:

	December 31,
	2010	2009
Fixed rate loans	$99,023,464	$102,247,867
Variable rate loans	182,926,933	219,629,717

	$281,950,397	$321,877,584

Loan Origination/Risk Management:    The Bank has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional lending. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and typically incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type, but are concentrated to a large extent in the Bank’s primary market area, which is Spokane County, Washington and Kootenai County, Idaho. This concentration may increase the Bank’s exposure to adverse economic events that affect a single market or industry. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 46% of the outstanding principal balance of the Bank’s permanent commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank originates consumer loans utilizing an individualized underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

The Bank’s internal audit department performs an independent review to validate the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

Nonaccrual and Past Due Loans:

Nonaccrual loans, segregated by class of loans, were as follows:

	December 31,
	2010	2009
Real estate:
Commercial	$8,660,903	$3,190,855
Construction and land development	2,613,311	7,845,608
Residential	1,361,642	189,723
Commercial and industrial	21,345	434,260
Consumer	55,665	15,798

	$12,712,866	$11,676,244

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $571,093 in 2010 and $876,475 in 2009 would have been recognized.

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010, was as follows:

	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
Real estate:
Commercial	$1,334,425	$3,394,342	$4,728,767	$145,644,800	$150,373,567
Construction and land development	534,300	1,690,825	2,225,125	37,919,967	40,145,092
Residential	692,404	269,077	961,481	34,099,140	35,060,621
Commercial and industrial	—	21,345	21,345	47,323,232	47,344,577
Consumer	144,820	3,500	148,320	8,878,220	9,026,540

	$2,705,949	$5,379,089	$8,085,038	$273,865,359	$281,950,397

No loans over 90 days past due were still on accrual status as of December 31, 2010 and 2009.

Impaired Loans:    Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

Impaired loan balances are set forth in the following table:

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2010
Real estate:
Commercial	$22,585,792	$2,477,745	$19,664,444	$22,142,189	$2,392,700
Construction and land development	12,697,357	8,582,061	2,432,031	11,014,092	678,249
Residential	2,776,696	94,933	2,378,798	2,473,731	641,246
Commercial and industrial	1,584,592	717,473	706,952	1,424,425	415,577
Consumer	170,296	4,230	136,519	140,749	89,401

	$39,814,733	$11,876,442	$25,318,744	$37,195,186	$4,217,173

December 31, 2009
Real estate:
Commercial	$7,663,866	$3,751,422	$3,794,202	$7,545,624	$1,067,033
Construction and land development	19,704,812	11,971,871	5,569,713	17,541,584	544,404
Residential	498,468	206,792	226,184	432,976	158,983
Commercial and industrial	2,077,458	347,313	1,707,096	2,054,409	849,272
Consumer	80,971	35,646	45,325	80,971	6,861

	$30,025,575	$16,313,044	$11,342,520	$27,655,564	$2,626,553

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	2010		2009
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
Real estate:
Commercial	$16,200,774	$852,547	$6,490,502	$135,563
Construction and land development	13,204,537	409,197	11,577,692	82,476
Residential	2,343,829	113,613	1,116,381	8,279
Commercial and industrial	1,688,670	98,546	2,228,288	14,880
Consumer	75,891	4,875	64,472	—

	$33,513,701	$1,478,778	$21,477,335	$241,198

At December 31, 2010 and 2009, impaired loans of $397,011 and $202,185 were classified as accruing restructured loans. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The Bank is not committed to lend additional funds to debtors whose loans have been modified. For the years ended December 31, 2010 and 2009, interest income of approximately $25,305 and $96,214, respectively, was recognized in connection with restructured accruing loans.

Credit Quality Indicators:    As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the weighted average risk grade of the loan portfolio by class of loan and in total, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans (see details above) and (v) the general economic conditions in eastern Washington and northern Idaho, the Bank’s market area.

The Bank utilizes a risk grading matrix to assign a risk grade to each loan. Loans are graded on a scale of 1 to 10. The 10 risk rating categories can be generally described by the following groupings for non-homogeneous loans:

Pass/Watch—These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention—A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the institutions credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Such weaknesses include:

•

Performance is poor or significantly less than expected. There may be a temporary debt-servicing deficiency or inadequate working capital as evidenced by a cash cushion deficiency, but not to the extent that repayment is compromised. Material violation of financial covenants is common.

•	Loans with unresolved material issues that significantly cloud the debt service outlook, even though a debt servicing deficiency does not currently exist.

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

•

Modest underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt as structured. Depth of support for interest carry provided by owner/guarantors may mitigate and provide for improved rating.

•

This rating may be assigned if a correctable deficiency in the collateral position or administration of the loan is identified. When such a deficiency is evident, the risk rating draws additional attention to the loan until it is corrected and upgraded, or if not addressed in a reasonable time frame, downgraded to Substandard.

•

Unlike a Substandard credit, there should be a reasonable expectation that these temporary issues will be corrected within the normal course of business, rather than a liquidation of assets, and in a reasonable period of time.

Substandard—A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. Loans are classified as Substandard when they have unsatisfactory characteristics causing unacceptable levels of risk. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is a key distinction between Special Mention and Substandard. The following are examples of well-defined weaknesses:

•

Cash flow deficiencies or trends are of a magnitude to jeopardize current and future payments with no immediate relief identifiable. A loss is not presently expected, however the outlook is sufficiently uncertain to preclude ruling out the possibility.

•	Borrower has been unable to adjust to prolonged and unfavorable industry or economic trends.

•

Material underperformance or deviation from plan for real estate loans where absorption of rental/sales units is necessary to properly service the debt and risk is not mitigated by willingness and capacity of owner/guarantor to support interest payments.

•	Management character or honesty has become suspect. This includes instances where the borrower has become uncooperative.

•

Due to unprofitable or unsuccessful business operations, some form of restructuring of the business, including liquidation of assets, has become the primary source of loan repayment. Cash flow has deteriorated, or been diverted, to the point that sale of collateral is now the Bank’s primary source of repayment (unless this was the original source of repayment). If the collateral is under the Bank’s control and is cash or other liquid, highly marketable securities and properly margined, then a more appropriate rating might be Special Mention or Watch.

•	The borrower is bankrupt, or for any other reason, future repayment is dependent on court action.

•	There is material, uncorrectable faulty documentation or materially suspect financial information.

Doubtful/Loss—Loans classified as Doubtful have all the same weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the asset, classification as a loss (and immediate charge-off) is deferred until more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. In certain circumstances, a Doubtful rating will be temporary, while the Bank is awaiting an updated collateral valuation. In these cases,

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

once the collateral is valued and appropriate margin applied, the remaining uncollateralized portion will be charged-off. The remaining balance, properly margined, may then be upgraded to Substandard, but must remain on nonaccrual. A Loss rating is assigned to loans considered uncollectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged-off now, even though partial or full recovery may be possible in the future.

The following table summarizes our internal risk rating by loan class as of December 31, 2010 and December 31, 2009:

	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
December 31, 2010
Real estate:
Commercial	$113,338,751	$9,074,755	$27,960,061	$—	$150,373,567
Construction and land development	22,649,820	1,257,135	16,238,137	—	40,145,092
Residential	30,371,167	2,142,986	2,546,468	—	35,060,621
Commercial and industrial	38,716,271	7,220,920	1,407,386	—	47,344,577
Consumer	8,830,399	46,568	148,573	1,000	9,026,540

	$213,906,408	$19,742,364	$48,300,625	$1,000	$281,950,397

December 31, 2009
Real estate:
Commercial	$131,719,307	$9,227,549	$9,022,943	$—	$149,969,799
Construction and land development	44,824,951	3,659,444	23,591,835	—	72,076,230
Residential	30,183,144	2,124,790	919,228	—	33,227,162
Commercial and industrial	49,672,571	1,209,523	5,034,307	—	55,916,401
Consumer	10,489,342	124,523	74,127	—	10,687,992

	$266,889,315	$16,345,829	$38,642,440	$—	$321,877,584

In assessing the general economic conditions in the Bank’s primary market area, management monitors and tracks a number of local metrics which management believes provide a reliable indication of the direction of overall credit quality. These metrics include the following indicators: (i) absorption rates, (ii) new housing starts, (iii) unemployment, (iv) foreclosure rates, (v) median home prices, and (vi) commercial and apartment vacancy rates.

Allowance for Loan Losses:    The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including, among other things, the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of regulatory authorities toward loan classifications.

The Bank’s allowance for loan losses consists of two elements: (i) general valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted as necessary to reflect the impact of current economic conditions and other qualitative risk factors both internal and external to the Bank; and (ii) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the financial condition of the company; (iii) the quality of management; (iv) the underlying collateral, if any; (v) the strength of the guarantors; (vi) the structure of the loan; (vii) the quality, availability and timeliness of financial information; and (viii) the industry and economic environment in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has been classified as Substandard or worse, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Impairment is determined in accordance with ASC Topic 310, which specifies that a loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and interest, as scheduled in the loan agreement. Indicators of impairment include evidence the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flow, or business interruptions; loans that are secured with collateral that is no longer readily marketable or that is subject to deterioration in realizable value; loans to borrowers in industries that are currently experiencing economic instability; and other factors. If a loan is determined to be impaired, the balance is segregated from the pool of loans and a specific valuation allowance is established by measuring the impairment. Most loans are collateral dependent and as such, impairment is measured by comparing the loan balance with the current market value of the collateral, less selling and holding costs. A deficiency is recorded as a specific valuation allowance, and is included as a component of the allowance for loan losses.

General valuation allowances are calculated based on the historical loss experience of specific types of loans, plus general economic conditions and other qualitative internal and external risk factors. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

Added to the Bank’s historical loss experience are metrics of general economic conditions and other qualitative risk factors both internal and external to the Bank. The risk factors believed by management to be most relevant to the loan portfolio are: (i) current unemployment levels in our operating areas, as compared to normal levels of unemployment; (ii) the current level of past due and nonaccrual loans as compared to levels during years of low charge-offs; (iii) a consideration of the trend of median home prices and foreclosure rates as they relate to loan losses inherent in the current portfolio for one-to-four family construction and other construction and land loans; (iv) a consideration of the trend of new housing starts and absorption rates as they relate to losses inherent in our construction loan portfolio; (v) commercial and apartment vacancy rates and their relationship to losses inherent in our multi-family and other commercial real estate loan portfolio; and (vi) the change in the average risk rating of our portfolio, by loan type, as it relates to charge-off experience. Each component is used to calculate a risk factor, which is input into a “general reserve” matrix along with the historical loss rates discussed above. The total combined risk factor for each loan type is then applied to the loan balances that remain after impaired loans are segregated from the pool to determine an appropriate general valuation allowance. Management evaluates the change each one of these components has on the quality of the loan portfolio on a quarterly basis. In addition, management evaluates and documents intangible factors such as: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) the composition and concentrations of credit; and, (iv) the effectiveness of the internal loan review function. Loans identified as losses by management, internal loan review and/or bank examiners are charged-off.

Activity in the allowance for loan losses for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Balance, beginning of year	$7,082,061	$4,736,805
Provision for loan losses	2,950,000	7,347,348
Charge-offs	(3,223,263)	(5,185,414)
Recoveries	109,681	183,322

Balance, end of year	$6,918,479	$7,082,061

Note 4—Loans Receivable and Allowance for Loan Losses—(Continued)

The Bank’s recorded investment in loans as of December 31, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology was as follows:

	December 31, 2010
	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
Allowance:
Loans collectively evaluated for impairment	$386,408	$662,583	$440,213	$746,638	$257,865	$207,599	$2,701,306
Loans individually evaluated for impairment	2,392,700	678,249	641,246	415,577	89,401	—	4,217,173

	$2,779,108	$1,340,832	$1,081,459	$1,162,215	$347,266	$207,599	$6,918,479

Loans:
Loans collectively evaluated for impairment	$128,231,378	$29,130,999	$32,586,890	$45,920,152	$8,885,792		$244,755,211
Loans individually evaluated for impairment	22,142,189	11,014,093	2,473,731	1,424,425	140,748		37,195,186

	$150,373,567	$40,145,092	$35,060,621	$47,344,577	$9,026,540		$281,950,397

	December 31, 2009
	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
Allowance:
Loans collectively evaluated for impairment	$202,304	$1,216,537	$445,077	$1,810,933	$126,131	$654,526	$4,455,508
Loans individually evaluated for impairment	1,067,033	544,404	158,983	849,272	6,861	—	2,626,553

	$1,269,337	$1,760,941	$604,060	$2,660,205	$132,992	$654,526	$7,082,061

Loans:
Loans collectively evaluated for impairment	$142,424,176	$54,534,646	$32,794,185	$53,861,992	$10,607,021		$294,222,020
Loans individually evaluated for impairment	7,545,623	17,541,584	432,977	2,054,409	80,971		27,655,564

	$149,969,799	$72,076,230	$33,227,162	$55,916,401	$10,687,992		$321,877,584

Note 5—Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition at December 31, 2010 and 2009, were as follows:

	December 31,
	2010	2009
Premises	$11,680,418	$10,089,324
Furniture, fixtures and equipment	6,006,828	5,581,143
Leasehold improvements	1,185,391	1,246,575

	18,872,637	16,917,042
Less accumulated depreciation and amortization	(6,138,396)	(5,378,653)

	12,734,241	11,538,389
Land	4,575,437	4,775,437
Construction in progress	6,593	1,784,012

Premises and equipment, net	$17,316,271	$18,097,838

Depreciation and amortization expense was $1,164,492 and $1,031,438 for the years ended December 31, 2010 and 2009, respectively.

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2010:

Year ending December 31,
2011	$529,403
2012	542,806
2013	556,164
2014	569,951
2015	584,095
Thereafter	2,736,534

TOTAL MINIMUM PAYMENTS REQUIRED	$5,518,953

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2010 and 2009, were $520,175 and $575,924, respectively.

Note 5—Premises and Equipment—(Continued)

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2011	$54,000
2012	54,000
2013	54,000
2014	54,000
2015	54,000
Thereafter	835,417

1,105,417
Less amount representing interest	513,978

PRESENT VALUE OF LEASE PAYMENTS	$591,439

The Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the INB Performing Arts Center in Spokane. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

Note 6—Foreclosed Real Estate and Other Repossessed Assets

The following table presents the changes in foreclosed real estate and other repossessed assets, net of the valuation allowance, for the years ended December 31, 2010 and 2009:

	2010	2009
Balance, beginning of year	$3,671,694	$1,702,499
Transfers in from loans	4,681,951	5,084,704
Dispositions of property	(2,930,565)	(2,460,509)
Provision charged to income	(1,460,500)	(655,000)

Balance, end of year	$3,962,580	$3,671,694

Foreclosed and repossessed assets are carried at the lower of the recorded investment in the loan (prior to foreclosure or repossession) or the fair market value of the property less expected selling costs. The Bank recognized a valuation allowance of $1,460,500 and $655,000 on its foreclosed real estate as of December 31, 2010 and 2009, respectively. An additional $200,000 valuation allowance was recognized on other property owned by the Company as of December 31, 2010. Valuation allowances on foreclosed and repossessed assets are based on updated appraisals of the underlying collateral as received during the period or management’s authorization to reduce the selling price of a property during the period.

Note 7—Deposits

Major classifications of deposits at December 31, 2010 and 2009, were as follows:

	2010	2009
Noninterest bearing demand deposits	$69,144,964	$63,849,935
Money market	39,147,764	23,004,635
NOW accounts	57,877,666	35,507,035
Savings deposits	47,142,025	42,321,407
Time deposits, $100,000 and over	72,170,372	75,982,651
Other time deposits	60,753,834	97,111,002

	$346,236,625	$337,776,665

Maturities for time deposits at December 31, 2010, are summarized as follows:

Maturing one year or less	$73,545,128
Maturing one to five years	59,379,078
Maturing five to ten years	—

$132,924,206

Overdraft deposit accounts with balances of $111,049 and $152,096 at December 31, 2010 and 2009, respectively, were reclassified as loans receivable.

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance has been permanently increased from $100,000 to $250,000 per depositor, and unlimited deposit insurance on noninterest bearing transaction accounts has been extended through December 31, 2012.

Note 8—Borrowed Funds

Borrowed funds consist of the following at December 31:

	2010	2009
Federal Home Loan Bank advances	$3,771,154	$13,176,726
Junior subordinated debentures	5,155,000	5,155,000
Capital lease obligation (see Note 5)	591,439	599,202

	$9,517,593	$18,930,928

FHLB advances are secured by a blanket pledge on Bank assets and specifically by loans with a carrying value of $121,213,626 at December 31, 2010.

Note 8—Borrowed Funds—(Continued)

Scheduled maturities and weighted average interest rates of FHLB advances at December 31, 2010, are as follows:

	Amount	Weighted Average Interest Rate
2011	$2,712,089	2.86%
2012	603,560	4.61%
2013	260,022	4.55%
2014	8,560	6.29%
2015	9,078	6.28%
Thereafter	177,845	6.24%

	$3,771,154

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter repricing quarterly at three-month LIBOR plus 1.70%, which was 2.00% at December 31, 2010. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a redemption price of $1,000 per capital security. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to FASB ASC 810, Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, and junior subordinated debentures are reported within the liabilities section of the consolidated statements of financial condition.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the Treasury’s Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (the “Capital Purchase Program”). In addition, the Company will be restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes.

Note 8—Borrowed Funds—(Continued)

The Bank has operating lines of credit with various correspondent banks. All of these lines are unsecured except the FHLB line which is secured by a blanket pledge on Bank assets and specifically by loans as described above. Advances on the FHLB line may require additional purchases of FHLB stock. Line amounts and outstanding balances are detailed as follows:

	December 31, 2010		December 31, 2009
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$65,967,635	$—	$53,752,689	$—
Pacific Coast Bankers Bank	10,000,000	—	10,000,000	—
Zions Bank	5,000,000	—	5,000,000	—

	$80,967,635	$—	$68,752,689	$—

Note 9—Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction and generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. For the years ended December 31, 2010 and 2009, securities sold under agreements to repurchase averaged $264,797 and $2,769,386; the high balance during each year was $1,626,109 and $24,051,174, respectively. The Bank did not pay interest on these balances during 2010. During 2009, the average rate paid was 0.25%.

Note 10—Commitments and Contingencies

The Bank is a party to various claims and lawsuits that are brought by and against the Bank and Company in the ordinary course of business, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of the Company.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2010 and 2009, commitments under standby letters of credit were $1,634,148 and $3,716,156, respectively, and firm loan commitments were $61,002,610 and $63,499,480, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank has established a reserve for these unfunded commitments totaling $175,000 at December 31, 2010 and 2009, which is included in other liabilities in the consolidated statements of financial condition. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

Note 11—Concentrations of Credit Risk—(Continued)

The Bank places its cash with high credit quality financial institutions. The amount on deposit fluctuates, and at times exceeds the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk. The Bank evaluates the credit quality and liquidity of these financial institutions to mitigate its credit risk.

Note 12—Income Taxes

The components of income tax expense (benefit) are as follows:

	2010	2009
Current tax expense (benefit)	$197,291	$(1,146,051)
Deferred tax expense (benefit)	23,395	(644,416)
Increase in deferred tax valuation allowance	—	742,000

INCOME TAX EXPENSE (BENEFIT)	$220,686	$(1,048,467)

The effective tax rate differs from the statutory federal tax rate for the years presented as follows:

	2010	2009
Federal income tax at statutory rate	$395,714	$(1,470,502)
Effect of tax-exempt interest income	(219,588)	(251,523)
Effect of nondeductible interest expense	16,061	19,679
Effect of other nondeductible expenses	13,257	13,755
Effect of state income taxes	14,075	(34,629)
Increase in deferred tax valuation allowance	—	742,000
Other	1,167	(67,247)

INCOME TAX EXPENSE (BENEFIT)	$220,686	$(1,048,467)

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,799,164	$1,921,421
Net unrealized loss on securities available for sale	376,421	—
Deferred compensation	225,036	196,921
Stock options	48,273	56,311
Goodwill amortization	21,126	25,625
Nonaccrual loan interest	134,637	139,854
Writedown of other real estate owned	404,430	222,700
Other	77,415	70,094

Gross deferred tax assets	3,086,502	2,632,926
Valuation allowance	(742,000)	(742,000)

Net deferred tax assets	2,344,502	1,890,926
Deferred tax liabilities:
Fixed asset basis differentials	1,163,716	1,052,104
Federal Home Loan Bank stock	92,375	92,375
Deferred loan fees and costs	131,631	155,684
Prepaid expenses	85,802	99,557
Net unrealized gain on securities available for sale	—	199,895

Net deferred tax liabilities	1,473,524	1,599,615

NET DEFERRED TAX ASSET	$870,978	$291,311

Note 12—Income Taxes—(Continued)

At December 31, 2010, an income tax receivable of $696,195 and a net deferred tax asset of $870,978 were included in other assets on the consolidated statements of financial condition. At December 31, 2009, an income tax receivable of $1,030,654 and a net deferred tax asset of $291,311 were included in other assets on the consolidated statements of financial condition.

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

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company had no unrecognized tax benefits at December 31, 2010 or 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010 and 2009 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

The Company has net operating loss carry forwards for State of Idaho income tax in the amount of $320,549 which will expire in 2029.

Note 13—Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 3% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $133,465 and $134,881 for the years ended December 31, 2010 and 2009, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $12,764 and $11,711 for the years ended December 31, 2010 and 2009, respectively. Liabilities associated with the plan were $221,854 and $213,608 for December 31, 2010 and 2009, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2010 and 2009, the cash value of these policies was $3,792,109 and $3,670,185, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $95,416 and $122,785 for the years ended December 31, 2010 and 2009, respectively. Liabilities associated with these plans were $445,603 and $392,756 for December 31, 2010 and 2009, respectively.

Note 14—Stock-Based Compensation

On May 15, 2006, shareholders approved the Inland Northwest Bank 2006 Share Incentive Plan and the issuance of shares of common stock of the Company pursuant to the Plan. This Plan is an amendment and restatement of the Inland Northwest Bank Nonqualified Stock Option Plan originally effective July 21, 1992, as revised December 21, 1993, December 21, 1999 and April 16, 2002. The Plan allows the Board of Directors of Inland Northwest Bank to grant stock options and restricted stock awards to key employees of the Bank. At a meeting of the Board of Directors in July 2006, the Directors delegated the administration of the Plan to the Compensation Committee.

The decision as to whether to grant restricted stock awards or options for purposes of employee recruitment, retention or reward is at the discretion of the Compensation Committee. The maximum number of stock options and restricted stock awards that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At December 31, 2010, there were 200,390 shares and/or options available for grant to employees.

Restricted stock awards cliff-vest after either a three-year or five-year period depending on the individual grant with the exception of awards issued in 2009 and 2010 to two executive officers, which cliff-vest in five years or upon the redemption of the Company’s outstanding preferred stock, whichever is later. The fair value of these awards is recognized ratably over the vesting period as compensation expense.

Restricted stock-award activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2008	14,973	$15.84
Granted	17,000	4.10
Vested	(8,347)	17.13
Forfeited	(2,275)	15.94

Outstanding at December 31, 2009	21,351	5.98

Granted	42,750	3.55
Vested	(4,350)	13.34
Forfeited	—	—

Outstanding at December 31, 2010	59,751	3.71

Stock options vest over a five-year period and expire ten years from the date of grant. The fair value of these awards is recognized ratably over the vesting period as compensation expense. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions: the risk-free rate is based on the Treasury yield curve in effect at the time of grant; the expected life of options granted represents the period of time that options granted are expected to be outstanding; expected volatilities are based on historical volatility of the Company’s stock; the forfeiture rate is expected to continue to be nominal; and the estimated dividend yield reflects the Company’s expected future dividend rate. No options were granted during the years ended December 31, 2010 and 2009.

Note 14—Stock-Based Compensation—(Continued)

Stock option activity is summarized in the following table:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	87,003	$9.67	112,364	$10.06
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(20,262)	$7.11	—	$—
Forfeited	(3,859)	$16.52	(25,361)	$11.39

Outstanding options, end of year	62,882	$10.08	87,003	$9.67

Options exercisable at year end	60,042	$9.74	81,199	$9.15

Options outstanding at December 31, 2010 were as follows:

	Options outstanding				Exercisable options
	Number Outstanding at Year End	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value of Stock Options *	Number Exercisable Year End	Weighted Average Exercise Price	Intrinsic Value of Stock Options*
Range of exercise prices:
$7.00 through $10.00	32,711	1.11	$7.64	$—	32,711	$7.64	$—
$10.01 through $14.00	23,071	3.39	$11.36	$—	23,071	$11.36	$—
$14.01 through $19.00	7,100	6.31	$17.12	$—	4,260	$17.12	$—

	62,882	2.54	$10.08	$—	60,042	$9.74	$—

*	Note: Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2010 and 2009, no cash proceeds were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Restricted Stock	Total Awards
2011	$7,319	$44,652	$51,971
2012	2,298	44,774	47,072
2013	—	44,652	44,652
2014	—	43,998	43,998
2015	—	26,908	26,908

	$9,617	$204,984	$214,601

Note 15—Common and Preferred Stock

Common Stock:

No cash dividends or stock dividends on common stock were declared during the years ended 2010 and 2009. During 2010 and 2009, the Board of Directors voted to issue 4,900 shares and 5,200 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

On July 15, 2010, the Company concluded an offering of its common stock to current shareholders, raising $2,747,220 in exchange for 686,805 shares. Net proceeds to the Company, after expenses, were $2,585,002.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (i) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (ii) a warrant (the “Warrant”) to purchase 525.00525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10,500,000. The Treasury immediately exercised the warrant.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock pays a cumulative dividend of 9% per year. The Series A Preferred Stock and the Series B Preferred Stock (together, the “Preferred Stock”) may not be redeemed by the Company during the first three years following the investment by the Treasury, except with the proceeds from a “Qualified Equity Offering” (as defined in the Company’s Articles of Amendment). After three years, the Company may, at its option, redeem the Preferred Stock at the issue price, plus accrued and unpaid dividends. The Preferred Stock is generally non-voting and qualifies as Tier 1 capital.

As a result of the Company’s participation in the Capital Purchase Program, the Company is restricted from paying any dividend on its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock. During the three year period from February 13, 2009, payment of dividends on common stock by the Company may not exceed the last annual cash dividend of $0.20 per share. Prior consent of the Treasury will be required after February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. After February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Preferred Stock to third parties.

During the years ended December 31, 2010 and 2009, the Company declared preferred stock dividends totaling $572,250 and $503,897. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of December 31, 2010, accrued and unpaid dividends totaled $500,719. As of December 31, 2009, accrued and unpaid dividends totaled $71,531 and no dividend payments on the preferred stock were in arrears.

Note 16—Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Loan balances with related parties at December 31, 2010 and 2009, were as follows:

	2010	2009
Balance, beginning of year	$300,231	$326,586
Advances	56,436	66,459
Payments	(176,906)	(92,814)

Balance, end of year	$179,761	$300,231

Aggregate deposit balances with related parties at December 31, 2010 and 2009, were $1,710,160 and $1,645,199, respectively. All related party loans and deposits have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17—Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $14,370,315 at December 31, 2010. Accordingly, $24,848,460 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2010.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During 2010, the Bank agreed with the FDIC to obtain a nonobjection from the FDIC and the Washington State Department of Financial Institutions (the “DFI”) before paying any cash dividends or any other form of payment or distribution representing a reduction of bank capital.

Note 18—Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table.

Note 18—Regulatory Capital Requirements—(Continued)

As of December 31, 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2010 and 2009, capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2010
Total capital (to risk-weighted assets):
Northwest Bancorporation	$45,524,000	14.03%	$25,962,480	≥	8%	NA		NA
Inland Northwest Bank	43,994,000	13.61%	25,861,520	≥	8%	$32,326,900	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	41,430,000	12.77%	12,981,240	≥	4%	NA		NA
Inland Northwest Bank	39,949,000	12.36%	12,930,760	≥	4%	19,396,140	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	41,430,000	10.56%	15,686,080	≥	4%	NA		NA
Inland Northwest Bank	39,949,000	10.09%	15,844,360	≥	4%	19,805,450	≥	5%

December 31, 2009
Total capital (to risk-weighted assets):
Northwest Bancorporation	$42,840,000	12.20%	$28,082,400	≥	8%	NA		NA
Inland Northwest Bank	41,784,000	11.94%	27,996,800	≥	8%	$34,996,000	≥	10%
Tier 1 capital (to risk-weighted assets):
Northwest Bancorporation	38,417,000	10.94%	14,041,200	≥	4%	NA		NA
Inland Northwest Bank	37,374,000	10.68%	13,998,400	≥	4%	20,997,600	≥	6%
Tier 1 capital (to average assets):
Northwest Bancorporation	38,417,000	9.76%	15,742,360	≥	4%	NA		NA
Inland Northwest Bank	37,374,000	9.46%	15,809,960	≥	4%	19,762,450	≥	5%

In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of December 31, 2010, the Bank’s leverage ratio was 10.09%.

Note 19—Earnings (Loss) Per Share

Earnings (loss) per share and the calculated effect of dilutive securities on loss per share is as follows for the year ended December 31:

	2010	2009
Numerator:
Net income (loss) applicable to common shares	$267,459	$(3,872,310)

Denominator:
Weighted average shares outstanding	2,704,107	2,372,592
Dilutive effect of stock based compensation	35,578	—

Total	2,739,685	2,372,592

Basic earnings (loss) per common share	$0.10	$(1.63)
Diluted earnings (loss) per common share	$0.10	$(1.63)

For the year ended December 31, 2010, the number of anti-dilutive shares was 94,091. For the year ended December 31, 2009, the Company recorded a net loss for the year, and all potentially dilutive securities were anti-dilutive.

The Company’s stock (stock symbol: NBCT) is quoted on various Internet listing services, including the OTC Markets (www.otcmarkets.com) where a list of market makers is also detailed. The average market price per share used in the determination of the dilutive effect of stock options was the average price of daily closing market values throughout the year.

Note 20—Fair Values

The following table presents estimated fair values of the Bank’s financial instruments as of December 31, 2010 and 2009, whether or not recognized or recorded at fair value in the consolidated statements of financial condition:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks/interest bearing deposits	$10,825,674	$10,825,674	$13,817,149	13,817,149
Federal funds sold	5,015,022	5,015,022	4,301,665	4,301,665
Securities available for sale	69,730,275	69,730,275	24,808,372	24,808,372
Federal Home Loan Bank stock	1,261,000	1,261,000	1,261,000	1,261,000
Loans receivable, net	274,415,772	280,074,909	314,152,987	322,147,634
Loans held for sale	2,370,651	2,370,651	3,111,467	3,111,467
Bank owned life insurance	3,792,109	3,792,109	3,670,185	3,670,185
Financial Liabilities:
Deposits	346,236,625	347,503,840	337,776,665	339,543,687
Securities sold under agreements to repurchase	135,254	135,254	290,887	290,887
Borrowed funds	9,517,593	7,010,260	18,930,928	19,029,395

Note 20—Fair Values—(Continued)

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2010 and 2009:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency securities	$30,123,828	$—	$30,123,828	$—
State and municipal securities	22,999,506	—	22,999,506	—
Corporate debt obligations	10,797,996	—	10,797,996	—
SBA participation certificates	3,377,841	—	3,377,841	—
Mortgage backed securities	2,165,112	—	2,165,112	—
Collateralized mortgage obligations	265,992	—	265,992	—

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency securities	$8,013,873	$—	$8,013,873	$—
State and municipal securities	9,978,419	—	9,978,419	—
Corporate debt obligations	1,519,353	—	1,519,353	—
Mortgage backed securities	5,296,727	—	5,296,727	—

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

Note 20—Fair Values—(Continued)

Borrowed funds:    The fair value of the Bank’s term debt and junior subordinated debentures is estimated using the discounted value of contractual cash flow using the Bank’s current incremental borrowing rate for similar types of borrowing arrangements. The junior subordinated debentures detailed in Note 8 carried a fixed rate of interest of 5.95% through June 30, 2010. Subsequent to that date, the rate of interest is reset quarterly, equal to three-month LIBOR plus 1.70%. The fair value of the debentures represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants.

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

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2010 and 2009, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company had no assets valued using a Level 3 input on a recurring basis during the years ended December 31, 2010 and 2009.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the years ended December 31, 2010 or 2009.

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

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Loans	21,101,571	—	—	21,101,571
Foreclosed real estate and other repossessed assets	2,126,179	—	—	2,126,179

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Loans	8,715,967	—	—	8,715,967
Foreclosed real estate and other repossessed assets	3,671,694	—	—	3,671,694

Note 20—Fair Values—(Continued)

The following table presents the (gains) and losses resulting from nonrecurring fair value adjustments for the years ended December 31:

	December 31,
	2010	2009
Loans	3,031,636	3,069,698
Foreclosed real estate and other repossessed assets	1,298,732	801,534

Loans:    The loan amount above represents impaired, collateral dependent loans held by the Bank at the balance sheet date that have been adjusted to fair value. When collateral dependent loans are identified as impaired, the impairment is measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using independent appraisals. The fair value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases an appraisal is obtained for equipment and inventory. Appraised and reported values are discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. The loss represents charge-offs or impairments on collateral dependent loans for adjustments made based on the fair value of the collateral.

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

Condensed Statements of Condition:

($ in thousands)	December 31,
	2010	2009
ASSETS
Cash	$913	$58
Investment in trust equities	155	155
Investment in subsidiaries	39,219	37,762
Deferred tax asset	42	26
Other equity securities	—	250
Premises and equipment, net	730	945
Other assets	697	1,023

TOTAL ASSETS	$41,756	$40,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Due to subsidiary	270	1,186
Interest and dividends payable	644	72
Shareholders’ equity	35,687	33,806

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,756	$40,219

Condensed Statements of Operations:

($ in thousands)	Year Ended December 31,
	2010	2009
Interest Income:
Interest bearing deposits	$14	$18
Other Income (Expense):
Equity in undistributed income (loss) of consolidated subsidiaries	1,425	(2,813)
Interest expense	(220)	(345)
Other expenses	(522)	(375)

	683	(3,533)

Net income (loss) before income taxes	697	(3,515)
Income tax benefit	(248)	(238)

NET INCOME (LOSS)	$945	$(3,277)

Preferred stock dividends and discount accretion, net	678	595

Net income (loss) applicable to common shares	$267	$(3,872)

Note 21—Parent Company-Only Financial Information—(Continued)

Condensed Statements of Cash Flows:

($ in thousands)	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$945	$(3,277)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed (income) loss of consolidated subsidiaries	(1,425)	2,813
Depreciation	14	14
Impairment loss on property owned	200	—
Loss on sale of investment security	61	—
Change in deferred taxes	(35)	—
Tax effect of equity-based compensation	19	39
Decrease (increase) in other assets	326	(73)
(Decrease) increase in other liabilities	(783)	397

Net cash used by operating activities	(678)	(87)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(1,150)	(6,950)
Proceeds from sale of investment security	189	—

Net cash used by investing activities	(961)	(6,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	—	10,500
Proceeds from issuance of common stock	2,585	—
Repayment of borrowed funds	—	(2,891)
Tax effect of equity-based compensation	(19)	(39)
Cash dividend paid on preferred stock	(72)	(504)

Net cash provided by financing activities	2,494	7,066

NET CHANGE IN CASH	855	29
Cash, beginning of year	58	29

Cash, end of year	$913	$58

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$77	$345

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of December 31, 2010, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Information required by this item is set forth in the Company’s Proxy Statement for its 2011 annual meeting of shareholders, under the headings “Proposal 1. Election of Three Directors of the Company for Terms Ending in the Year 2014,” “Board of Directors of Northwest Bancorporation, Inc.,” “Information Concerning the Board of Directors and its Committees,” “Corporate Governance” and “Executive Officers” and is incorporated in this Item 10 by reference.

Compliance with Section 16(a)

Information regarding compliance with Section 16(a) of the Exchange Act of 1934, by certain affiliates of the Company, is set forth in the Company’s Proxy Statement for its 2011 annual meeting of shareholders, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Item 10 by reference.

Code of Ethics

Information regarding the Company’s code of ethics is set forth in the Company’s Proxy Statement for its 2011 annual meeting of shareholders, under the heading “Corporate Governance – Code of Ethics” and is incorporated in this Item 10 by reference.

Audit Committee and Audit Committee Financial Expert

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2011 annual meeting of shareholders, under the headings “Information Concerning the Board of Directors and its Committees—Committees of the Board—Audit Committee” and “Audit Committee Report” is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the headings “Executive Officers,” “Executive Compensation” and “Compensation Committee Report” in the Company’s 2011 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the headings “Transactions with Management and Others” and “Corporate Governance—Director Independence” in the Company’s 2011 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services.

The information with respect to principal accounting fees and services required by this Item 14 is included under the headings “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval of Audit and Non-Audit Services” in the Company’s 2011 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	All financial statements are included in Item 8 of this report.

(a)(2)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

(a)(3)	Exhibits. A list of the Company’s exhibits follows:

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.
4.1	Reference is made to exhibits 3.1 and 3.2.
4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009 and incorporated herein by reference.
4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on February 13, 2009 and incorporated by reference herein.
10.1	Letter Agreement, dated February 13, 2009, between the Company and the United States Department of the Treasury. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 13, 2009, and incorporated by reference herein.
10.2	Lease Agreement for the Company’s Main Branch dated March 3, 2010, by and between the Company and Diamond Plaza, LLC. Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 11, 2009 and incorporated by reference herein.
10.3	Unfunded Supplemental Executive Retirement Plan for F.M. Schunter. Filed in paper format as an Exhibit to the Company’s Form 1-A Offering Statement under Regulation A (Registration No. 24-3714) and incorporated herein by reference.
10.4	Unfunded Supplemental Executive Retirement Plan, dated August 29, 2008, for Randall L. Fewel. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 4, 2008 and incorporated by reference herein.
10.5	Non-Qualified Stock Option Plan, as amended April 16, 2002. Filed as Exhibit 10.5 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.6	Inland Northwest Bank 2006 Share Incentive Plan. Filed as Appendix B to the Company’s Form DEF 14A filed with the SEC on April 11, 2006 and incorporated herein by reference.
10.7	Randall L. Fewel Employment Agreement dated January 8, 2003. Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.8	Holly A. Austin (“Poquette”) Employment Agreement dated January 8, 2003. Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.
10.9	Scott W. Southwick Employment Agreement dated June 11, 2007. Filed as an Exhibit 10.2.9 to the Company’s Form 10-Q on August 10, 2007 and incorporated herein by reference.
31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.
32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.
32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.
99.1	Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.
99.2	Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

Date: March 29, 2011	/S/ RANDALL L. FEWEL
Randall L. Fewel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RANDALL L. FEWEL Randall L. Fewel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2011

/S/ HOLLY A. POQUETTE Holly A. Poquette	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2011

/S/ LISA A. SANBORN Lisa A. Sanborn	Vice President and Controller (Principal Accounting Officer)	March 29, 2011

/S/ ANTHONY D. BONANZINO Anthony D. Bonanzino	Chairman of the Board	March 29, 2011

/S/ FREEMAN B. DUNCAN Freeman B. Duncan	Vice Chairman of the Board	March 29, 2011

/S/ DWIGHT B. ADEN, JR. Dwight B. Aden, Jr.	Director	March 29, 2011

/S/ KATIE BRODIE Katie Brodie	Director	March 29, 2011

/S/ HARLAN D. DOUGLASS Harlan D. Douglass	Director	March 29, 2011

/S/ DONALD A. ELLINGSEN Donald A. Ellingsen	Director	March 29, 2011

/S/ CLARK H. GEMMILL Clark H. Gemmill	Director	March 29, 2011

/S/ BRYAN S. NORBY Bryan S. Norby	Director	March 29, 2011

/S/ FREDERICK M. SCHUNTER Frederick M. Schunter	Director	March 29, 2011

/S/ WILLIAM E. SHELBY William E. Shelby	Director	March 29, 2011

/S/ JENNIFER P. WEST Jennifer P. West	Director	March 29, 2011