Form 10-Q
period 2011-03-31
NORTHWEST BANCORPORATION INC
filed 2011-05-11
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

421 West Riverside, Spokane, WA 99201-0403

(Address of principal executive offices) (Zip Code)

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

The Registrant has a single class of common stock, of which there were 3,081,748 shares issued and outstanding as of May 6, 2011.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month period ended March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

(dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$12,513	$10,813
Interest bearing deposits	14	13
Federal funds sold	3,729	5,015

Total cash and cash equivalents	16,256	15,841
Securities available for sale, at fair value	69,861	69,730
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $6,171 and $6,918	275,846	274,416
Loans held for sale	446	2,371
Premises and equipment, net	17,093	17,316
Accrued interest receivable	1,823	1,507
Foreclosed real estate	3,972	3,963
Bank owned life insurance	3,822	3,792
Other assets	3,784	4,378

TOTAL ASSETS	$394,164	$394,575

LIABILITIES
Deposits	$346,123	$346,237
Securities sold under agreements to repurchase	—	135
Accrued interest payable	443	464
Borrowed funds	8,161	9,518
Other liabilities	2,937	2,534

Total liabilities	357,664	358,888

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,160	10,131
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	563	566
Common stock, no par value, 5,000,000 shares authorized; 3,076,848 shares issued and outstanding	25,909	25,896
Retained earnings (accumulated deficit)	255	(175)
Accumulated other comprehensive loss, net of tax effect of $200 and $376	(387)	(731)
Total shareholders’ equity	36,500	35,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,164	$394,575

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$4,670	$5,074
Investment securities	593	327
Federal funds sold and interest bearing deposits	3	7

Total interest income	5,266	5,408

Interest expense:
Deposits	1,096	1,564
Borrowed funds	70	196

Total interest expense	1,166	1,760

Net interest income	4,100	3,648

Provision for loan losses	831	500

Net interest income after provision for loan losses	3,269	3,148

Noninterest income:
Service charges on deposits	352	307
Gain from sale of loans, net	143	164
Other noninterest income	315	445

Total noninterest income	810	916

Noninterest expense:
Salaries and employee benefits	1,673	1,565
Occupancy and equipment	329	311
Depreciation and amortization	302	276
Advertising and promotion	70	67
(Gain) loss on foreclosed real estate, net	(29)	79
FDIC assessments	204	203
Other noninterest expenses	730	715

Total noninterest expense	3,279	3,216

Income before income taxes	800	848
Income tax expense	200	262

Net income	$600	$586

Preferred stock dividends and discount accretion, net	170	169

Net income applicable to common shares	$430	$417

Earnings per common share - basic	$0.14	$0.17
Earnings per common share - diluted	$0.14	$0.17
Weighted average shares outstanding - basic	3,076,848	2,392,832
Weighted average shares outstanding - diluted	3,087,463	2,392,832

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

(unaudited)

(dollars in thousands)

				(Accumulated	Accumulated
				Deficit)	Other
		Preferred	Common	Retained	Comprehensive	Comprehensive
	Total	Stock	Stock	Earnings	Income (Loss)	Income (Loss)
Balance December 31, 2009	$33,806	$10,592	$23,269	($443)	$388
Net income	945			945		$945
Stock issued to directors	22		22
Issuance of common stock, net of issuance costs of $162	2,585		2,585
Dividends on preferred stock	(572)			(572)
Accretion of preferred stock discount, net	0	105		(105)
Equity-based compensation expense, net	34		34
Tax effect of vested stock awards	(14)		(14)
Change in unrealized gain on securities available for sale, net of taxes	(1,119)				(1,119)	(1,119)

Comprehensive loss						($174)

Balance December 31, 2010	35,687	10,697	25,896	(175)	(731)
Net income	600			600		600
Dividends on preferred stock	(144)			(144)
Accretion of preferred stock discount, net	—	26		(26)
Equity-based compensation expense, net	13		13
Change in unrealized loss on securities available for sale, net of taxes	344				344	344

Comprehensive income						$944

Balance, March 31, 2011	$36,500	$10,723	$25,909	$255	($387)

Disclosure of 2011 reclassification amount:
Net change in unrealized holding losses on available for sale securities	$520
Reclassification adjustment for net gains realized in income	—

Net change in unrealized losses	520
Tax effect	(176)

Net of tax amount	$344

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

(dollars in thousands)

	Three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600	$586
Adjustments to reconcile net income to cash provided by operating activities:
(Accretion) amortization of securities discounts and premiums, net	(91)	14
Gain on sale of securities, net	—	(6)
Accretion of net deferred loan fees	(86)	(75)
Provision for loan losses	831	500
Origination of loans held for sale	(6,564)	(7,740)
Proceeds from sales of loans held for sale	8,632	9,549
Gain on sale of loans held for sale, net	(143)	(164)
Depreciation and amortization	302	276
Provision for losses on foreclosed real estate	—	100
Gain on sale of foreclosed real estate, net	(29)	(21)
Increase in cash surrender value of bank owned life insurance	(30)	(31)
Decrease (increase) in deferred income taxes, net	328	(39)
Equity-based compensation expense	13	10
Change in assets and liabilities:
Accrued interest receivable	(316)	(91)
Other assets	89	414
Accrued interest payable	(21)	(114)
Other liabilities	259	(225)

Net cash provided by operating activities	3,774	2,943

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(1,330)	(13,193)
Proceeds from maturities, calls and principal repayments	1,811	2,230
Proceeds from sale	—	871
Proceeds from sale of equity investment	—	189
(Increase) decrease in loans	(2,446)	5,854
Purchase of premises and equipment	(79)	(289)
Proceeds from sale of foreclosed real estate, net of capital improvements	291	462
Net cash used by investing activities	(1,753)	(3,876)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) increase in deposits	(114)	5,566
(Decrease) increase in securities sold under agreement to repurchase	(135)	193
Repayment of borrowed funds	(1,357)	(1,352)
Dividends paid on preferred stock	—	(71)

Net cash (used) provided by financing activities	(1,606)	4,336
NET CHANGE IN CASH AND CASH EQUIVALENTS	415	3,403
Cash and cash equivalents, beginning of period	15,841	18,119

Cash and cash equivalents, end of period	$16,256	$21,522

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,188	$1,875
Income taxes	574	—
Noncash investing and financing activities:
Increase (decrease) in fair value of securities available for sale, net	344	(54)
Acquisition of real estate in settlement of loans	271	270
Preferred stock dividend accrued but not paid	143	72

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of presentation and consolidation: The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”). All material intercompany balances and transactions have been eliminated.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes as disclosed in the annual report on Form 10-K for the year ended December 31, 2010.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

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

New accounting pronouncements: In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

ASU No. 2011-02 Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows: 1) if a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession; 2) a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In both of these situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. Additionally, ASU 2011-02 clarifies that a restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant.

The amendments to Topic 310 also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.

ASU No. 2011-02 is effective beginning in the third quarter of 2011 and will be applied retrospectively to the entire year. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity is expected to apply the amendments prospectively. An entity is also expected to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired because of the provisions of this amendment. The Bank is in the process of evaluating the impact this amendment will have on its disclosures.

NOTE 2. Investment Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at March 31, 2011 and December 31, 2010.

The amortized cost of securities and their approximate fair values at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)
U.S. government agency securities	$30,621	$21	$(494)	$30,148
State and municipal securities	23,310	394	(405)	23,299
Corporate debt obligations	11,020	76	(118)	10,978
SBA participation certificates	3,120	—	(88)	3,032
Mortgage backed securities	2,108	49	(20)	2,137
Collateralized mortgage obligations	269	—	(2)	267

	$70,448	$540	$(1,127)	$69,861

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in thousands)
U.S. government agency securities	$30,787	$16	$(679)	$30,124
State and municipal securities	23,332	343	(676)	22,999
Corporate debt obligations	11,060	40	(302)	10,798
SBA participation certificates	3,243	135	—	3,378
Mortgage backed securities	2,146	47	(28)	2,165
Collateralized mortgage obligations	269	—	(3)	266

	$70,837	$581	$(1,688)	$69,730

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Impaired Less		Impaired 12
	Than 12 Months		Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
U.S. government agency securities	$22,621	$494	$—	$—	$22,621	$494
State and municipal securities	10,058	358	1,143	47	11,201	405
Corporate debt obligations	6,897	118	—	—	6,897	118
SBA participation certificates	3,032	88	—	—	3,032	88
Mortgage backed securities	1,712	20	—	—	1,712	20
Collateralized mortgage obligations	267	2	—	—	267	2

	$44,587	$1,080	$1,143	$47	$45,730	$1,127

	December 31, 2010
	Impaired Less		Impaired 12
	Than 12 Months		Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
U.S. government agency securities	$22,098	$679	$—	$—	$22,098	$679
State and municipal securities	13,313	625	878	51	14,191	676
Corporate debt obligations	9,223	302	—	—	9,223	302
Mortgage backed securities	1,728	28	—	—	1,728	28
Collateralized mortgage obligations	266	3	—	—	266	3

	$46,628	$1,637	$878	$51	$47,506	$1,688

Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2011, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities is generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity. At March 31, 2011, 96 of the Bank’s securities had unrealized losses. At December 31, 2010, 112 of the Bank’s securities had unrealized losses.

Scheduled maturities of securities available for sale at March 31, 2011, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	($ in thousands)
Due within one year	$676	$687
Due after one year through five years	13,048	13,188
Due after five years through ten years	27,671	27,544
Due after ten years	29,053	28,442

	$70,448	$69,861

At March 31, 2011 and December 31, 2010, securities with an amortized cost of $11.4 million and $11.2 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $11.2 million and $11.0 million at March 31, 2011 and December 31, 2010, respectively.

There were no securities sold in the three-month period ended March 31, 2011. Three securities were sold in the three-month period ended March 31, 2010, resulting in a net gain of $6 thousand.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the three-month periods ended March 31, 2011 and 2010, any securities with early calls had no remaining unamortized premiums or discounts and therefore, the early call had no impact on income.

Management reviews investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether we intend to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. The evaluation includes a consideration of the risk profile specific to each class of security; for example, the contractual terms of U.S. government agency securities do not permit the issuer to settle the securities at a price less than par. The Bank’s securities portfolio does not include any private label mortgage backed securities or investments in trust preferred securities.

For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses, the security is re-evaluated accordingly to the procedures described above.

At March 31, 2011, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

NOTE 3. Loans Receivable and Allowance for Loan Losses

The Bank originates residential mortgage loans intended for sale in the secondary market. Loans held for sale are stated at the lower of cost or estimated fair value determined on an aggregate basis. Any net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. The Bank also originates construction and land, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment. Loans receivable that have not been designated as held for sale are recorded at the principal amount outstanding. Deferred loan fees, net of costs, are amortized to maturity using the level-yield method.

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

The following table presents the Bank’s loan balances for the periods indicated:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Real estate:
Commercial	$154,056	$150,373
Construction and land development	33,966	40,145
Residential	35,459	35,061
Commercial and industrial	50,489	47,345
Consumer	8,601	9,026

	$282,571	$281,950
Allowance for loan losses	(6,171)	(6,918)
Net deferred loan fees	(554)	(616)

	$275,846	$274,416

Loan origination/risk management: The Bank has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. In general, loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently and to repay their obligations as agreed. Cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and typically incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. In the case of loans secured by real estate, the properties are diverse in terms of type, but are concentrated to a large extent in the Bank’s primary market area, which is Spokane County, Washington and Kootenai County, Idaho. This concentration may increase the Bank’s exposure to adverse economic events that affect a single market or industry. Construction loans are generally based upon estimates of costs and value associated with the complete project with repayment substantially dependent on the success of the ultimate project such as sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank originates consumer loans utilizing an individualized underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Bank’s internal audit department performs an independent review to validate the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by the Bank’s loan officers and credit personnel, as well as the Bank’s policies and procedures.

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	March 31, 2011
	Loans	Loans	Loans 90 or	Total
	30-59 Days	60-89 Days	More Days	Past Due	Current	Total
	Past Due	Past Due	Past Due	Loans	Loans	Loans
	($ in thousands)
Real estate:
Commercial	$1,591	$2,720	$3,054	$7,365	$146,691	$154,056
Construction and land development	344	1,250	1,361	2,955	31,011	33,966
Residential	181	14	116	311	35,148	35,459
Commercial and industrial	—	1,784	51	1,835	48,654	50,489
Consumer	125	4	1	130	8,471	8,601

	$2,241	$5,772	$4,583	$12,596	$269,975	$282,571

	December 31, 2010
	Loans	Loans	Loans 90 or	Total
	30-59 Days	60-89 Days	More Days	Past Due	Current	Total
	Past Due	Past Due	Past Due	Loans	Loans	Loans
	($ in thousands)
Real estate:
Commercial	$1,202	$132	$3,394	$4,728	$145,645	$150,373
Construction and land development	272	262	1,691	2,225	37,920	40,145
Residential	662	31	269	962	34,099	35,061
Commercial and industrial	—	—	21	21	47,324	47,345
Consumer	49	96	3	148	8,878	9,026

	$2,185	$521	$5,378	$8,084	$273,866	$281,950

No loans over 90 days past due were still on accrual status as of March 31, 2011 and December 31, 2010.

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Real estate:
Commercial	$6,739	$8,661
Construction and land development	1,778	2,613
Residential	2,807	1,362
Commercial and industrial	51	21
Consumer	52	56

	$11,427	$12,713

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $112 thousand and $206 thousand would have been recognized for the three-month periods ended March 31, 2011 and 2010, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of March 31, 2011, the Bank’s impaired loan balances were as follows:

	March 31, 2011
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
	($ in thousands)
Real estate:
Commercial	$24,905	$4,863	$18,659	$23,522	$1,377
Construction and land development	12,279	10,554	1,207	11,761	312
Residential	4,210	408	3,434	3,842	666
Commercial and industrial	1,772	744	1,027	1,771	536
Consumer	162	4	127	131	53

	$43,328	$16,573	$24,454	$41,027	$2,944

	December 31, 2010
	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
	($ in thousands)
Real estate:
Commercial	$22,586	$2,478	$19,664	$22,142	$2,393
Construction and land development	12,697	8,582	2,432	11,014	678
Residential	2,777	95	2,379	2,474	641
Commercial and industrial	1,585	717	707	1,424	416
Consumer	170	4	137	141	89

	$39,815	$11,876	$25,319	$37,195	$4,217

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	March 31, 2011		March 31, 2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$22,151	$288	$10,422	$110
Construction and land development	11,029	144	14,239	111
Residential	3,188	31	1,821	28
Commercial and industrial	1,355	22	2,004	23
Consumer	134	4	83	2

	$37,857	$489	$28,569	$274

Troubled debt restructuring (“TDR”): A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extention of payments of principal or interest, or both. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The recorded investment in restructured loans was as follows:

	March 31, 2011		December 31, 2010
		Restructured		Restructured
	Accruing	Loans Included	Accruing	Loans Included
	Restructured	in Nonaccrual	Restructured	in Nonaccrual
	Loans	Loans	Loans	Loans
	($ in thousands)
Real estate:
Commercial	$8,824	$—	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	600	—	705
Commercial and industrial	400	—	397	—
Consumer	—	—	—	—

	$9,224	$600	$397	$4,677

For the three-month periods ended March 31, 2011 and 2010, the Bank recognized interest income of approximately $421 thousand and $39 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the period were as follows:

	March 31, 2011			March 31, 2010
	Number	Pre-modification	Post-modification	Number	Pre-modification	Post-modification
	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
	($ in thousands)
Real estate:
Commercial	4	$5,499	$5,499	3	$4,074	$4,074
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	5	1,756	1,756
Commercial and industrial	—	—	—	4	441	441
Consumer	—	—		—	—	—

	4	$5,499	$5,499	12	$6,271	$6,271

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments and in some cases, the interest rate was decreased. The Bank is not committed to lend additional funds to debtors whose loans have been restructured.

Troubled debt restructurings for which there was a payment default during the period were as follows:

	March 31, 2011		March 31, 2010
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)
Real estate:
Commercial	—	$—	1	$2,122
Construction and land development	—	—	1	167
Residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

	—	$—	2	$2,289

All troubled debt restructurings are accounted for as impaired loans and are factored into the allowance for loan losses accordingly.

Credit Quality Indicators: The Bank utilizes a risk grading matrix to assign a risk grade to each loan. Loans are graded on a scale of 1 to 10. The ten risk rating categories can be generally described by the following groupings for non-homogeneous loans:

Pass/Watch – These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses such as inadequate working capital or underperformance compared to plan, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Unlike a Substandard credit, there should be a reasonable expectation that these temporary issues will be corrected in a reasonable period of time, without a liquidation of assets and within the normal course of business.

Substandard – A Substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard loans, does not have to exist in individual assets classified as Substandard. Loans are classified as Substandard when they have unsatisfactory characteristics causing unacceptable levels of risk, such as cash flow trends that are of a magnitude as to jeopardize current and future payments, or prolonged unsuccessful business operations or economic trends to which the borrower has not been able to adjust. The likely need to liquidate assets to correct the problem, rather than repayment from successful operations is a key distinction between Special Mention and Substandard.

Doubtful/Loss – Loans classified as Doubtful have all the same weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work towards strengthening of the loan, classification as a Loss (and immediate charge-off) is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition, liquidation procedures, capital injection, and perfection of liens on additional collateral and refinancing plans. A Loss rating is assigned to loans considered uncollectible and of such little value that the continuance as an active Bank asset is not warranted. This rating does not mean that the loan has no recovery or salvage value, but rather that the loan should be charged off now, even though partial or full recovery may be possible in the future.

The following table summarizes the Bank’s internal risk rating by loan class:

	March 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$118,362	$7,909	$27,785	$—	$154,056
Construction and land development	17,658	250	16,058	—	33,966
Residential	29,847	1,755	3,857	—	35,459
Commercial and industrial	42,253	3,921	4,315	—	50,489
Consumer	8,396	52	152	1	8,601

	$216,516	$13,887	$52,167	$1	$282,571

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$113,338	$9,075	$27,960	$—	$150,373
Construction and land development	22,650	1,257	16,238	—	40,145
Residential	30,372	2,143	2,546	—	35,061
Commercial and industrial	38,717	7,221	1,407	—	47,345
Consumer	8,829	47	149	1	9,026

	$213,906	$19,743	$48,300	$1	$281,950

Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology is based on guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including, among other things, the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of regulatory authorities toward loan classifications.

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

The allowances established for expected losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the borrower’s ability to repay; (ii) the financial condition of the borrower; (iii) the quality of the borrower’s management; (iv) the underlying collateral, if any; (v) the strength of the guarantors; (vi) the structure of the loan; (vii) the quality, availability and timeliness of financial information; and (viii) the industry and economic environment in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has been classified as Substandard or worse, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Impairment is determined in accordance with ASC Topic 310, which specifies that a loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and interest, as scheduled in the loan agreement. Indicators of impairment include evidence the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flow, or business interruptions; loans that are secured with collateral that is no longer readily marketable or that is subject to deterioration in realizable value; loans to borrowers in industries that are currently experiencing economic instability; and other factors. If a loan is determined to be impaired, the balance is segregated from the pool of loans and a specific valuation allowance is established by measuring the impairment. Most loans are collateral dependent and as such, impairment is measured by comparing the loan balance with the current market value of the collateral, less selling and holding costs. A deficiency is recorded as a specific valuation allowance, and is included as a component of the allowance for loan losses.

General valuation allowances are calculated based on the historical loss experience of specific types of loans, plus general economic conditions and other qualitative internal and external risk factors. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced compared to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool.

Added to the Bank’s historical loss experience are metrics of general economic conditions and other qualitative risk factors both internal and external to the Bank. The risk factors believed by management to be most relevant to the loan portfolio are: (i) current unemployment levels in our operating areas, as compared to normal levels of unemployment; (ii) the current level of past due and nonaccrual loans as compared to levels during years of low charge-offs; (iii) a consideration of the trend of median home prices and foreclosure rates as they relate to construction and land loans; (iv) a consideration of the trend of new housing starts and absorption rates as they relate to construction loans; (v) commercial and apartment vacancy rates and their relationship to multi-family and other commercial real estate loans; and (vi) the change in the average risk rating of our portfolio, by loan type, as it relates to charge-off experience. Each component is used to calculate a risk factor, which is input into a “general reserve” matrix along with the historical loss rates discussed above. The total combined risk factor for each loan type is then applied to the loan balances that remain after impaired loans are segregated from the pool to determine an appropriate general valuation allowance. Management evaluates the change each one of these components has on the quality of the loan portfolio on a quarterly basis. In addition, management evaluates and documents intangible factors such as: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) the composition and concentrations of credit; and, (iv) the effectiveness of the internal loan review function.

Activity in the allowance for loan losses was as follows for the three-month periods ending March 31, 2011 and 2010:

	March 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$498	$(1,328)	$—	$1,949
Construction and land development	1,341	(163)	(112)	—	1,066
Residential	1,081	374	(104)	15	1,366
Commercial and industrial	1,162	117	(40)	—	1,239
Consumer	347	(58)	(10)	1	280
Unallocated	208	63	—	—	271

	$6,918	$831	$(1,594)	$16	$6,171

	March 31, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$703	$(79)	$—	$1,893
Construction and land development	1,801	30	(166)	3	1,668
Residential	604	359	—	2	965
Commercial and industrial	2,660	(64)	(140)	—	2,456
Consumer	133	62	(28)	2	169
Unallocated	614	(590)	—	—	24

	$7,081	$500	$(413)	$7	$7,175

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment and disaggregated on the basis of the Bank’s impairment methodology was as follows:

	March 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$130,534	$572	$23,522	$1,377
Construction and land development	22,205	754	11,761	312
Residential	31,617	700	3,842	666
Commercial and industrial	48,718	703	1,771	536
Consumer	8,470	227	131	53
Unallocated	—	271	—	—

	$241,544	$3,227	$41,027	$2,944

	December 31, 2010
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$128,231	$386	$22,142	$2,393
Construction and land development	29,131	663	11,014	678
Residential	32,587	440	2,474	641
Commercial and industrial	45,920	747	1,424	416
Consumer	8,886	258	141	89
Unallocated	—	207	—	—

	$244,755	$2,701	$37,195	$4,217

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4. Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	March 31,	March 31,
	2011	2010
	($ in thousands)
Balance, beginning of period	$3,963	$3,672
Transfers from loans	271	270
Capital improvements to property	50	—
Dispositions of property	(312)	(441)
Provision charged to income	—	(100)

Balance, end of period	$3,972	$3,401

Foreclosed real estate is carried at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. Valuation allowances on foreclosed real estate are based on updated appraisals of the underlying collateral as received during the period or management’s authorization to reduce the selling price of a property during the period.

NOTE 5. Deposits

Classifications of deposits were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Noninterest bearing demand deposits	$68,028	$69,145
Money market accounts	43,497	39,148
NOW accounts	61,498	57,878
Savings accounts	50,617	47,142
Time certificates of deposit, $100,000 and over	67,103	72,170
Time certificates of deposit, under $100,000	55,380	60,754

	$346,123	$346,237

NOTE 6. Borrowed Funds

Borrowed funds consist of the following:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Federal Home Loan Bank advances	$2,417	$3,771
Junior subordinated debentures	5,155	5,155
Capital lease obligation	589	592

	$8,161	$9,518

FHLB advances are secured by a blanket pledge on Bank assets as well as certain specific loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.01% at March 31, 2011. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “Borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company will be restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of March 31, 2011 and December 31, 2010, the accumulated deferred interest that was accrued on these securities was $161 thousand and $135 thousand, respectively.

Capital lease obligation: The capital lease obligation is related to a ground lease, with a purchase option, that the Bank entered into in early 2005 (a copy of the ground lease was filed as an Exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 24, 2005). As a “capitalized” lease, the value of the property is included as an asset on the consolidated statements of financial condition in “Premises and equipment, net,” and the net present value of future payments is included in “Borrowed funds.”

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	March 31, 2011		December 31, 2010
	Line	Outstanding	Line	Outstanding
	Amount	Balance	Amount	Balance
	($ in thousands)
Federal Home Loan Bank	$60,867	$—	$65,968	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line is secured by certain investment securities.

NOTE 7. Commitments

The Bank has an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the INB Performing Arts Center in Spokane. Under the agreement, the Bank will pay the PFD $150 thousand per year for a period of ten years. The contract expires in July 2016, however the Bank has the right to extend the contract for an additional ten years at an annual rate that will not exceed the current annual rate by more than twenty percent. Expenses related to the agreement are recognized as “Other noninterest expenses” in the consolidated statements of operations.

The Bank leases its principal office and main branch, which is located in the Paulsen Center Building in downtown Spokane. The lease is for a 10-year term with additional renewal options. The initial lease rate is $30,839 per month and escalates approximately 3% per year. A copy of the lease agreement has been filed as Exhibit 99.1 to the current report on Form 8-K filed by the Company with the SEC on May 11, 2009.

NOTE 8. Income Taxes

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences, combined with adjustments related to certain state deferred tax benefits, has resulted in a consolidated effective tax rate of 25.0% and 30.8% for the three months ended March 31, 2011 and 2010.

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of March 31, 2011.

The Company follows the provisions of ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company had no unrecognized tax benefits at March 31, 2011 or December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended March 31, 2011 and December 31, 2010, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal tax authority examinations for tax years before 2008 and is no longer subject to Idaho State tax authority examinations for tax years before 2007.

NOTE 9. Common and Preferred Stock

Common Stock:

No cash dividends on common stock were declared during the three-month periods ended March 31, 2011 and 2010.

On July 15, 2010, the Company concluded a rights offering to the holders of its common stock, raising $2.7 million in exchange for 686,805 shares of the Company’s common stock. Net proceeds to the Company, after expenses, were $2.6 million.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program of the U.S. Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (i) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (ii) a warrant (the “Warrant”) to purchase 525.00525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10.5 million. The Treasury immediately exercised the warrant.

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

During the three months ended March 31, 2011 and 2010, the Company declared preferred stock dividends totaling $143 thousand each period. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of March 31, 2011 and December 31, 2010, accrued and unpaid dividends totaled $644 thousand and $500 thousand, respectively.

NOTE 10. Fair Values

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

The following table presents estimated fair values of the Company’s financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks/interest bearing deposits	$12,527	$12,527	$10,826	$10,826
Federal funds sold	3,729	3,729	5,015	5,015
Securities available for sale	69,861	69,861	69,730	69,730
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	275,846	280,014	274,416	280,075
Loans held for sale	446	446	2,371	2,371
Bank owned life insurance	3,822	3,822	3,792	3,792
Financial Liabilities:
Deposits	346,123	346,535	346,237	347,504
Securities sold under agreements to repurchase	—	—	135	135
Borrowed funds	8,161	5,628	9,518	7,010

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$30,148	$—	$30,148	$—
State and municipal securities	23,299	—	23,299	—
Corporate debt obligations	10,978	—	10,978	—
SBA participation certificates	3,032	—	3,032	—
Mortgage backed securities	2,137	—	2,137	—
Collateralized mortgage obligations	267	—	267	—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$30,124	$—	$30,124	$—
State and municipal securities	22,999	—	22,999	—
Corporate debt obligations	10,798	—	10,798	—
SBA participation certificates	3,378	—	3,378	—
Mortgage backed securities	2,165	—	2,165	—
Collateralized mortgage obligations	266	—	266	—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and due from banks, interest bearing deposits and federal funds sold: The carrying amount approximates fair value because of the short maturity of these investments.

Securities: The fair values of marketable securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB stock: The fair value is based upon the par value of the stock, which equates to its carrying value.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial and industrial, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair values for fixed-rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values.

Loans held for sale: Loans held for sale are considered to have a fair value that approximates carrying value.

Bank owned life insurance: The carrying amount approximates fair value.

Deposits and securities sold under agreements to repurchase: The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, NOW accounts, money market accounts and securities sold under agreements to repurchase, is equal to the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds: The fair value of term debt and junior subordinated debentures is estimated using the discounted value of contractual cash flow based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of March 31, 2011.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions about market value. These two types of inputs create a fair value hierarchy. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended March 31, 2011 or December 31, 2010.

Certain assets are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write downs of individual assets due to impairment. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Loans	$21,510	$—	$—	$21,510
Foreclosed real estate	2,136	—	—	2,136

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Loans	$21,102	$—	$—	$21,102
Foreclosed real estate	2,126	—	—	2,126

The (gains) and losses resulting from nonrecurring fair value adjustments were as follows:

	March 31,	March 31,
	2011	2010
	($ in thousands)
Loans	$1,570	$375
Foreclosed real estate	29	(21)

Loans: The loan amount above represents impaired, collateral dependent loans held by the Bank at the balance sheet date that have been adjusted to fair value. When collateral dependent loans are identified as impaired, the impairment is measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using independent appraisals. The fair value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases, an appraisal is obtained for equipment and inventory. Appraised and reported values are discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. The loss represents charge-offs or impairments on collateral dependent loans for adjustments made based on the fair value of the collateral.

Foreclosed real estate: The amount shown above represents impaired real estate properties that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate are recognized in the consolidated statements of operations. The net (gain) loss represents impairments on foreclosed real estate made based on the fair value of the property.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s 2010 Annual Report on Form 10-K.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in our application of accounting policies since December 31, 2010.

Financial Highlights

The table below summarizes the Company’s financial performance for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$5,266	$5,408	-2.6%
Interest expense	1,166	1,760	-33.8%

Net interest income	4,100	3,648	12.4%
Provision for loan losses	831	500	66.2%

Net interest income after provision for loan losses	3,269	3,148	3.8%
Noninterest income	810	916	-11.6%
Noninterest expense	3,279	3,216	2.0%

Income before income taxes	800	848	-5.7%
Income tax expense	200	262	-23.7%

Net income	600	586	2.4%
Preferred stock dividends and discount accretion, net	170	169	0.6%

Net income applicable to common shares	$430	$417	3.1%

Per Share Data:
Basic earnings per common share	$0.14	$0.17
Diluted earnings per common share	$0.14	$0.17
Book value per common share at period end	$8.38	$9.83

Selected Ratios:
Return on average assets	0.43%	0.42%
Return on average equity	4.92%	4.91%
Net interest margin	4.57%	4.04%
Efficiency ratio	66.78%	70.46%
Noninterest income to average assets	0.82%	0.93%
Noninterest expense to average assets	3.31%	3.25%
Ending shareholders’ equity to average assets	9.21%	8.64%
Nonperforming loans to gross loans	4.04%	2.87%
Allowance for loan losses to gross loans	2.18%	2.28%

Results of Operations

Earnings

The Company reported net income applicable to common shares of $430 thousand for the three months ended March 31, 2011, compared to net income applicable to common shares of $417 thousand for the comparable period in 2010. The improvement in operating results compared to the first three months of 2010 is largely attributable to increased net interest income offset by a higher provision for loan losses, lower noninterest income and higher noninterest expenses. The return on average assets for the three months ended March 31, 2011 and 2010, was 0.43% and 0.42%, respectively. The return on average equity for the three months ended March 31, 2011 and 2010, was 4.92% and 4.91%, respectively.

Net Interest Income

The principal component of the Company’s earnings is its net interest income. Net interest income is the difference between the income earned on assets and the interest paid on deposits and on borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest earning assets and the rates paid on its interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest earning assets and interest bearing liabilities. The total interest earning assets yield less the total interest bearing liabilities rate represents the Company’s net interest rate spread.

Average Balances, Rates, and Interest Income and Expenses. The following table sets forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	Three months ended March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense (1)	Cost	Balance	Expense (1)	Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$283,328	$4,670	6.59%	$318,649	$5,074	6.37%
Investment securities	69,867	593	3.40%	28,531	327	4.58%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	4,680	3	0.26%	12,474	7	0.22%

Total interest earning assets	359,136	5,266	5.87%	360,915	5,408	5.99%
Allowance for loan losses	(6,892)			(7,330)
Cash and due from banks	13,018			9,976
Other non-earning assets	31,215			32,355

Total assets	$396,477			$395,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	59,409	314	2.11%	38,378	123	1.28%
Money market accounts	42,002	70	0.67%	26,397	68	1.03%
Savings accounts	49,286	86	0.70%	46,128	137	1.19%
Time certificates of deposit	126,246	626	1.98%	167,764	1,236	2.95%

Total interest bearing deposits	276,943	1,096	1.58%	278,667	1,564	2.24%
Securities sold under repurchase agreements	52	—	0.00%	328	—	0.00%
Borrowed funds	3,766	44	4.67%	12,890	119	3.69%
Junior subordinated debentures	5,155	26	2.02%	5,155	77	5.97%

Total borrowed funds	8,973	70	3.12%	18,373	196	4.27%

Total interest bearing liabilities	285,916	1,166	1.63%	297,040	1,760	2.37%
Demand deposits	71,649			60,762
Other liabilities	3,966			4,108
Shareholders’ equity	34,946			34,006

Total liabilities and shareholders’ equity	$396,477			$395,916

Net interest income		$4,100			$3,648

Net interest spread			4.24%			3.62%

Net interest income to average earning assets (margin)			4.57%			4.04%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $118 thousand and $109 thousand is included in loan interest income for 2011 and 2010, respectively.

During the three months ended March 31, 2011 and 2010, net interest income was $4.1 million and $3.6 million, respectively. This $452 thousand, or 12.4%, increase in net interest income resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin improved 53 basis points from 4.04% to 4.57% from March 31, 2010 to 2011.

Interest income for the three months ended March 31, 2011 was $5.3 million, representing a decrease of $142 thousand, or 2.6%, compared to the same period in 2010. The decrease in interest income is related to a change in the mix of interest earning assets and a decrease in yield on investments, but was offset by an increase in the yield on loans. Loans, the highest yielding component of earning assets, represented 78.9% of average earning assets during the first three months of 2011, compared to 88.3% during the first three months of 2010. The average yield on loans increased 22 basis points to 6.59% for the first three months of 2011 from 6.37% for the comparable period in 2010. The 22 basis point increase in loan yield was offset by a $35.3 million, or 11.1%, decrease in average loan balances, which resulted in interest income on loans decreasing $404 thousand, or 8.0%. Average investment securities increased $41.3 million, or 144.9%, from March 31, 2010 to March 31, 2011, as a result of management’s efforts to improve the Bank’s on-balance sheet liquidity and because of moderate loan demand. The yield on securities decreased 118 basis points from 4.58% for the three months ended March 31, 2010, to 3.40% for the comparable period in 2011. The increase in investment securities combined with the decrease in yield on securities resulted in an improvement in investment income of $266 thousand, or 81.3%.

Interest expense for the three months ended March 31, 2011, was $1.2 million, representing a decrease of $594 thousand, or 33.8%, compared to $1.8 million for the same period in 2010. This improvement in interest expense was impacted by reductions in and re-pricing of time certificates of deposit along with paydowns of borrowed funds. The decrease in interest expense was partially offset by an increase in interest expense for NOW accounts, which was the result of a campaign to increase core deposits by offering higher than market rates on these accounts. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit continue to re-price to the lower rates currently offered by the Bank. Overall, the average cost of deposits improved 66 basis points from 2.24% for the three months ended March 31, 2010, to 1.58% for the comparable period in 2011. Interest expense on junior subordinated debentures decreased $51 thousand, or 66.2%, because the interest rate, which had been fixed at 5.95% through June 30, 2010, now re-prices quarterly at the 3-month LIBOR rate plus 170 basis points.

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

	Three months ended March 31
	2011 over 2010
	Increase (Decrease) Due to Changes in
			Rate/
	Volume	Rate	Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(562)	$175	$(17)	$(404)
Investment securities	473	(84)	(123)	266
FHLB stock	—	—	—	—
Fed funds sold/interest bearing deposits	(4)	1	(1)	(4)

Total interest earning assets	(93)	92	(141)	(142)

Interest bearing liabilities
NOW accounts	67	80	44	191
Money market accounts	40	(24)	(14)	2
Savings accounts	9	(57)	(3)	(51)
Time certificates of deposit	(306)	(407)	103	(610)
Securities sold under repurchase agreements	—	—	—	—
Borrowed funds	(84)	32	(23)	(75)
Junior subordinated debentures	—	(51)	—	(51)

Total interest bearing liabilities	(274)	(427)	107	(594)

Total increase (decrease) in net interest income	$181	$519	$(248)	$452

The year over year decrease in interest income was primarily attributable to a decrease in yield on investments and a change in the mix of interest earning assets with loan volume down and investment volume up, partially offset by an increase in yield on loans. The decrease in interest income was more than offset by a reduction in rates paid on time certificates of deposit and a decrease in time certificates of deposit balances.

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

Presented below are the results of the simulation performed on the Bank’s financial information as of March 31, 2011 and 2010. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest re-pricing opportunity.

Projected
Interest	% Change in		% Change in
Rate	Net Interest Income		Economic Value of Equity
Scenario	2011	2010	2011	2010
+300	-14.9%	-10.9%	-39.4%	-38.8%
+200	-9.7%	-7.6%	-24.2%	-26.6%
+100	-4.4%	-3.8%	-9.3%	-13.9%
-25	0.6%	-0.8%	3.3%	3.3%

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. Management’s methodology for analyzing probable loan losses is consistent with the methods used as of December 31, 2010, except that the calculation was adjusted for changes in leading indicators such as unemployment and real estate market trends, as well as changes in the weighted average risk rating of loans in the portfolio.

The provision for loan losses during the three months ended March 31, 2011 was $831 thousand, which is an increase of $331 thousand, or 66.2%, over the $500 thousand added to the provision for the same period in 2010. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the three months ended March 31, 2011 was 1.17% as compared to 0.63% for the same period in 2010.

The increase in the provision for loan losses during the three months ended March 31, 2011 compared to the same period in 2010 is attributable to increases in net charge-offs during the period as well as increases in past due and nonaccrual loans. Additionally, unemployment and real estate market leading indicators deteriorated, which caused management to increase the estimated allowance for loan losses.

Net charge-offs for the first three months of 2011 were $1.6 million compared to net charge-offs of $407 thousand for the first three months of 2010. Annualized net charge-offs were 2.23% and 0.51% of average gross loans for the three-months ended March 31, 2011 and 2010, respectively. The majority of net charge-offs during the first quarter of 2011 and 2010 were due to losses on real estate secured loans, which accounted for 96.9% and 94.6% of total net charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and customer base.

See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

For the three months ended March 31, 2011, noninterest income was $810 thousand, a decrease of $106 thousand, or 11.6%, from the same period in 2010. This decrease in noninterest income was attributable to a $21 thousand decrease in net gains on sales of mortgage loans, offset by a $45 thousand increase in service charges on deposits and a $53 thousand increase in debit card interchange income. Additionally, noninterest income in 2010 included a $224 thousand one-time B&O tax refund.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2011, was $3.3 million, an increase of $63 thousand, or 2.0%, from the same period in 2010.

The largest contributor to the increase in noninterest expense was salaries and employee benefits, which increased $108 thousand, or 6.9%, year over year. The increase in salaries and benefits is primarily attributable to adding employees to our Special Assets and Audit departments, as well as small increases in staffing at several branches. Full-time employee equivalents (“FTEs”) climbed from 106 FTEs as of March 31, 2010, to 110 FTEs as of March 31, 2011.

The Company reported a net gain on foreclosed real estate of $29 thousand for the three months ended March 31, 2011, compared to a net loss on foreclosed real estate of $79 thousand during the three months ended March 31, 2010.

In addition to the above, the Company experienced nominal year over year increases in the following other noninterest expense categories: occupancy and equipment increased $18 thousand, depreciation and amortization increased $26 thousand, advertising and promotion increased $3 thousand, and other noninterest expenses increased $15 thousand.

Income Taxes

The Company’s consolidated effective tax rate as a percentage of pre-tax net income for the three months ended March 31, 2011 was 25.0% as compared to 30.8% for the three months ended March 31, 2010. The effective tax rate differs from statutory rates principally because of non-taxable income arising from tax-exempt investment securities and bank owned life insurance.

Financial Condition

Securities

As of March 31, 2011, the Bank had $69.9 million of investment securities, which is an increase of $131 thousand from December 31, 2010. This increase is a result of a combination of an improvement of $521 thousand in the securities’ net unrealized loss and principal payments received on SBA participation certificates and mortgage-backed securities. As of March 31, 2011, the securities portfolio included a net unrealized loss of $587 thousand. With the exception of corporate bonds with a fair value of $11.0 million, all securities at March  31, 2011, are obligations of the Treasury Department, U.S. agencies, and state or municipal governments.

Loans

At March 31, 2011, the Bank reported $283 million in gross loans, a nominal increase of $621 thousand, or 0.2%, compared to December 31, 2010. Construction and land development loans decreased $6.2 million, while commercial real estate increased $3.7 million and commercial and industrial loans increased $3.1 million. In response to the continuing weak economy, the Bank has implemented more stringent lending practices, has reduced purchasing participation loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

The Bank has experienced weak loan demand in 2010 and 2011 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by macroeconomic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates have increased substantially, and real estate and other asset prices have declined appreciably.

There is continued competitive pressure on pricing in the Bank’s primary market areas, especially for the most desirable loans. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped the Bank’s interest income, but it has negatively impacted interest rate risk because interest income on these loans will not increase immediately when interest rates begin to rise. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less. Variable interest rate loans comprised 65% of the loan portfolio as of March 31, 2011 and December 31, 2010.

Nonperforming assets decreased $1.3 million, or 7.7%, from $16.7 million at December 31, 2010 to $15.4 million at March 31, 2011. Nonperforming assets as a percentage of total assets were 3.9% as of March 31, 2011, and 4.2% as of December 31, 2010. The following table shows a summary of nonperforming assets for the periods covered in this report:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,739	$8,661
Construction and land development	1,778	2,613
Residential real estate	2,807	1,362
Commercial and industrial	51	21
Consumer	52	56
Loans past due 90 days or more and accruing interest	—	—

Total nonperforming loans	11,427	12,713
Foreclosed real estate	3,972	3,963

Total nonperforming assets	$15,399	$16,676

Loans are generally placed on nonaccrual status when either principal or payments on the loan are 90 days or more past due. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At March 31, 2011, the Bank had twenty-five nonaccrual loans totaling $11.4 million compared to twenty-five nonaccrual loans totaling $12.7 million at December 31, 2010, representing a decrease of $1.3 million, or 10.1%. This decrease was comprised of $1.9 million in commercial real estate loans and $835 thousand in construction and land development loans, and was partially offset by a $1.4 million increase in residential real estate loans.

All of the Bank’s nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt and are supported by liens on collateral that mitigates the risk of loss. Whenever management determines that a collateral position is weak or insufficient to reasonably protect the Bank from loss, the loan balance is written down with a partial charge-off to a level where collateral protection is deemed adequate. If the customer has identifiable sources of repayment and is working on a repayment plan, a partial charge-off may be deferred and the amount of the exposure set aside in a specific reserve.

Five of the Bank’s largest nonaccrual loans, representing 55% of total nonaccrual balances, are involved in legal action to foreclose liens, place receivers in control or to seek relief from the automatic stay of bankruptcy. Negotiations are underway with one other large nonaccrual borrower for an agreement to liquidate the collateral on an orderly basis over the next six months. Management is pursuing resolution of these loans, as appropriate.

Two nonaccrual loans representing 14% of the nonaccrual balances are related to participation loans purchased from other banks. In both cases, there is strong collateral support and the lead banks are pursuing appropriate legal action to recover the collateral or collect the loans.

Foreclosed real estate was $4.0 million at March 31, 2011, representing a small increase of $9 thousand from the amount reported at December 31, 2010. The three largest foreclosed real estate properties consist of a business park, developed residential lots and undeveloped land located in Clark, Spokane and Shoshone counties. The remaining foreclosed properties consist of eight residential lots and six residential properties all in the Bank’s primary market area. Two of the lots are under contract with a local builder with both of the lots expected to be sold before the end of June 2011. Two additional properties are under contract and are also expected to close before the end of June 2011. Most of the properties are listed for sale with marketing plans intended to liquidate properties in a responsible and timely manner.

A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession in loan terms or conditions that it would not otherwise consider. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The following table presents a summary of restructured loans:

	March 31, 2011		December 31, 2010
		Restructured		Restructured
	Accruing	Loans Included	Accruing	Loans Included
	Restructured	in Nonaccrual	Restructured	in Nonaccrual
	Loans	Loans	Loans	Loans
	($ in thousands)
Real estate:
Commercial	$8,824	$—	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	600	—	705
Commercial and industrial	400	—	397	—
Consumer	—	—	—	—

	$9,224	$600	$397	$4,677

Restructured loans increased significantly from $5.1 million at December 31, 2010, to $9.8 million at March 31, 2011. This increase is related to the addition of four loans that have been granted extended interest-only payment terms but are otherwise not currently delinquent and, historically, have not been past due in their payments. Each of these borrowers is experiencing reduced cash flow and may not have had the capacity to maintain the payments without consideration. However, each of these borrowers is demonstrating evidence of ongoing efforts to resolve their problems and is currently honoring their obligations. In addition, the two restructured, nonaccrual commercial real estate loans at December 31, 2010, were returned to accrual status based on satisfactory performance over the past six to twelve months.

When consideration is requested by a borrower and changes are negotiated in a workout agreement, the changes are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of workout agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. Significant progress has been made in working with borrowers to develop viable and mutually acceptable plans for repayment. Management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid in full. All restructured loans, both those accruing interest and those on nonaccrual, were contractually current as of March 31, 2011.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a monthly basis. A provision for loan losses is charged to earnings when additional allowances are deemed necessary. When estimating the allowance for loan losses, management considers a number of factors, including: review of specific impaired loans; historical loan loss experience; quality, mix and size of loan portfolio; type and value of collateral; current and anticipated economic conditions; and other relevant factors. When there is clear evidence of an economic downturn, higher levels of reserves may be warranted.

As of March 31, 2011, the allowance for loan losses was $6.2 million, a decrease of $747 thousand, or 10.8%, from the $6.9 million balance as of December 31, 2010. These allowance balances represented 2.2% and 2.5% of gross loans outstanding as of March 31, 2011 and December 31, 2010, respectively.

The decrease in the allowance for loan losses from the prior year-end is principally attributable to net charge-offs exceeding the provision for loan losses. See the “Provision for Loan Losses” section above for additional discussion of the Bank’s charge-offs and provision for loans losses.

The following table provides a summary of activity in the allowance for loan losses during the first quarter of 2011 and 2010, respectively:

	March 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$498	$(1,328)	$—	$1,949
Construction and land development	1,341	(163)	(112)	—	1,066
Residential	1,081	374	(104)	15	1,366
Commercial and industrial	1,162	117	(40)	—	1,239
Consumer	347	(58)	(10)	1	280
Unallocated	208	63	—	—	271

	$6,918	$831	$(1,594)	$16	$6,171

	March 31, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$703	$(79)	$—	$1,893
Construction and land development	1,801	30	(166)	3	1,668
Residential	604	359	—	2	965
Commercial and industrial	2,660	(64)	(140)	—	2,456
Consumer	133	62	(28)	2	169
Unallocated	614	(590)	—	—	24

	$7,081	$500	$(413)	$7	$7,175

A majority of the net loan charge-offs during the first quarter of 2011 were from commercial real estate loans and are primarily attributable to the depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Percent		Percent
	Amount	of Loans	Amount	of Loans
	($ in thousands)
Real estate:
Commercial	$1,949	54.52%	$1,162	53.33%
Construction and land development	1,066	12.02%	1,341	14.24%
Residential	1,366	12.55%	1,081	12.44%
Commercial and industrial loans	1,239	17.87%	2,779	16.79%
Consumer and other	280	3.04%	347	3.20%
Supplementary allowance/non-specific factors	271	n/a	208	n/a

	$6,171	100.00%	$6,918	100.00%

Deferred Tax Asset

At March 31, 2011, the Company had recorded a net deferred tax asset of $366 thousand, which compared to a net deferred tax asset of $871 thousand at December 31, 2010. The net deferred tax asset decreased during the first quarter of 2011 primarily as a result of an increase in charge-offs and an improvement in the unrealized gains/losses on available for sale securities. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company maintained a valuation allowance of $742 thousand remained as of March 31, 2011.

Deposits

As of March 31, 2011, the Bank reported $346.1 million in deposits, which is virtually unchanged from the $346.2 million reported as of December 31, 2010. However, there were larger fluctuations within various categories of deposits. Time certificates of deposits declined $10.4 million, while other interest bearing deposits increased $11.4 million; noninterest bearing demand deposits decreased $1.1 million. Core deposits, which exclude time certificates of deposit, provide a relatively stable funding source. Core deposits increased $10.3 million, or 4.8%, during the first three months of 2011 and represented 64.6% and 61.6% of total deposits as of March 31, 2011 and December 31, 2010, respectively. Management attributes the increase in core deposits to the significant upgrade the Bank has made in its branch network, the continued emphasis on providing outstanding customer service, and offering checking products that pay above market interest rates and differentiate the Bank from its competitors.

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) program. Through CDARS, it is possible to provide FDIC deposit insurance to deposit balances in excess of current deposit insurance limits. CDARS uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and as of March 31, 2011, all of the Bank’s CDARS deposits were reciprocal. At March 31, 2011 and December  31, 2010, the Bank’s CDARS balances totaled $7.1 million and $6.5 million, respectively.

Borrowed Funds

Included in borrowed funds are FHLB advances, junior subordinated debentures, and a capital lease obligation. Borrowed funds were $8.2 million and $9.5 million as of March 31, 2011 and December 31, 2010, respectively. The $1.3 million decrease in borrowed funds is primarily the result of payments on FHLB advances.

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

Shareholders’ equity was $36.5 million at March 31, 2011, compared with $35.7 million at December 31, 2011. The $813 thousand increase in shareholders’ equity is attributable to $600 thousand in net income and an improvement in the net unrealized loss on investment securities, offset by $144 thousand in accrued preferred stock dividends.

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At March 31, 2011, the Bank’s total capital to risk weighted assets was 13.9% compared to 13.6% reported as of December 31, 2010. The improved capital ratio reflects the Bank’s net income for the first quarter of 2011.

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of March 31, 2011, the Bank’s leverage ratio was 10.3%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the three months ended March 31, 2011 and 2010. Generally, dividends contribute to the Company’s ability to meet its operating needs, including interest costs related to loans, junior subordinated debt, and preferred stock dividends. The Company’s ability to service borrowings is also generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

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

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first common stock cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent five years, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. The Company declared no dividends in 2010 or 2009, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury for any increase, during the three year period from February 13, 2009, in the payment of dividends by the Company that would exceed the last annual cash dividend of $0.20 per share. Prior consent of Treasury will also be required from February 13, 2012 until February 13, 2019 for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2011, commitments to extend credit totaled $59.8 million and letters of credit totaled $1.6 million.

Liquidity

Liquidity is the term used to refer to the Bank’s ability to meet its cash requirements. The Bank maintains sufficient liquidity to ensure that funds are available for both lending needs and the withdrawal of deposit funds. The Bank derives liquidity primarily through deposit growth, including core deposits, the maturity of investment securities, cash from operations and loan payments received. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Additional liquidity is provided through sales of loans, sales of securities, and access to alternative funding sources. National time deposits, including brokered deposits, public deposits, and deposits available through various national listing programs are traditionally considered to be more volatile than core deposits; however, more recently, the volatility has been caused more by pricing than availability. Federal Home Loan Bank borrowings, and unsecured overnight federal funds borrowings are referred to as alternative funding sources.

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

Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per depositor to $250,000 per depositor. This increase in deposit insurance was made permanent by the Dodd-Frank Act in July 2010. The FDIC also implemented the Transaction Account Guarantee Program, which temporarily provides full FDIC insurance coverage for noninterest bearing transaction accounts; this program is set to expire on December 31, 2012.

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At March 31, 2011, the Company had approximately $61 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

The Bank also has access to additional brokered deposits. However, if the Bank were to become less than “well capitalized” under the capital adequacy guidelines, regulatory approval would have to be obtained in order to continue purchasing brokered deposits. Additionally, as a member of the CDARS program, the Bank is eligible to purchase certificates of deposit through the program. These sources provide significant secondary liquidity to the Bank to fulfill its customers’ needs.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of March 31, 2011, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as updated by our filings with the SEC. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or that management currently deems immaterial may also impair our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibits Index to this report, which follows the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 11, 2011	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2011	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2011	/s/ Lisa A. Sanborn
Lisa A. Sanborn
Controller, Secretary/Treasurer
(Principal Accounting Officer)

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