Form 10-Q
period 2011-06-30
NORTHWEST BANCORPORATION INC
filed 2011-08-12
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

The Registrant has a single class of common stock, of which there were 3,081,748 shares issued and outstanding as of July 31, 2011.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and six-month periods ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

($ in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$12,892	$10,813
Interest bearing deposits	14	13
Federal funds sold	5,645	5,015

Total cash and cash equivalents	18,551	15,841
Securities available for sale, at fair value	64,618	69,730
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $7,257 and $6,918	267,293	274,416
Loans held for sale	1,682	2,371
Premises and equipment, net	16,912	17,316
Accrued interest receivable	1,501	1,507
Foreclosed real estate	3,329	3,963
Bank owned life insurance	3,852	3,792
Other assets	2,886	4,378

TOTAL ASSETS	$381,885	$394,575

LIABILITIES
Deposits	$327,087	$346,237
Securities sold under agreements to repurchase	—	135
Accrued interest payable	467	464
Borrowed funds	14,095	9,518
Other liabilities	3,077	2,534

Total liabilities	344,726	358,888

SHAREHOLDERS’ EQUITY
Preferred stock — Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,190	10,131
Preferred stock — Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	560	566
Common stock, no par value, 5,000,000 shares authorized; 3,081,748 shares issued and outstanding	25,943	25,896
Accumulated deficit	(163)	(175)
Accumulated other comprehensive income (loss), net of tax effect of $-324 and $376	629	(731)
Total shareholders’ equity	37,159	35,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$381,885	$394,575

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,213	$4,788	$8,883	$9,862
Investment securities	587	380	1,180	707
Federal funds sold and interest bearing deposits	3	6	6	13

Total interest income	4,803	5,174	10,069	10,582
Interest expense:
Deposits	1,001	1,468	2,097	3,032
Borrowed funds	78	170	148	366

Total interest expense	1,079	1,638	2,245	3,398

Net interest income	3,724	3,536	7,824	7,184
Provision for loan losses	1,531	950	2,362	1,450

Net interest income after provision for loan losses	2,193	2,586	5,462	5,734
Noninterest income:
Service charges on deposits	371	326	723	633
Gain from sale of loans, net	167	152	310	316
Gain on investment securities, net	33	312	33	318
Other noninterest income	333	254	648	693

Total noninterest income	904	1,044	1,714	1,960
Noninterest expense:
Salaries and employee benefits	1,658	1,535	3,331	3,100
Occupancy and equipment	319	302	648	613
Depreciation and amortization	301	294	603	570
Advertising and promotion	104	95	174	162
Loss on foreclosed real estate, net	112	124	83	203
FDIC assessments	118	213	322	416
Other noninterest expenses	965	728	1,695	1,443

Total noninterest expense	3,577	3,291	6,856	6,507

Income (loss) before income taxes	(480)	339	320	1,187
Income tax expense (benefit)	(231)	70	(31)	332

Net income (loss)	($249)	$269	$351	$855

Preferred stock dividends and discount accretion, net	169	169	339	338

Net income (loss) applicable to common shares	($418)	$100	$12	$517

Earnings (loss) per common share — basic	$(0.14)	$0.04	$—	$0.22
Earnings (loss) per common share — diluted	$(0.14)	$0.04	$—	$0.22
Weighted average shares outstanding — basic	3,080,133	2,384,078	3,078,499	2,382,444
Weighted average shares outstanding — diluted	3,080,133	2,385,963	3,090,737	2,383,716

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

($ in thousands)

	Total	Preferred Stock	Common Stock	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, December 31, 2009	$33,806	$10,592	$23,269	($443)	$388
Net income	945	0	0	945	0	$945
Stock issued to directors	22	0	22	0	0
Issuance of common stock, net of issuance costs of $162	2,585	0	2,585	0	0
Dividends on preferred stock	(572)	0	0	(572)	0
Accretion of preferred stock discount, net	0	105	0	(105)	0
Equity-based compensation expense	34	0	34	0	0
Tax effect of vested stock awards	(14)	0	(14)	0	0
Change in unrealized gain on securities available for sale, net of taxes	(1,119)	0	0	0	(1,119)	(1,119)

Comprehensive loss						($174)

Balance, December 31, 2010	35,687	10,697	25,896	(175)	(731)
Net income	351	0	0	351	0	351
Stock issued to directors	21	0	21	0	0
Dividends on preferred stock	(286)	0	0	(286)	0
Accretion of preferred stock discount, net	—	53	0	(53)	0
Equity-based compensation expense	26	0	26	0	0
Change in unrealized loss on securities available for sale, net of taxes	1,360	0	0	0	1,360	1,360

Comprehensive income						$1,711

Balance, June 30, 2011	$37,159	$10,750	$25,943	($163)	$629

Disclosure of 2011 reclassification amount:
Net change in unrealized holding losses on available for sale securities	$2,028
Reclassification adjustment for net gains realized in income	33

Net change in unrealized losses	2,061
Tax effect	(701)

Net of tax amount	$1,360

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

($ in thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$351	$855
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities discounts and premiums, net	179	2
Gain on sale of securities, net	(33)	(318)
Accretion of net deferred loan fees	(156)	(120)
Provision for loan losses	2,362	1,450
Origination of loans held for sale	(15,360)	(15,921)
Proceeds from sales of loans held for sale	16,359	17,682
Gain on sale of loans held for sale, net	(310)	(316)
Depreciation and amortization	603	570
Provision for losses on foreclosed real estate and other property owned	196	300
Gain on sale of foreclosed real estate, net	(113)	(97)
Increase in cash surrender value of bank owned life insurance	(60)	(61)
Increase in deferred income taxes, net	(51)	(28)
Equity-based compensation expense	26	17
Issuance of common stock under directors’ compensation arrangements	21	22
Change in assets and liabilities:
Accrued interest receivable	6	(11)
Other assets	842	1,219
Accrued interest payable	3	(145)
Other liabilities	256	(231)

Net cash provided by operating activities	5,121	4,869
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(6,185)	(22,715)
Proceeds from maturities, calls and principal repayments	10,718	4,329
Proceeds from sale	2,494	5,345
Proceeds from sale of equity investment	—	189
Net decrease in loans	4,881	14,679
Purchase of premises and equipment	(199)	(340)
Proceeds from sale of foreclosed real estate, net of capital improvements	588	1,453
Net cash provided by investing activities	12,297	2,940
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(19,150)	(1,561)
Decrease in securities sold under agreement to repurchase	(135)	(186)
Proceeds from borrowed funds	7,000	—
Repayment of borrowed funds	(2,423)	(4,704)
Proceeds from common stock subscription	—	792
Dividends paid on preferred stock	—	(72)

Net cash used by financing activities	(14,708)	(5,731)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,710	2,078
Cash and cash equivalents, beginning of period	15,841	18,119

Cash and cash equivalents, end of period	$18,551	$20,197

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$2,241	$3,543
Income taxes	—	405
Noncash investing and financing activities:
Increase (decrease) in fair value of securities available for sale, net	1,360	(34)
Acquisition of real estate in settlement of loans	271	1,895
Foreclosed real estate financed in-house	234	99
Preferred stock dividend accrued but not paid	286	215

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

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes as disclosed in the annual report on Form 10-K for the year ended December 31, 2010.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

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

New accounting pronouncements: In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

ASU No. 2011-03, Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. In a typical repurchase transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. This ASU prescribes when an entity may or may not recognize a sale upon the transfer of financial assets subject to repurchase agreements. That determination is based, in part, on whether the entity has maintained effective control over the transferred financial assets. One of the relevant considerations for assessing effective control is the transferor’s ability to repurchase or redeem financial assets before maturity. Under this criterion, an entity must consider whether there is an exchange of collateral in sufficient amount so as to reasonably assure the arrangement’s completion on substantially the agreed terms, even in the event of the transferee’s default. That is, in order for the transferor to assert that it maintained effective control over the transferred assets, the transferor must have the ability to repurchase the same or substantially the same assets. The FASB determined that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control; the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The FASB also concluded that the remaining criteria are sufficient to determine effective control. Consequently, the amendments remove the transferor’s ability criterion from the consideration of effective control for repurchase agreements and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity. The provisions of this ASU are effective beginning in the first quarter of 2012 and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU result in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this ASU are effective beginning in the first quarter of 2012 and will be applied prospectively. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. Current GAAP provides three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option and also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU also requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, rather than presenting other comprehensive income in a footnote. The provisions of this ASU are effective beginning in the first quarter of 2012 and will be applied retrospectively. The Company’s presentation of consolidated comprehensive income will change in order to comply with the provisions of this ASU.

NOTE 2. Investment Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at June 30, 2011 and December 31, 2010.

The amortized cost of securities and their approximate fair values at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$20,491	$78	$(79)	$20,490
State and municipal securities	24,105	735	(82)	24,758
Corporate debt obligations	10,980	244	(38)	11,186
SBA participation certificates	3,595	24	(8)	3,611
Mortgage backed securities	2,076	90	—	2,166
Collateralized mortgage obligations	2,417	6	(16)	2,407

	$63,664	$1,177	$(223)	$64,618

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$30,787	$16	$(679)	$30,124
State and municipal securities	23,332	343	(676)	22,999
Corporate debt obligations	11,060	40	(302)	10,798
SBA participation certificates	3,243	135	—	3,378
Mortgage backed securities	2,146	47	(28)	2,165
Collateralized mortgage obligations	269	—	(3)	266

	$70,837	$581	$(1,688)	$69,730

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
U.S. government agency securities	$7,284	$79	$—	$—	$7,284	$79
State and municipal securities	5,507	63	653	19	6,160	82
Corporate debt obligations	2,832	38	—	—	2,832	38
SBA participation certificates	996	8	—	—	996	8
Mortgage backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	1,061	16	—	—	1,061	16

	$17,680	$204	$653	$19	$18,333	$223

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$22,098	$679	$—	$—	$22,098	$679
State and municipal securities	13,313	625	878	51	14,191	676
Corporate debt obligations	9,223	302	—	—	9,223	302
Mortgage backed securities	1,728	28	—	—	1,728	28
Collateralized mortgage obligations	266	3	—	—	266	3

	$46,628	$1,637	$878	$51	$47,506	$1,688

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2011, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity. At June 30, 2011, 42 of the Bank’s securities had unrealized losses. At December 31, 2010, 112 of the Bank’s securities had unrealized losses.

Scheduled maturities of securities available for sale at June 30, 2011, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$675	$681
Due after one year through five years	11,399	11,727
Due after five years through ten years	23,442	23,947
Due after ten years	28,148	28,263

	$63,664	$64,618

At June 30, 2011 and December 31, 2010, securities with an amortized cost of $6.6 million and $11.2 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $6.7 million and $11.0 million at June 30, 2011 and December 31, 2010, respectively.

Three securities were sold in the six-month period ended June 30, 2011, resulting in gross gains of $35 thousand. Nine securities were sold in the six-month period ended June 30, 2010, resulting in gross gains of $379 thousand and gross losses of $61 thousand.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the six-month period ended June 30, 2011, one security was called and the unamortized premium of $2 thousand was included in the total gain on sale of securities. During the six month period ended June 30, 2010, all securities with early calls had no remaining unamortized premiums or discounts and therefore, the early calls had no impact on income.

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

At June 30, 2011, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and therefore has suspended future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

The following table presents the Bank’s loan balances for the periods indicated:

	June 30, 2011	December 31, 2010
	($ in thousands)
Real estate:
Commercial	$154,874	$150,373
Construction and land development	30,747	40,145
Residential	34,207	35,061
Commercial and industrial	46,892	47,345
Consumer	8,352	9,026

	$275,072	$281,950
Allowance for loan losses	(7,257)	(6,918)
Net deferred loan fees	(522)	(616)

	$267,293	$274,416

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	June 30, 2011
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
	($ in thousands)
Real estate:
Commercial	$103	$—	$6,170	$6,273	$148,601	$154,874
Construction and land development	—	—	1,146	1,146	29,601	30,747
Residential	254	—	116	370	33,837	34,207
Commercial and industrial	139	—	1,813	1,952	44,940	46,892
Consumer	102	48	3	153	8,199	8,352

	$598	$48	$9,248	$9,894	$265,178	$275,072

	December 31, 2010
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,202	$132	$3,394	$4,728	$145,645	$150,373
Construction and land development	272	262	1,691	2,225	37,920	40,145
Residential	662	31	269	962	34,099	35,061
Commercial and industrial	—	—	21	21	47,324	47,345
Consumer	49	96	3	148	8,878	9,026

	$2,185	$521	$5,378	$8,084	$273,866	$281,950

No loans over 90 days past due were still on accrual status as of June 30, 2011 and December 31, 2010.

Nonaccrual loans, segregated by class of loans, were as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)
Real estate:
Commercial	$7,086	$8,661
Construction and land development	1,146	2,613
Residential	1,109	1,362
Commercial and industrial	1,813	21
Consumer	77	56

	$11,231	$12,713

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $338 thousand and $374 thousand would have been recognized for the six-month periods ended June 30, 2011 and 2010, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of June 30, 2011, the Bank’s impaired loan balances were as follows:

	June 30, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$19,060	$4,398	$13,256	$17,654	$2,659
Construction and land development	12,036	10,166	1,210	11,376	314
Residential	2,811	122	2,596	2,718	788
Commercial and industrial [1]	2,971	64	1,494	1,558	504
Consumer	155	2	148	150	77

	$37,033	$14,752	$18,704	$33,456	$4,342

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$22,586	$2,478	$19,664	$22,142	$2,393
Construction and land development	12,697	8,582	2,432	11,014	678
Residential	2,777	95	2,379	2,474	641
Commercial and industrial	1,585	717	707	1,424	416
Consumer	170	4	137	141	89

	$39,815	$11,876	$25,319	$37,195	$4,217

[1]	One loan with a USDA guarantee was included in this category net of the guarantee.

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended June 30,
	2011		2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$21,281	$263	$14,037	$210
Construction and land development	11,607	79	13,849	86
Residential	2,983	33	2,586	26
Commercial and industrial	2,507	23	1,709	25
Consumer	159	3	93	1

	$38,537	$401	$32,274	$348

	Six months ended June 30,
	2011		2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$21,716	$550	$12,230	$320
Construction and land development	11,318	224	14,044	197
Residential	3,085	64	2,204	55
Commercial and industrial	1,931	45	1,856	48
Consumer	147	8	88	2

	$38,197	$891	$30,422	$622

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

	June 30, 2011		December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans
	($ in thousands)
Real estate:
Commercial	$10,162	$814	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	920	—	705
Commercial and industrial	570	—	397	—
Consumer	—	—	—	—

	$10,732	$1,734	$397	$4,677

For the six-month periods ended June 30, 2011 and 2010, the Bank recognized interest income of approximately $320 thousand and $28 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the six-month periods ending June 30, 2011 and 2010, were as follows:

	June 30, 2011			June 30, 2010
	Number of Contracts	Pre - modification Recorded Investment	Post - modification Recorded Investment	Number of Contracts	Pre - modification Recorded Investment	Post - modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	6	$7,653	$7,653	—	$—	$—
Construction and land development	—	—	—	—	—	—
Residential	1	920	920	1	705	705
Commercial and industrial	2	312	312	4	436	436
Consumer	—	—	—	—	—	—

	9	$8,885	$8,885	5	$1,141	$1,141

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. The Bank is not committed to lend additional funds to debtors whose loans have been restructured. As a result of adopting the amendments in ASU No. 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the the current fiscal year for identification as troubled debt restructurings. No newly impaired loans resulted from this assessment.

Troubled debt restructurings for which there was a payment default during the six-month periods ending June 30, 2011 and 2010, were as follows:

	June 30, 2011		June 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	5	$6,375	1	$2,798
Construction and land development	—	—	—	—
Residential	1	920	—	—
Commercial and industrial	—	—	1	26
Consumer	—	—	—	—

	6	$7,295	2	$2,824

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

Special Mention – A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or the Bank’s credit position at some future date. They contain unfavorable characteristics and are generally undesirable. Loans in this category are currently protected but are potentially weak and constitute an undue and unwarranted credit risk, but not to the point of a Substandard classification. A Special Mention loan has potential weaknesses such as inadequate working capital or underperformance compared to plan, which if not checked or corrected, weaken the asset or inadequately protect the Bank’s position at some future date. Unlike a Substandard credit, there should be a reasonable expectation that these temporary issues will be corrected in a reasonable period of time, without liquidation of assets and within the normal course of business.

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

The following table summarizes the Bank’s internal risk rating by loan class:

	June 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$117,460	$9,628	$27,786	$—	$154,874
Construction and land development	11,858	2,876	16,013	—	30,747
Residential	29,317	2,009	2,881	—	34,207
Commercial and industrial	41,461	2,136	3,295	—	46,892
Consumer	8,081	101	170	—	8,352

	$208,177	$16,750	$50,145	$—	$275,072

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$113,338	$9,075	$27,960	$—	$150,373
Construction and land development	22,650	1,257	16,238	—	40,145
Residential	30,372	2,143	2,546	—	35,061
Commercial and industrial	38,717	7,221	1,407	—	47,345
Consumer	8,829	47	149	1	9,026

	$213,906	$19,743	$48,300	$1	$281,950

Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology is based on guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Activity in the allowance for loan losses was as follows for the quarters ended June 30, 2011 and 2010:

	Quarter ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,949	$1,391	$—	$—	$3,340
Construction and land development	1,066	73	(215)	—	924
Residential	1,366	52	(55)	—	1,363
Commercial and industrial	1,239	(222)	(129)	—	888
Consumer	280	(7)	(47)	1	227
Unallocated	271	244	—	—	515

	$6,171	$1,531	$(446)	$1	$7,257

	Quarter ended June 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,893	$515	$(40)	$—	$2,368
Construction and land development	1,668	(54)	(540)	25	1,099
Residential	966	481	(231)	2	1,218
Commercial and industrial	2,456	(344)	(20)	10	2,102
Consumer	169	63	(81)	1	152
Unallocated	23	289	—	—	312

	$7,175	$950	$(912)	$38	$7,251

Activity in the allowance for loan losses was as follows for the six-month periods ended June 30, 2011 and 2010:

	Six months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,889	$(1,328)	$—	$3,340
Construction and land development	1,341	(90)	(327)	—	924
Residential	1,081	426	(160)	16	1,363
Commercial and industrial	1,162	(104)	(171)	1	888
Consumer	347	(66)	(55)	1	227
Unallocated	208	307	—	—	515

	$6,918	$2,362	$(2,041)	$18	$7,257

	Six months ended June 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$1,219	$(120)	$—	$2,368
Construction and land development	1,801	(24)	(705)	27	1,099
Residential	604	840	(231)	5	1,218
Commercial and industrial	2,660	(408)	(160)	10	2,102
Consumer	134	125	(109)	2	152
Unallocated	614	(302)	—	—	312

	$7,082	$1,450	$(1,325)	$44	$7,251

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	June 30, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$137,220	$681	$17,654	$2,659
Construction and land development	19,371	610	11,376	314
Residential	31,489	575	2,718	788
Commercial and industrial	45,334	384	1,558	504
Consumer	8,202	150	150	77
Unallocated	—	515	—	—

	$241,616	$2,915	$33,456	$4,342

	December 31, 2010
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$128,231	$386	$22,142	$2,393
Construction and land development	29,131	663	11,014	678
Residential	32,587	440	2,474	641
Commercial and industrial	45,920	747	1,424	416
Consumer	8,886	258	141	89
Unallocated	—	207	—	—

	$244,755	$2,701	$37,195	$4,217

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4. Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Balance, beginning of period	$3,972	$3,401	$3,963	$3,672
Transfers from loans	—	1,625	271	1,895
Capital improvements to property	—	—	50	—
Dispositions of property	(447)	(1,015)	(759)	(1,456)
Provision charged to income	(196)	—	(196)	(100)

Balance, end of period	$3,329	$4,011	$3,329	$4,011

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

NOTE 5. Deposits

Classifications of deposits were as follows:

	June 30, 2011	December 31, 2010
	($ in thousands)
Noninterest bearing demand deposits	$62,650	$69,145
Money market accounts	38,049	39,148
NOW accounts	56,558	57,878
Savings accounts	54,241	47,142
Time certificates of deposit, $100,000 and over	64,292	72,170
Time certificates of deposit, under $100,000	51,297	60,754

	$327,087	$346,237

NOTE 6. Borrowed Funds

Borrowed funds consist of the following:

	June 30, 2011	December 31, 2010
	($ in thousands)
Federal Home Loan Bank advances	$8,355	$3,771
Junior subordinated debentures	5,155	5,155
Capital lease obligation	585	592

	$14,095	$9,518

FHLB advances are secured by a blanket pledge on Bank assets as well as certain specific loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 1.95% at June 30, 2011. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “Borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company will be restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of June 30, 2011 and December 31, 2010, the accumulated deferred interest that was accrued on these securities was $188 thousand and $135 thousand, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	June 30, 2011		December 31, 2010
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$54,675	$—	$65,968	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

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

NOTE 8. Income Taxes

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates have historically been lower than statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance. The effect of these permanent differences, combined with adjustments related to certain state deferred tax benefits, has resulted in a consolidated effective tax rate of (9.7%) and 28.0% for the six-month periods ended June 30, 2011 and 2010.

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of June 30, 2011.

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

The Company had no unrecognized tax benefits at June 30, 2011 or December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended June 30, 2011 and December 31, 2010, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2008.

NOTE 9. Common and Preferred Stock

Common Stock:

No cash dividends on common stock were declared during the six-month periods ended June 30, 2011 and 2010.

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

During the six-month periods ended June 30, 2011 and 2010, the Company declared preferred stock dividends totaling $286 thousand each period. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of June 30, 2011 and December 31, 2010, accrued and unpaid dividends totaled $787 thousand and $500 thousand, respectively.

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

The following table presents estimated fair values of the Company’s financial instruments:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks/interest bearing deposits	$12,906	$12,906	$10,826	$10,826
Federal funds sold	5,645	5,645	5,015	5,015
Securities available for sale	64,618	64,618	69,730	69,730
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	267,293	273,446	274,416	280,075
Loans held for sale	1,682	1,682	2,371	2,371
Bank owned life insurance	3,852	3,852	3,792	3,792
Financial Liabilities:
Deposits	327,087	328,287	346,237	347,504
Securities sold under agreements to repurchase	—	—	135	135
Borrowed funds	14,095	11,594	9,518	7,010

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$20,490	$—	$20,490	$—
State and municipal securities	24,758	—	24,758	—
Corporate debt obligations	11,186	—	11,186	—
SBA participation certificates	3,611	—	3,611	—
Mortgage backed securities	2,166	—	2,166	—
Collateralized mortgage obligations	2,407	—	2,407	—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$30,124	$—	$30,124	$—
State and municipal securities	22,999	—	22,999	—
Corporate debt obligations	10,798	—	10,798	—
SBA participation certificates	3,378	—	3,378	—
Mortgage backed securities	2,165	—	2,165	—
Collateralized mortgage obligations	266	—	266	—

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of June 30, 2011 and December 31, 2010.

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

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended June 30, 2011 and December 31, 2010.

Certain assets are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write downs of individual assets due to impairment. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$14,362	$—	$—	$14,362
Foreclosed real estate	3,329	—	—	3,329

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$21,102	$—	$—	$21,102
Foreclosed real estate	2,126	—	—	2,126

The (gains) and losses resulting from nonrecurring fair value adjustments were as follows:

	June 30,	June 30,
	2011	2010
	($ in thousands)
Impaired loans	$1,915	$1,929
Foreclosed real estate	83	(97)

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

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$4,803	$5,174	-7.2%	$10,069	$10,582	-4.8%
Interest expense	1,079	1,638	-34.1%	2,245	3,398	-33.9%

Net interest income	3,724	3,536	5.3%	7,824	7,184	8.9%
Provision for loan losses	1,531	950	61.2%	2,362	1,450	62.9%

Net interest income after provision for loan losses	2,193	2,586	-15.2%	5,462	5,734	-4.7%
Noninterest income	904	1,044	-13.4%	1,714	1,960	-12.6%
Noninterest expense	3,577	3,291	8.7%	6,856	6,507	5.4%

Income before income taxes	(480)	339	-241.6%	320	1,187	-73.0%
Income tax expense	(231)	70	-430.0%	(31)	332	-109.3%

Net income	(249)	269	-192.6%	351	855	-58.9%
Preferred stock dividends and discount accretion, net	169	169	0.0%	339	338	0.3%

Net income applicable to common shares	$(418)	$100	-518.0%	$12	$517	-97.7%

Per Share Data:
Basic earnings per common share	$(0.14)	$0.04		$—	$0.22
Diluted earnings per common share	$(0.14)	$0.04		$—	$0.22
Book value per common share at period end	$8.57	$9.49
Selected Ratios:
Return on average assets	-0.43%	0.10%		0.01%	0.26%
Return on average equity	-4.55%	1.15%		0.07%	3.00%
Net interest margin	4.21%	3.85%		4.39%	3.92%
Efficiency ratio	77.29%	71.86%		71.88%	71.16%
Noninterest income to average assets	0.93%	1.04%		0.87%	0.98%
Noninterest expense to average assets	3.66%	3.28%		3.49%	3.25%
Ending shareholders’ equity to average assets	9.51%	8.76%		9.45%	8.77%
Nonperforming loans to gross loans	4.08%	3.74%		4.08%	3.74%
Allowance for loan losses to gross loans	2.64%	2.38%		2.64%	2.38%

Results of Operations

Earnings

The Company reported a net loss applicable to common shares of $418 thousand for the three months ended June 30, 2011, compared to net income applicable to common shares of $100 thousand for the comparable period in 2010. The second quarter loss resulted in net income applicable to common shares of $12 thousand for the first six months of 2011, compared to net income applicable to common shares of $517 thousand for first six months of 2010. Operating results during the second quarter of 2011 were hampered by increases to the provision for loan losses due to higher levels of loan delinquencies and net charge-offs. The provision for loan losses increased to $2.4 million for the six months ended June 30, 2011, compared to $1.5 million for the same period in 2011.

The return on average assets was -0.43% and 0.10% for the three-month periods ended June 30, 2011 and 2010, and 0.01% and 0.26% for the six-month periods ending on the same dates, respectively. The return on average equity was -4.55% and 1.15% for the three-month periods ended June 30, 2011 and 2010, and 0.07% and 3.00% for the six-month periods ending on the same dates, respectively.

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

Average Balances, Rates, and Interest Income and Expenses. The tables below set forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

The following table presents an analysis of the net interest income and net interest margin for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011			2010

	Average Balance	Interest Income or Expense (1)	Average Yield or Cost	Average Balance	Interest Income or Expense (1)	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$277,777	$4,213	6.07%	$317,469	$4,788	6.03%
Investment securities	69,356	587	3.39%	39,307	380	3.87%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	5,420	3	0.22%	8,970	6	0.27%

Total interest earning assets	353,814	4,803	5.43%	367,007	5,174	5.64%
Allowance for loan losses	(6,318)			(7,440)
Cash and due from banks	13,027			11,051
Other non-earning assets	30,034			30,700

Total assets	$390,557			$401,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	57,527	277	1.93%	49,040	203	1.66%
Money market accounts	41,479	63	0.61%	30,248	79	1.04%
Savings accounts	53,673	99	0.74%	45,374	103	0.91%
Time certificates of deposit	118,934	562	1.89%	156,207	1,083	2.77%

Total interest bearing deposits	271,613	1,001	1.47%	280,869	1,468	2.09%
Securities sold under repurchase agreements	1	—	0.00%	174	—	0.00%
Borrowed funds	5,245	50	3.81%	9,710	92	3.79%
Junior subordinated debentures	5,155	28	2.17%	5,155	78	6.05%

Total borrowed funds	10,401	78	3.00%	15,039	170	4.52%

Total interest bearing liabilities	282,014	1,079	1.53%	295,908	1,638	2.21%
Demand deposits	68,633			62,261
Other liabilities	3,152			8,460
Shareholders’ equity	36,758			34,689

Total liabilities and shareholders’ equity	$390,557			$401,318

Net interest income		$3,724			$3,536

Net interest spread			3.90%			3.43%

Net interest income to average earning assets (margin)			4.21%			3.85%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $107 thousand and $96 thousand is included in loan interest income for 2011 and 2010, respectively.

During the three months ended June 30, 2011 and 2010, net interest income was $3.7 million and $3.5 million, respectively. This $188 thousand, or 5.3%, increase in net interest income resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin improved 36 basis points from 3.85% to 4.21% for the three-month periods ending June 30, 2010 and 2011, respectively.

The following table presents an analysis of the net interest income and net interest margin for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011			2010
	Average Balance	Interest Income or Expense (1)	Average Yield or Cost	Average Balance	Interest Income or Expense (1)	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$280,537	$8,883	6.33%	$320,664	$9,862	6.15%
Investment Securities	69,611	1,180	3.39%	33,947	707	4.17%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	5,052	6	0.24%	10,651	13	0.24%

Total interest earning assets	356,461	10,069	5.65%	366,523	10,582	5.77%
Allowance for loan losses	(6,603)			(7,385)
Cash and due from banks	13,022			10,516
Other non-earning assets	30,539			31,228

Total assets	$393,419			$400,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	58,463	591	2.02%	43,738	326	1.49%
Money market accounts	41,739	133	0.64%	28,333	147	1.04%
Savings accounts	51,492	185	0.72%	45,749	240	1.05%
Time certificates of deposit	122,570	1,188	1.94%	161,953	2,319	2.86%

Total interest bearing deposits	274,264	2,097	1.53%	279,773	3,032	2.17%
Securities sold under repurchase agreements	26	—	0.00%	250	—	0.00%
Borrowed funds	4,510	94	4.17%	11,291	211	3.74%
Junior subordinated debentures	5,155	54	2.10%	5,155	155	6.01%

Total borrowed funds	9,691	148	3.05%	16,696	366	4.38%

Total interest bearing liabilities	283,955	2,245	1.58%	296,469	3,398	2.29%
Demand deposits	70,133			61,516
Other liabilities	2,930			8,407
Shareholders’ equity	36,401			34,490

Total liabilities and shareholders’ equity	$393,419			$400,882

Net interest income		$7,824			$7,184

Net interest spread			4.07%			3.48%

Net interest income to average earning assets (margin)			4.39%			3.92%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $225 thousand and $205 thousand is included in loan interest income for 2011 and 2010, respectively.

During the six months ended June 30, 2011 and 2010, net interest income was $7.8 million and $7.2 million, respectively. This $640 thousand, or 8.9%, increase in net interest income resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin improved 47 basis points from 3.92% to 4.39% for the six-month periods ending June 30, 2010 and 2011, respectively.

Interest income for the six months ended June 30, 2011 was $10.1 million, representing a decrease of $513 thousand, or 4.8%, compared to the same period in 2010. The decrease in interest income is related to a change in the mix of interest earning assets and a decrease in yield on investments, but was offset by an increase in the yield on loans. Loans, the highest yielding component of earning assets, represented 78.7% of average earning assets during the first six months of 2011, compared to 87.5% during the first six months of 2010. The average yield on loans increased 18 basis points to 6.33% for the first six months of 2011 from 6.15% for the comparable period in 2010. The increase in loan yield was offset by a $40.1 million, or 12.5%, decrease in average loan balances. As a result, interest income on loans decreasing $979 thousand, or 9.9%. Average investment securities increased $35.7 million, or 105.1%, from June 30, 2010 to June 30, 2011, as a result of management’s efforts to improve the Bank’s on-balance sheet liquidity and because of moderate loan demand. The yield on securities decreased 78 basis points from 4.17% for the six months ended June 30, 2010, to 3.39% for the comparable period in 2011. The increase in investment securities combined with the decrease in yield on securities resulted in an improvement in investment income of $473 thousand, or 66.9%.

Interest expense for the six months ended June 30, 2011, was $2.2 million, representing a decrease of $1.2 million, or 33.9%, compared to $3.4 million for the same period in 2010. This improvement in interest expense was impacted by reductions in and re-pricing of time certificates of deposit along with paydowns of borrowed funds. The decrease in interest expense was partially offset by an increase in interest expense for NOW accounts, which was the result of a campaign to increase core deposits by offering higher than market rates on these accounts. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit continue to re-price to the lower rates currently offered by the Bank. Overall, the average cost of deposits improved 64 basis points from 2.17% for the six months ended June 30, 2010, to 1.53% for the comparable period in 2011. Interest expense on junior subordinated debentures decreased $101 thousand, or 65.2%, because the interest rate, which had been fixed at 5.95% through June 30, 2010, now re-prices quarterly at the 3-month LIBOR rate plus 170 basis points.

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

	Three months ended June 30 2011 over 2010				Six months ended June 30 2011 over 2010
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(598)	$32	$(9)	$(575)	$(1,234)	$289	$(34)	$(979)
Investment securities	291	(47)	(37)	207	744	(132)	(139)	473
FHLB stock	—	—	—	—	—	—	—	—
Fed funds sold/interest bearing deposits	(2)	(1)	—	(3)	(7)	—	—	(7)

Total interest earning assets	(309)	(16)	(46)	(371)	(497)	157	(173)	(513)
Interest bearing liabilities
NOW accounts	35	33	6	74	110	116	39	265
Money market accounts	29	(33)	(12)	(16)	70	(57)	(27)	(14)
Savings accounts	19	(19)	(4)	(4)	30	(75)	(10)	(55)
Time certificates of deposit	(258)	(344)	81	(521)	(563)	(745)	177	(1,131)
Securities sold under repurchase agreements	—	—	—	—	—	—	—	—
Borrowed funds	(42)	—	—	(42)	(127)	24	(14)	(117)
Junior subordinated debentures	—	(50)	—	(50)	—	(101)	—	(101)

Total interest bearing liabilities	(217)	(413)	71	(559)	(480)	(838)	165	(1,153)

Total increase (decrease) in net interest income	$(92)	$397	$(117)	$188	$(17)	$995	$(338)	$640

The year over year decreases in interest income were primarily attributable to decreases in yield on investments and changes in the mix of interest earning assets with loan volume down and investment volume up, partially offset by increases in yield on loans. The decreases in interest income were more than offset by reductions in rates paid on time certificates of deposit and decreases in time certificates of deposit balances.

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

Presented below are the results of the simulation performed on the Bank’s financial information as of June 30, 2011 and 2010. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest re-pricing opportunity.

Projected Interest Rate Scenario	% Change in Net Interest Income		% Change in Economic Value of Equity
	2011	2010	2011	2010
+300	-13.4%	-17.9%	-31.8%	-38.2%
+200	-9.2%	-12.1%	-20.1%	-26.0%
+100	-4.5%	-5.6%	-8.3%	-13.3%
-25	1.1%	0.6%	2.2%	4.2%

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

The provision for loan losses during the six months ended June 30, 2011 was $2.4 million, which is an increase of $912 thousand, or 62.9%, over the $1.5 million added to the provision for the same period in 2010. The provision for loan losses was $1.5 million during the second quarter of 2011, compared to $1.0 million added to the provision for the same period in 2010. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the six months ended June 30, 2011, was 1.68% as compared to 0.90% for the same period in 2010.

The increase in the provision for loan losses during the six months ended June 30, 2011, compared to the same period in 2010, is attributable to increases in net charge-offs during the period as well as increases in past due loans.

Net charge-offs for the first six months of 2011 were $2.0 million compared to net charge-offs of $1.3 million for the first six months of 2010. Annualized net charge-offs were 1.44% and 0.80% of average gross loans for the six months ended June 30, 2011 and 2010, respectively. The majority of net charge-offs during the first six months of 2011 and 2010 were due to losses on real estate secured loans, which accounted for 88.9% and 80.0% of total net charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and customer base.

See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2011, was $904 thousand, a decrease of $140 thousand, or 13.4%, from the same period in 2010. Noninterest income for the six months ended June 30, 2011, was $1.7 million, a decrease of $246 thousand, or 12.6%, from the same period in 2010. The primary reason for the current year decline in noninterest income was the decrease of $285 thousand in the net gain on investment securities. The decrease in net gain on investment securities was partially offset by increases in service charges on deposits primarily related to increased overdraft and nonsufficient funds charges.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2011, was $3.6 million, an increase of $286 thousand, or 8.7%, from the same period in 2010. Noninterest expense for the six months ended June 30, 2011, was $6.9 million, a decrease of $349 thousand, or 5.4%, from the same period in 2010. The largest categories of increases in noninterest expenses were salaries and employee benefits and other noninterest expenses; these increases were partially offset by reductions in net losses on foreclosed real estate and FDIC assessments.

Year over year, salaries and employee benefits increased $231 thousand, or 7.5%. The increase is primarily attributable to adding employees to our Special Assets and Audit departments, the addition of two new loan officers and one business development officer, as well as small increases in staffing at several branch offices. Full-time employee equivalents (“FTEs”) climbed from 106 FTEs as of June 30, 2010, to 114 FTEs as of June 30, 2011.

Net loss on foreclosed real estate was $112 thousand for the three months ended June 30, 2011, compared to a net loss of $124 thousand for the same period in 2010. Net loss on foreclosed real estate and other property owned was $83 thousand for the six months ended June 30, 2011, compared to a net loss of $203 thousand for the same period in 2010. During 2011, the net loss on foreclosed real estate included net gains from sales of property of $113 thousand, offset by valuation allowance provisions of $196 thousand. For the same period in 2010, the net loss on foreclosed real estate and other property owned included net gains from sales of property of $97 thousand, offset by valuation allowance provisions of $100 thousand on foreclosed real estate and $200 thousand on other property owned.

FDIC assessments decreased $94 thousand, or 22.6%, year over year. Beginning in April 2011, the FDIC changed its assessment method from a deposit-based assessment to an asset-based assessment, which caused a reduction in total assessments of approximately $60 thousand during the second quarter of 2011. In addition, the FDIC discontinued its Transaction Account Guarantee Program premium in January 2011, which reduced total assessments by approximately $30 thousand through June 30, 2011.

Other noninterest expenses for the three months ended June 30, 2011, were $965 thousand, an increase of $237 thousand from the same period in 2010. Other noninterest expenses for the six months ended June 30, 2011, were $1.7 million, an increase of $252 thousand from the same period in 2010. Year-over-year cost increases in other noninterest expenses included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $84 thousand; costs associated with debit and credit card processing, which increased $86 thousand; appraisal and other loan costs, which increased $29 thousand; fees and costs related to the Bank’s Reward Checking and Savings accounts, which increased $27 thousand; and fees paid to the Bank’s overdraft program provider, which increased $16 thousand.

In addition to the foregoing, the Company experienced nominal year over year increases in the following other noninterest expense categories: occupancy and equipment increased $35 thousand, depreciation and amortization increased $33 thousand, and advertising and promotion increased $12 thousand.

Income Taxes

The Company’s consolidated effective tax rate as a percentage of pre-tax income for the six months ended June 30, 2011, was -9.7% as compared to 28.0% for the six months ended June 30, 2010. The effective tax rate differs from statutory rates principally because of non-taxable income arising from tax-exempt investment securities and bank owned life insurance.

Financial Condition

Securities

As of June 30, 2011, the Bank had $64.6 million of investment securities, which is a decrease of $5.1 million, or 7.3%, from December 31, 2010. Activity in the securities portfolio during the six months ended June 30, 2011, included $6.2 million in purchases, $10.5 million in called securities, $2.5 million in securities sold, paydowns of $228 thousand, and amortization of net purchase price premiums of $179 thousand. As of June 30, 2011, the securities portfolio included a net unrealized gain of $954 thousand, an increase of $2.1 million from December 31, 2010. With the exception of corporate bonds with a fair value of $11.2 million, all securities at June 30, 2011, are obligations of either the Treasury Department, U.S. government agencies or government-sponsored enterprises, or state or municipal governments.

Loans

At June 30, 2011, the Bank reported $275 million in gross loans, a decrease of $6.9 million, or 2.4%, compared to December 31, 2010. Construction and land development loans decreased $9.4 million, while commercial real estate increased $4.5 million. In response to the continuing weak economy, the Bank has implemented more stringent lending practices, has reduced purchasing participation loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

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

There is continued competitive pressure on pricing in the Bank’s primary market areas, especially for the most desirable loans. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped the Bank’s interest income, but it has negatively impacted interest rate risk, because interest income on these loans will not increase immediately when interest rates begin to rise. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next one to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less. Variable interest rate loans comprised 63.4% and 65.2% of the loan portfolio as of June 30, 2011 and December 31, 2010.

Nonperforming assets decreased $2.1 million, or 12.7%, from $16.7 million at December 31, 2010 to $14.6 million at June 30, 2011. Nonperforming assets as a percentage of total assets were 3.8% as of June 30, 2011, and 4.2% as of December 31, 2010. The following table shows a summary of nonperforming assets for the periods covered in this report:

	June 30, 2011	December 31, 2010
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$7,086	$8,661
Construction and land development	1,146	2,613
Residential real estate	1,109	1,362
Commercial and industrial	1,813	21
Consumer	77	56
Loans past due 90 days or more and accruing interest	—	—

Total nonperforming loans	11,231	12,713
Foreclosed real estate	3,329	3,963

Total nonperforming assets	$14,560	$16,676

Loans are generally placed on nonaccrual status when either principal or interest payments on the loan are 90 days or more past due. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At June 30, 2011, the Bank had twenty-three nonaccrual loans totaling $11.2 million compared to twenty-five nonaccrual loans totaling $12.7 million at December 31, 2010, representing a decrease of $1.5 million, or 11.7%. This decrease was comprised of $1.6 million in commercial real estate loans and $1.5 million in construction and land development loans, and was partially offset by a $1.8 million increase in commercial and industrial loans.

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

Five of the Bank’s nonaccrual loans, representing 56% of total nonaccrual balances, are involved in legal action to foreclose liens, place receivers in control or to seek relief from the automatic stay of bankruptcy. Negotiations are underway with one other large nonaccrual borrower for an agreement to liquidate the collateral on an orderly basis over the next three months. Management is pursuing resolution of these loans, as appropriate.

Two nonaccrual loans representing 14% of the nonaccrual balances are related to participation loans purchased from other banks. In both cases, there is adequate collateral support and the lead banks are pursuing appropriate legal action to recover the collateral or collect the loans.

Foreclosed real estate was $3.3 million at June 30, 2011, representing a decrease of $634 thousand, or 16.0%, from the amount reported at December 31, 2010. The three largest foreclosed real estate properties consist of a business park, developed residential lots and undeveloped land located in Clark, Spokane and Shoshone counties. The remaining foreclosed properties consist of eight properties that are primarily residential. Five of these properties are under contract for sales that are expected to close during the third quarter of 2011. Most of the properties are listed for sale with marketing plans intended to liquidate the properties in a responsible and timely manner.

A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession in loan terms or conditions that it would not otherwise consider. Restructured loans are included in impaired loans until such time as the restructured loan bears a market rate of interest, and performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The following table presents a summary of restructured loans:

	June 30, 2011		December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans
	($ in thousands)
Real estate:
Commercial	$10,162	$814	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	920	—	705
Commercial and industrial	570	—	397	—
Consumer	—	—	—	—

	$10,732	$1,734	$397	$4,677

Restructured loans increased significantly from $5.1 million at December 31, 2010, to $11.7 million at June 30, 2011. This net increase reflected an increase of $8.1 million in new restructured loans, offset by $1.5 million in payoffs and charge-offs. Included in the new restructured loans are six loans totaling $7.1 million that have been granted interest rate concessions or are temporarily on an interest-only basis but are otherwise paying as agreed. An additional loan for about $1.0 million is under a self-directed liquidation plan. Three loans totaling $3.6 million have been classified as restructured for over six months; these loans are performing satisfactorily according to their renegotiated terms.

When consideration is requested by a borrower and changes are negotiated in a workout agreement, the changes are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of workout agreements is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. Significant progress has been made in working with borrowers to develop viable and mutually acceptable plans for repayment. Management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid in full. All restructured loans, both those accruing interest and those on nonaccrual, were contractually current as of June 30, 2011.

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

As of June 30, 2011, the allowance for loan losses was $7.3 million, an increase of $339 thousand, or 4.9%, from the $6.9 million balance as of December 31, 2010. These allowance balances represented 2.6% and 2.5% of gross loans outstanding as of June 30, 2011 and December 31, 2010, respectively.

The increase in the allowance for loan losses is principally attributable to the provision for loan losses exceeding net charge-offs for the six months ended June 30, 2011. See the “Provision for Loan Losses” section above for additional discussion of the Bank’s charge-offs and provision for loans losses.

The following table provides a summary of activity in the allowance for loan losses during the second quarter of 2011 and 2010, respectively:

	Quarter ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,949	$1,391	$—	$—	$3,340
Construction and land development	1,066	73	(215)	—	924
Residential	1,366	52	(55)	—	1,363
Commercial and industrial	1,239	(222)	(129)	—	888
Consumer	280	(7)	(47)	1	227
Unallocated	271	244	—	—	515

	$6,171	$1,531	$(446)	$1	$7,257

	Quarter ended June 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,893	$515	$(40)	$—	$2,368
Construction and land development	1,668	(54)	(540)	25	1,099
Residential	966	481	(231)	2	1,218
Commercial and industrial	2,456	(344)	(20)	10	2,102
Consumer	169	63	(81)	1	152
Unallocated	23	289	—	—	312

	$7,175	$950	$(912)	$38	$7,251

The following table provides a summary of activity in the allowance for loan losses during the six months ended June 30, 2011 and 2010, respectively:

	Six months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,889	$(1,328)	$—	$3,340
Construction and land development	1,341	(90)	(327)	—	924
Residential	1,081	426	(160)	16	1,363
Commercial and industrial	1,162	(104)	(171)	1	888
Consumer	347	(66)	(55)	1	227
Unallocated	208	307	—	—	515

	$6,918	$2,362	$(2,041)	$18	$7,257

	Six months ended June 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$1,219	$(120)	$—	$2,368
Construction and land development	1,801	(24)	(705)	27	1,099
Residential	604	840	(231)	5	1,218
Commercial and industrial	2,660	(408)	(160)	10	2,102
Consumer	134	125	(109)	2	152
Unallocated	614	(302)	—	—	312

	$7,082	$1,450	$(1,325)	$44	$7,251

A majority of the net loan charge-offs during 2011 were from real estate loans and were primarily attributable to the depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$3,340	56.29%	$2,779	53.33%
Construction and land development	924	11.18%	1,341	14.24%
Residential	1,363	12.44%	1,081	12.44%
Commercial and industrial loans	888	17.05%	1,162	16.79%
Consumer and other	227	3.04%	347	3.20%
Supplementary allowance/non-specific factors	515	n/a	208	n/a

	$7,257	100.00%	$6,918	100.00%

Deferred Tax Asset

At June 30, 2011, the Company had recorded a net deferred tax asset of $241 thousand, which compared to a net deferred tax asset of $871 thousand at December 31, 2010. The net deferred tax asset decreased during the first six months of 2011 primarily as a result of an improvement in the fair value of available for sale securities. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of June 30, 2011.

Deposits

As of June 30, 2011, the Bank reported $327.1 million in deposits, which represents a decrease of $19.2 million, or 5.5%, from the $346.2 million in deposits reported as of December 31, 2010. Time deposits declined $17.3 million, other interest bearing deposits increased $4.7 million, and noninterest bearing demand deposits decreased $6.5 million. Time deposits have declined, in part, because some customers have moved time deposits into other interest bearing deposit accounts with higher yields as the rates paid by the Bank for time deposits have decreased in line with market rates.

Core deposits, which exclude time deposits, provide a relatively stable funding source. Core deposits decreased $1.8 million, or 0.9%, during the first six months of 2011 and represented 64.7% and 61.6% of total deposits as of June 30, 2011 and December 31, 2010, respectively.

The Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) program. Through CDARS, it is possible to provide FDIC deposit insurance to deposit balances in excess of current deposit insurance limits. CDARS uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and as of June 30, 2011, all of the Bank’s CDARS deposits were reciprocal. At June 30, 2011 and December 31, 2010, the Bank’s CDARS balances totaled $6.9 million and $6.5 million, respectively.

Borrowed Funds

Included in borrowed funds are FHLB advances, junior subordinated debentures, and a capital lease obligation. Borrowed funds were $14.1 million and $9.5 million as of June 30, 2011 and December 31, 2010, respectively. The $4.6 million increase in borrowed funds is primarily the result of an increase in FHLB advances net of payments.

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

Shareholders’ equity was $37.2 million at June 30, 2011, compared with $35.7 million at December 31, 2010. The $1.5 million increase in shareholders’ equity is attributable to $351 thousand in net income and a $1.4 million improvement in the net unrealized loss on investment securities, offset by $286 thousand in accrued preferred stock dividends.

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At June 30, 2011, the Bank’s total capital to risk weighted assets was 14.2% compared to 13.6% reported as of December 31, 2010. The improved capital ratio reflects the Bank’s net income during 2011 combined with a reduction in total risk weighted assets.

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of June 30, 2011, the Bank’s leverage ratio was 10.4%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the three-month and six-month periods ended June 30, 2011 and 2010. Generally, dividends contribute to the Company’s ability to meet its operating needs, including interest costs related to loans, junior subordinated debt, and preferred stock dividends. The Company’s ability to service borrowings is also generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

The Company has the potential to secure additional capital through the capital markets. The availability and cost of such capital is partially dependent on the Company’s financial performance, as well as on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. There can be no assurance the Company will be able to raise additional capital if needed or on terms acceptable to us.

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

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2011, commitments to extend credit totaled $70.6 million and letters of credit totaled $1.6 million.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At June 30, 2011, the Company had approximately $55 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of June 30, 2011, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 12, 2011	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2011	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer (Principal Financial Officer)

Dated: August 12, 2011	/s/ Lisa A. Sanborn
Lisa A. Sanborn
Controller, Secretary/Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.(1)

(1)

As provided in Rule 406T of Regulation S-T, these interactive date files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.