Form 10-Q
period 2011-09-30
NORTHWEST BANCORPORATION INC
filed 2011-11-09
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant has a single class of common stock, of which there were 3,081,748 shares issued and outstanding as of October 31, 2011.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and nine-month periods ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

($ in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$16,349	$10,813
Federal funds sold and other interest bearing deposits	11,971	5,028

Total cash and cash equivalents	28,320	15,841
Securities available for sale, at fair value	69,587	69,730
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $6,552 and $6,918	262,504	274,416
Loans held for sale	2,816	2,371
Premises and equipment, net	16,668	17,316
Accrued interest receivable	1,633	1,507
Foreclosed real estate	2,869	3,963
Bank owned life insurance	3,882	3,792
Other assets	3,825	4,378

TOTAL ASSETS	$393,365	$394,575

LIABILITIES
Deposits	$338,223	$346,237
Securities sold under agreements to repurchase	—	135
Accrued interest payable	482	464
Borrowed funds	13,651	9,518
Other liabilities	3,842	2,534

Total liabilities	356,198	358,888

SHAREHOLDERS’ EQUITY
Preferred stock—Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,219	10,131
Preferred stock—Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	557	566
Common stock, no par value, 5,000,000 shares authorized; 3,081,748 shares issued and outstanding	25,956	25,896
Accumulated deficit	(822)	(175)
Accumulated other comprehensive income (loss), net of tax effect of $-648 and $376	1,257	(731)
Total shareholders’ equity	37,167	35,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,365	$394,575

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,129	$4,868	$13,012	$14,730
Investment securities	537	356	1,717	1,063
Federal funds sold and interest bearing deposits	6	5	12	18

Total interest income	4,672	5,229	14,741	15,811
Interest expense:
Deposits	924	1,345	3,021	4,377
Borrowed funds	99	108	247	474

Total interest expense	1,023	1,453	3,268	4,851

Net interest income	3,649	3,776	11,473	10,960
Provision for loan losses	2,531	600	4,893	2,050

Net interest income after provision for loan losses	1,118	3,176	6,580	8,910
Noninterest income:
Service charges on deposits	392	399	1,115	1,032
Gain from sale of loans, net	238	237	548	553
Gain on investment securities, net	232	64	265	382
Other noninterest income	320	263	968	956

Total noninterest income	1,182	963	2,896	2,923
Noninterest expense:
Salaries and employee benefits	1,510	1,619	4,841	4,719
Occupancy and equipment	330	305	978	918
Depreciation and amortization	298	289	901	859
Advertising and promotion	97	65	271	227
(Gain) loss on foreclosed real estate, net	(54)	86	29	289
FDIC assessments	129	203	451	619
Other noninterest expenses	863	806	2,558	2,249

Total noninterest expense	3,173	3,373	10,029	9,880

Income (loss) before income taxes	(873)	766	(553)	1,953
Income tax expense (benefit)	(383)	238	(414)	570

Net income (loss)	$(490)	$528	$(139)	$1,383

Preferred stock dividends and discount accretion, net	169	170	508	508

Net income (loss) applicable to common shares	$(659)	$358	$(647)	$875

Earnings (loss) per common share—basic	$(0.21)	$0.12	$(0.21)	$0.34
Earnings (loss) per common share—diluted	$(0.21)	$0.12	$(0.21)	$0.34
Weighted average shares outstanding—basic	3,081,748	2,967,984	3,079,594	2,579,769
Weighted average shares outstanding—diluted	3,081,748	2,970,334	3,079,594	2,581,447

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	($490)	$528	($139)	$1,383
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	475	192	1,813	(52)
Less: reclassification adjustment for gains included in net income	153	42	175	252

Other comprehensive income	628	234	1,988	200
Comprehensive income	$138	$762	$1,849	$1,583

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$10,592	$23,269	($443)	$388	$33,806
Net income	0	0	945	0	945
Stock issued to directors	0	22	0	0	22
Issuance of common stock, net of issuance costs of $162	0	2,585	0	0	2,585
Dividends on preferred stock	0	0	(572)	0	(572)
Accretion of preferred stock discount, net	105	0	(105)	0	0
Equity-based compensation expense	0	34	0	0	34
Tax effect of vested stock awards	0	(14)	0	0	(14)
Change in unrealized gain on securities available for sale, net of taxes	0	0	0	(1,119)	(1,119)

Comprehensive loss
Balance, December 31, 2010	10,697	25,896	(175)	(731)	35,687
Net loss	0	0	(139)	0	(139)
Stock issued to directors	0	21	0	0	21
Dividends on preferred stock	0	0	(429)	0	(429)
Accretion of preferred stock discount, net	79	0	(79)	0	—
Equity-based compensation expense	0	39	0	0	39
Change in unrealized loss on securities available for sale, net of taxes	0	0	0	1,988	1,988

Comprehensive income
Balance, September 30, 2011	$10,776	$25,956	($822)	$1,257	$37,167

See accompanying notes.

NORTHWEST BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

($ in thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($139)	$1,383
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities discounts and premiums, net	337	(25)
Gain on sale of securities, net	(265)	(382)
Accretion of net deferred loan fees	(179)	(165)
Provision for loan losses	4,893	2,050
Origination of loans held for sale	(27,238)	(31,368)
Proceeds from sales of loans held for sale	27,341	28,888
Gain on sale of loans held for sale, net	(548)	(553)
Depreciation and amortization	901	859
Loss on disposal of premises and equipment	5	—
Provision for losses on foreclosed real estate	429	439
Gain on sale of foreclosed real estate, net	(400)	(150)
Increase in cash surrender value of bank owned life insurance	(90)	(92)
Decrease in deferred income taxes, net	288	(94)
Equity-based compensation expense	39	26
Issuance of common stock under directors’ compensation arrangements	21	22
Change in assets and liabilities:
Accrued interest receivable	(126)	(119)
Other assets	(759)	1,670
Accrued interest payable	18	(193)
Other liabilities	879	116

Net cash provided by operating activities	5,407	2,312

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(23,534)	(45,120)
Proceeds from maturities, calls and principal repayments	20,150	22,409
Proceeds from sales	6,467	6,529
Proceeds from sale of equity investment	—	189
Net decrease in loans	6,439	20,769
Purchase of premises and equipment	(258)	(460)
Proceeds from sale of foreclosed real estate, net of capital improvements	1,824	1,986

Net cash provided by investing activities	11,088	6,302

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(8,014)	(1,900)
Decrease in securities sold under agreement to repurchase	(135)	(97)
Proceeds from borrowed funds	7,000	—
Repayment of borrowed funds	(2,867)	(6,058)
Proceeds from issuance of common stock	—	2,585
Dividends paid on preferred stock	—	(72)

Net cash used by financing activities	(4,016)	(5,542)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,479	3,072
Cash and cash equivalents, beginning of period	15,841	18,119

Cash and cash equivalents, end of period	$28,320	$21,191

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$3,250	$5,044
Income taxes	329	574
Noncash investing and financing activities:
Increase in fair value of securities available for sale, net	1,988	200
Acquisition of real estate in settlement of loans	993	2,539
Foreclosed real estate financed in-house	234	99
Preferred stock dividend accrued but not paid	429	358

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2011 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

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

ASU No. 2011-02 is effective beginning in the third quarter of 2011 and will be applied retrospectively to the entire year. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity is expected to apply the amendments prospectively. An entity is also expected to disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired because of the provisions of this amendment. This amendment had no impact on the Company’s consolidated financial statements.

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

ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. Current GAAP provides three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option and also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU also requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, rather than presenting other comprehensive income in a footnote. The provisions of this ASU are effective beginning in the first quarter of 2012 and will be applied retrospectively. The Company’s presentation of consolidated comprehensive income changed in order to comply with the provisions of this ASU.

NOTE 2. Investment Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at September 30, 2011 and December 31, 2010.

The amortized cost of securities and their approximate fair values at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
State and municipal securities	$24,132	$1,526	$(5)	$25,653
Corporate debt obligations	14,378	192	(176)	14,394
U.S. government agency securities	10,461	120	—	10,581
Collateralized mortgage obligations	8,459	74	(42)	8,491
SBA participation certificates	7,904	91	(5)	7,990
Mortgage backed securities	2,348	130	—	2,478

	$67,682	$2,133	$(228)	$69,587

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
State and municipal securities	$23,332	$343	$(676)	$22,999
Corporate debt obligations	11,060	40	(302)	10,798
U.S. government agency securities	30,787	16	(679)	30,124
Collateralized mortgage obligations	269	—	(3)	266
SBA participation certificates	3,243	135	—	3,378
Mortgage backed securities	2,146	47	(28)	2,165

	$70,837	$581	$(1,688)	$69,730

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$1,284	$3	$259	$2	$1,543	$5
Corporate debt obligations	3,137	88	1,697	88	4,834	176
Collateralized mortgage obligations	5,292	42	—	—	5,292	42
SBA participation certificates	2,458	5	—	—	2,458	5

	$12,171	$138	$1,956	$90	$14,127	$228

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	($ in thousands)
State and municipal securities	$13,313	$625	$878	$51	$14,191	$676
Corporate debt obligations	9,223	302	—	—	9,223	302
U.S. government agency securities	22,098	679	—	—	22,098	679
Collateralized mortgage obligations	266	3	—	—	266	3
Mortgage backed securities	1,728	28	—	—	1,728	28

	$46,628	$1,637	$878	$51	$47,506	$1,688

Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2011, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity. At September 30, 2011, 27 of the Bank’s securities had unrealized losses. At December 31, 2010, 112 of the Bank’s securities had unrealized losses.

Scheduled maturities of securities available for sale at September 30, 2011, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	($ in thousands)
Due within one year	$325	$327
Due after one year through five years	8,426	8,562
Due after five years through ten years	3,570	3,691
Due after ten years	36,650	38,048
Mortgage backed, collateralized mortgage obligation, and SBA participation certificates	18,711	18,959

	$67,682	$69,587

At September 30, 2011 and December 31, 2010, securities with an amortized cost of $6.3 million and $11.2 million, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $6.4 million and $11.0 million at September 30, 2011 and December 31, 2010, respectively.

Seven securities were sold in the nine-month period ended September 30, 2011, resulting in gross gains of $267 thousand. Eleven securities were sold in the nine-month period ended September 30, 2010, resulting in gross gains of $443 thousand and gross losses of $61 thousand.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the nine-month period ended September 30, 2011, one security was called and the unamortized premium of $2 thousand was included in the total gain on sale of securities. During the nine-month period ended September 30, 2010, all securities with early calls had no remaining unamortized premiums or discounts and therefore, the early calls had no impact on income.

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

At September 30, 2011, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and therefore has suspended future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

The following table presents the Bank’s loan balances for the periods indicated:

	September 30, 2011	December 31, 2010

	($ in thousands)
Real estate:
Commercial	$148,737	$150,373
Construction and land development	28,643	40,145
Residential	31,865	35,061
Commercial and industrial	53,146	47,345
Consumer	7,097	9,026

	269,488	281,950
Allowance for loan losses	(6,552)	(6,918)
Net deferred loan fees	(432)	(616)

	$262,504	$274,416

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	September 30, 2011
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,106	$—	$5,624	$6,730	$142,007	$148,737
Construction and land development	4,203	—	275	4,478	24,165	28,643
Residential	794	20	—	814	31,051	31,865
Commercial and industrial	1,176	—	—	1,176	51,970	53,146
Consumer	156	21	28	205	6,892	7,097

	$7,435	$41	$5,927	$13,403	$256,085	$269,488

	December 31, 2010
	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,202	$132	$3,394	$4,728	$145,645	$150,373
Construction and land development	272	262	1,691	2,225	37,920	40,145
Residential	662	31	269	962	34,099	35,061
Commercial and industrial	—	—	21	21	47,324	47,345
Consumer	49	96	3	148	8,878	9,026

	$2,185	$521	$5,378	$8,084	$273,866	$281,950

No loans over 90 days past due were still on accrual status as of September 30, 2011 and December 31, 2010.

Nonaccrual loans, segregated by class of loans, were as follows:

	September 30, 2011	December 31, 2010

	($ in thousands)
Real estate:
Commercial	$6,521	$8,661
Construction and land development	3,481	2,613
Residential	1,004	1,362
Commercial and industrial	659	21
Consumer	74	56

	$11,739	$12,713

If the Bank’s nonaccrual loans had performed in accordance with their original contractual terms, additional interest income of $533 thousand and $374 thousand would have been recognized for the nine-month periods ended September 30, 2011 and 2010, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of September 30, 2011, the Bank’s impaired loan balances were as follows:

	September 30, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$19,061	$4,362	$12,708	$17,070	$2,080
Construction and land development	15,388	9,403	3,962	13,365	725
Residential	1,794	115	1,510	1,625	349
Commercial and industrial [1]	1,868	60	1,222	1,282	467
Consumer	161	1	154	155	70

	$38,272	$13,941	$19,556	$33,497	$3,691

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$22,586	$2,478	$19,664	$22,142	$2,393
Construction and land development	12,697	8,582	2,432	11,014	678
Residential	2,777	95	2,379	2,474	641
Commercial and industrial	1,585	717	707	1,424	416
Consumer	170	4	137	141	89

	$39,815	$11,876	$25,319	$37,195	$4,217

[1]	One loan with a USDA guarantee was included in this category net of the guarantee.

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended September 30,
	2011		2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$17,427	$246	$17,456	$241
Construction and land development	11,289	172	12,523	106
Residential	2,138	12	2,410	21
Commercial and industrial	2,233	82	1,591	24
Consumer	226	5	58	1

	$33,313	$517	$34,038	$393

	Nine months ended September 30,
	2011		2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$20,286	$797	$13,972	$561
Construction and land development	11,308	395	13,537	303
Residential	2,770	76	2,272	76
Commercial and industrial	2,032	127	1,768	73
Consumer	173	12	78	3

	$36,569	$1,407	$31,627	$1,016

Troubled debt restructuring (“TDR”): A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extention of payments of principal or interest, or both. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit, and is at a market rate for a transaction of similar risk. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The recorded investment in restructured loans was as follows:

	September 30, 2011		December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans
	($ in thousands)
Real estate:
Commercial	$8,813	$802	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	920	—	705
Commercial and industrial	541	—	397	—
Consumer	13	—	—	—

	$9,367	$1,722	$397	$4,677

For the nine-month periods ended September 30, 2011 and 2010, the Bank recognized interest income of approximately $404 thousand and $40 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the nine-month periods ending September 30, 2011 and 2010, were as follows:

	September 30, 2011			September 30, 2010
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post- modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	5	$6,301	$6,301	—	$—	$—
Construction and land development	—	—	—	—	—	—
Residential	1	920	920	1	705	705
Commercial and industrial	1	288	288	3	404	404
Consumer	1	13	13	—	—	—

	8	$7,522	$7,522	4	$1,109	$1,109

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. The Bank is not committed to lend additional funds to debtors whose loans have been restructured. As a result of the amendments adopted with ASU No. 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of the the current fiscal year for identification as troubled debt restructurings. No newly impaired loans resulted from this assessment.

Troubled debt restructurings for which there was a payment default during the nine-month periods ending September 30, 2011 and 2010, were as follows:

	September 30, 2011		September 30, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	2	$1,553	—	$—
Construction and land development	—	—	—	—
Residential	—	—	—	—
Commercial and industrial	—	—	1	123
Consumer	1	13	—	—

	3	$1,566	1	$123

Restructured loans for which there was a payment default during the period are included in the calculation of the allowance for loan losses as is deemed appropriate for each defaulted credit.

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

The following table summarizes the Bank’s internal risk rating by loan class:

	September 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$118,108	$10,315	$20,314	$—	$148,737
Construction and land development	11,627	4,220	12,796	—	28,643
Residential	28,211	1,865	1,789	—	31,865
Commercial and industrial	48,518	1,558	3,070	—	53,146
Consumer	6,863	78	156	—	7,097

	$213,327	$18,036	$38,125	$—	$269,488

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$113,338	$9,075	$27,960	$—	$150,373
Construction and land development	22,650	1,257	16,238	—	40,145
Residential	30,372	2,143	2,546	—	35,061
Commercial and industrial	38,717	7,221	1,407	—	47,345
Consumer	8,829	47	149	1	9,026

	$213,906	$19,743	$48,300	$1	$281,950

Allowance for Loan Losses: The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of probable losses within the existing loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology is based on guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Activity in the allowance for loan losses was as follows for the quarters ended September 30, 2011 and 2010:

	Quarter ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,340	$(102)	$(500)	$—	$2,738
Construction and land development	924	2,679	(2,200)	2	1,405
Residential	1,363	288	(502)	3	1,152
Commercial and industrial	888	6	(45)	9	858
Consumer	227	(41)	(5)	2	183
Unallocated	515	(299)	—	—	216

	$7,257	$2,531	$(3,252)	$16	$6,552

	Quarter ended September 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,368	$243	$(31)	$—	$2,580
Construction and land development	1,099	337	(152)	—	1,284
Residential	1,218	(161)	(58)	3	1,002
Commercial and industrial	2,102	(348)	(157)	—	1,597
Consumer	152	69	(44)	15	194
Unallocated	312	460	—	—	772

	$7,251	$600	$(440)	$18	$7,429

Activity in the allowance for loan losses was as follows for the nine-month periods ended September 30, 2011 and 2010:

	Nine months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,787	$(1,828)	$—	$2,738
Construction and land development	1,341	2,589	(2,527)	2	1,405
Residential	1,081	714	(662)	19	1,152
Commercial and industrial	1,162	(80)	(233)	9	858
Consumer	347	(125)	(42)	3	183
Unallocated	208	8	—	—	216

	$6,918	$4,893	$(5,292)	$33	$6,552

	Nine months ended September 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$1,461	$(150)	$—	$2,580
Construction and land development	1,801	313	(857)	27	1,284
Residential	604	679	(289)	8	1,002
Commercial and industrial	2,660	(758)	(317)	12	1,597
Consumer	134	197	(152)	15	194
Unallocated	614	158	—	—	772

	$7,082	$2,050	$(1,765)	$62	$7,429

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	September 30, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$131,667	$658	$17,070	$2,080
Construction and land development	15,278	680	13,365	725
Residential	30,240	803	1,625	349
Commercial and industrial	51,864	391	1,282	467
Consumer	6,942	113	155	70
Unallocated	—	215	—	—

	$235,991	$2,860	$33,497	$3,691

	December 31, 2010
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$128,231	$386	$22,142	$2,393
Construction and land development	29,131	663	11,014	678
Residential	32,587	440	2,474	641
Commercial and industrial	45,920	747	1,424	416
Consumer	8,886	258	141	89
Unallocated	—	207	—	—

	$244,755	$2,701	$37,195	$4,217

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4. Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	($ in thousands)		($ in thousands)
Balance, beginning of period	$3,329	$4,011	$3,963	$3,672
Transfers from loans	722	644	993	2,539
Capital improvements to property	—	—	50	—
Dispositions of property	(949)	(479)	(1,708)	(1,935)
Provision charged to income	(233)	(139)	(429)	(239)

Balance, end of period	$2,869	$4,037	$2,869	$4,037

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

NOTE 5. Deposits

Classifications of deposits were as follows:

	September 30,	December 31,
	2011	2010
	($ in thousands)
Noninterest bearing demand deposits	$72,263	$69,145
Money market accounts	36,782	39,148
NOW accounts	62,216	57,878
Savings accounts	56,224	47,142
Time certificates of deposit, $100,000 and over	61,797	72,170
Time certificates of deposit, under $100,000	48,941	60,754

	$338,223	$346,237

NOTE 6. Borrowed Funds

Borrowed funds consist of the following:

	September 30,	December 31,
	2011	2010
	($ in thousands)
Federal Home Loan Bank advances	$7,914	$3,771
Junior subordinated debentures	5,155	5,155
Capital lease obligation	582	592

	$13,651	$9,518

FHLB advances are secured by a blanket pledge on Bank assets as well as certain specific loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.16 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.05% at September 30, 2011. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5 million to third-party investors. The common securities are included in “Other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “Borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning September 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company will be restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of September 30, 2011 and December 31, 2010, the accumulated deferred interest that was accrued on these securities was $216 thousand and $135 thousand, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	September 30, 2011		December 31, 2010
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$54,610	$—	$65,968	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

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

NOTE 8. Income Taxes

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense (benefit) to the net income (loss) before tax on the Statement of Operations (referred to as the effective tax rate) differs substantially from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) on the Statement of Operations were as follows:

	September 30, 2011	September 30, 2010
	($ in thousands)
Federal income tax expense (benefit) at statutory rate	$(189)	$664
Effect of tax-exempt interest income	(183)	(158)
Effect of nondeductible interest expense	10	12
Effect of other nondeductible expenses	9	10
Effect of state income tax expense (benefit)	(28)	32
Other	(33)	10

Income tax expense (benefit)	$(414)	$570

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of September 30, 2011.

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

The Company had no unrecognized tax benefits at September 30, 2011 or December 31, 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended September 30, 2011 and December 31, 2010, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2008.

NOTE 9. Common and Preferred Stock

Common Stock:

No cash dividends on common stock were declared during the nine-month periods ended September 30, 2011 and 2010.

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

During the nine-month periods ended September 30, 2011 and 2010, the Company declared preferred stock dividends totaling $429 thousand each period. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of September 30, 2011 and December 31, 2010, accrued and unpaid dividends totaled $930 thousand and $500 thousand, respectively.

NOTE 10. Fair Values

The Company determines the fair value of its financial instruments based on the fair value hierarchy established in ASC 820 Fair Value Measurements and Disclosures. The Standard provides enhanced guidance for measuring assets and liabilities using fair value and applies to situations where other standards require or permit assets or liabilities to be measured at fair value. ASC 820 also requires expanded disclosure of items that are measured at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.

The following table presents estimated fair values of the Company’s financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	($ in thousands)
Financial Assets:
Cash and due from banks	$16,349	$16,349	$10,813	$10,813
Federal funds sold and other interest bearing deposits	11,971	11,971	5,028	5,028
Securities available for sale	69,587	69,587	69,730	69,730
Federal Home Loan Bank stock	1,261	1,261	1,261	1,261
Loans receivable, net	262,504	266,877	274,416	280,075
Loans held for sale	2,816	2,816	2,371	2,371
Bank owned life insurance	3,882	3,882	3,792	3,792
Financial Liabilities:
Deposits	338,223	339,579	346,237	347,504
Securities sold under agreements to repurchase	—	—	135	135
Borrowed funds	13,651	11,582	9,518	7,010

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$10,581	$—	$10,581	$—
State and municipal securities	25,653	—	25,653	—
Corporate debt obligations	14,394	—	14,394	—
SBA participation certificates	7,990	—	7,990	—
Mortgage backed securities	2,478	—	2,478	—
Collateralized mortgage obligations	8,491	—	8,491	—

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$30,124	$—	$30,124	$—
State and municipal securities	22,999	—	22,999	—
Corporate debt obligations	10,798	—	10,798	—
SBA participation certificates	3,378	—	3,378	—
Mortgage backed securities	2,165	—	2,165	—
Collateralized mortgage obligations	266	—	266	—

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of September 30, 2011 and December 31, 2010.

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

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended September 30, 2011 and December 31, 2010.

Certain assets are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write downs of individual assets due to impairment. The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$15,865	$—	$—	$15,865
Foreclosed real estate	2,869	—	—	2,869

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired loans	$21,102	$—	$—	$21,102
Foreclosed real estate	2,126	—	—	2,126

The losses resulting from nonrecurring fair value adjustments were as follows:

	September 30,	September 30,
	2011	2010
	($ in thousands)
Impaired loans	$5,093	$2,333
Foreclosed real estate	29	89

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

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$4,672	$5,229	-10.7%	$14,741	$15,811	-6.8%
Interest expense	1,023	1,453	-29.6%	3,268	4,851	-32.6%

Net interest income	3,649	3,776	-3.4%	11,473	10,960	4.7%
Provision for loan losses	2,531	600	321.8%	4,893	2,050	138.7%

Net interest income after provision for loan losses	1,118	3,176	-64.8%	6,580	8,910	-26.2%
Noninterest income	1,182	963	22.7%	2,896	2,923	-0.9%
Noninterest expense	3,173	3,373	-5.9%	10,029	9,880	1.5%

Income before income taxes	(873)	766	-214.0%	(553)	1,953	-128.3%
Income tax expense	(383)	238	-260.9%	(414)	570	-172.6%

Net income	(490)	528	-192.8%	(139)	1,383	-110.1%
Preferred stock dividends and discount accretion, net	169	170	-0.6%	508	508	0.0%

Net income applicable to common shares	$(659)	$358	-284.1%	$(647)	$875	-173.9%

Per Share Data:
Basic earnings per common share	$(0.21)	$0.12		$(0.21)	$0.34
Diluted earnings per common share	$(0.21)	$0.12		$(0.21)	$0.34
Book value per common share at period end	$8.56	$8.76		$8.56	$8.76
Selected Ratios:
Return on average assets	-0.68%	0.36%		-0.22%	0.24%
Return on average equity	-7.11%	3.94%		-2.36%	3.27%
Net interest margin	4.12%	4.23%		4.30%	4.07%
Efficiency ratio	65.68%	71.18%		69.80%	71.17%
Noninterest income to average assets	1.21%	0.98%		0.98%	0.81%
Noninterest expense to average assets	3.26%	3.44%		3.41%	2.73%
Ending shareholders’ equity to average assets	9.54%	9.58%		9.48%	7.80%
Nonperforming loans to gross loans	4.36%	3.87%		4.36%	3.87%
Allowance for loan losses to gross loans	2.43%	2.50%		2.43%	2.50%

Results of Operations

Earnings

The Company reported a net loss applicable to common shares of $659 thousand for the three months ended September 30, 2011, compared to net income applicable to common shares of $358 thousand for the comparable period in 2010. The third quarter loss resulted in net loss applicable to common shares of $647 thousand for the first nine months of 2011, compared to net income applicable to common shares of $875 thousand for first nine months of 2010. Operating results during the third quarter of 2011 were adversely affected by increases to the provision for loan losses due to higher levels of loan delinquencies and net charge-offs. The provision for loan losses increased to $2.5 million for the quarter ended September 30, 2011, compared to $600 thousand for the same period in 2010. The provision for loan losses was $4.9 million for the nine months ended September 30, 2011, compared to $2.1 million for the same period in 2010. The significant increase in the provision for loan losses during the third quarter of 2011 was attributable to one loan that became impaired during the quarter.

The return on average assets was -0.68% and 0.36% for the three-month periods ended September 30, 2011 and 2010, and -0.22% and 0.24% for the nine-month periods ending on the same dates, respectively. The return on average equity was -7.11% and 3.94% for the three-month periods ended September 30, 2011 and 2010, and -2.36% and 3.27% for the nine-month periods ending on the same dates, respectively.

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

The following table presents a summary of the net interest income and net interest margin for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011			2010
	Average Balance	Interest Income or Expense (1)	Average Yield or Cost	Average Balance	Interest Income or Expense (1)	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$275,411	$4,129	6.00%	$306,022	$4,868	6.36%
Investment securities	68,325	537	3.14%	40,011	356	3.56%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	9,565	6	0.25%	10,133	5	0.20%

Total interest earning assets	354,562	4,672	5.27%	357,427	5,229	5.85%
Allowance for loan losses	(7,015)			(7,476)
Cash and due from banks	12,568			11,871
Other non-earning assets	29,487			30,720

Total assets	$389,602			$392,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	57,976	249	1.72%	56,400	272	1.93%
Money market accounts	39,176	46	0.47%	34,337	82	0.96%
Savings accounts	56,928	90	0.63%	43,707	91	0.83%
Time certificates of deposit	112,292	539	1.92%	140,496	900	2.56%

Total interest bearing deposits	266,372	924	1.39%	274,940	1,345	1.96%
Securities sold under repurchase agreements	—	—	0.00%	159	—	0.00%
Borrowed funds	8,648	72	3.33%	8,179	80	3.91%
Junior subordinated debentures	5,155	27	2.10%	5,155	28	2.17%

Total borrowed funds	13,803	99	2.87%	13,493	108	3.20%

Total interest bearing liabilities	280,175	1,023	1.46%	288,433	1,453	2.02%
Demand deposits	68,631			65,641
Other liabilities	3,705			2,085
Shareholders’ equity	37,091			36,383

Total liabilities and shareholders’ equity	$389,602			$392,542

Net interest income		$3,649			$3,776

Net interest spread			3.81%			3.83%

Net interest income to average earning assets (margin)			4.12%			4.23%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $72 thousand and $54 thousand is included in loan interest income for 2011 and 2010, respectively.

During the three months ended September 30, 2011 and 2010, net interest income was $3.6 million and $3.8 million, respectively. This $127 thousand, or 3.4%, decrease in net interest income resulted from interest income declining at a faster rate than interest expense as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin declined 11 basis points from 4.23% to 4.12% for the three-month periods ending September 30, 2010 and 2011, respectively.

The following table presents a summary of the net interest income and net interest margin for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011			2010
	Average Balance	Interest Income or Expense (1)	Average Yield or Cost	Average Balance	Interest Income or Expense (1)	Average Yield or Cost
	($ in thousands)
ASSETS
Loans, gross (2) (3)	$278,810	$13,012	6.22%	$310,848	$14,730	6.32%
Investment Securities	69,178	1,717	3.31%	36,101	1,063	3.93%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	6,573	12	0.24%	10,511	18	0.23%

Total interest earning assets	355,822	14,741	5.52%	358,721	15,811	5.88%
Allowance for loan losses	(6,742)			(7,416)
Cash and due from banks	12,869			11,017
Other non-earning assets	30,312			119,794

Total assets	$392,261			$482,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
NOW accounts	58,299	840	1.92%	48,298	598	1.65%
Money market accounts	40,875	179	0.58%	30,450	229	1.00%
Savings accounts	53,324	275	0.69%	45,022	331	0.98%
Time certificates of deposit	119,107	1,727	1.93%	152,392	3,219	2.82%

Total interest bearing deposits	271,605	3,021	1.48%	276,162	4,377	2.11%
Securities sold under repurchase agreements	17	—	0.00%	219	—	0.00%
Borrowed funds	5,904	166	3.75%	10,189	291	3.81%
Junior subordinated debentures	5,155	81	2.10%	5,155	183	4.73%

Total borrowed funds	11,076	247	2.97%	15,563	474	4.06%

Total interest bearing liabilities	282,681	3,268	1.54%	291,725	4,851	2.22%
Demand deposits	69,626			62,968
Other liabilities	3,362			91,724
Shareholders’ equity	36,592			35,699

Total liabilities and shareholders’ equity	$392,261			$482,116

Net interest income		$11,473			$10,960

Net interest spread			3.98%			3.66%

Net interest income to average earning assets (margin)			4.30%			4.07%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $296 thousand and $259 thousand is included in loan interest income for 2011 and 2010, respectively.

During the nine months ended September 30, 2011 and 2010, net interest income was $11.5 million and $11.0 million, respectively. This $513 thousand, or 4.7%, increase in net interest income resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin improved 23 basis points from 4.07% to 4.30% for the nine-month periods ending September 30, 2010 and 2011, respectively.

Interest income for the nine months ended September 30, 2011 was $14.7 million, representing a decrease of $1.1 million, or 6.8%, compared to the same period in 2010. The decrease in interest income is related to a change in the mix of interest earning assets and a decrease in yield on loans and investments. Loans, the highest yielding component of earning assets, represented 78.4% of average earning assets during the first nine months of 2011, compared to 86.7% during the first nine months of 2010. The average yield on loans decreased 10 basis points to 6.22% for the first nine months of 2011 from 6.32% for the comparable period in 2010. The reduction in loan yield combined with a $32.0 million, or 10.3%, decrease in average loan balances resulted in interest income on loans decreasing $1.7 million, or 11.7%. Average investment securities increased $33.1 million, or 91.6%, from September 30, 2010 to September 30, 2011, as a result of moderate loan demand. The yield on securities decreased 62 basis points from 3.93% for the nine months ended September 30, 2010, to 3.31% for the comparable period in 2011. The increase in investment securities combined with the decrease in yield on securities resulted in an improvement in investment income of $654 thousand, or 61.5%.

Interest expense for the nine months ended September 30, 2011, was $3.3 million, representing a decrease of $1.6 million, or 32.6%, compared to $4.9 million for the same period in 2010. This improvement in interest expense was impacted by reductions in and re-pricing of time certificates of deposit, by reductions in rates paid on money market and savings accounts, and by paydowns of borrowed funds. The decrease in interest expense was partially offset by an increase in interest expense for NOW accounts, which was the result of a campaign to increase core deposits by offering higher than market rates on these accounts. The Bank expects to continue to see reductions in interest expense in the near-term as time certificates of deposit continue to re-price to the lower rates currently offered by the Bank. Overall, the average cost of deposits improved 63 basis points from 2.11% for the nine months ended September 30, 2010, to 1.48% for the comparable period in 2011. Interest expense on junior subordinated debentures decreased $102 thousand, or 55.7%, because the interest rate, which had been fixed at 5.95% through June 30, 2010, now re-prices quarterly at the 3-month LIBOR rate plus 170 basis points.

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

	Three months ended September 30 2011 over 2010				Nine months ended September 30 2011 over 2010
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest earning assets
Loans	$(487)	$(275)	$23	$(739)	$(1,519)	$(233)	$34	$(1,718)
Investment securities	252	(42)	(29)	181	975	(168)	(153)	654
FHLB stock	—	—	—	—	—	—	—	—
Fed funds sold/interest bearing deposits	—	1	—	1	(7)	1	—	(6)

Total interest earning assets	(235)	(316)	(6)	(557)	(551)	(400)	(119)	(1,070)

Interest bearing liabilities
NOW accounts	8	(30)	(1)	(23)	124	98	20	242
Money market accounts	12	(42)	(6)	(36)	78	(96)	(32)	(50)
Savings accounts	27	(22)	(6)	(1)	61	(98)	(19)	(56)
Time certificates of deposit	(181)	(225)	45	(361)	(704)	(1,017)	229	(1,492)
Securities sold under repurchase agreements	—	—	—	—	—	—	—	—
Borrowed funds	5	(12)	(1)	(8)	(122)	(5)	2	(125)
Junior subordinated debentures	—	(1)	—	(1)	—	(102)	—	(102)

Total interest bearing liabilities	(129)	(332)	31	(430)	(563)	(1,220)	200	(1,583)

Total increase (decrease) in net interest income	$(106)	$16	$(37)	$(127)	$12	$820	$(319)	$513

The year over year decreases in interest income were primarily attributable to decreases in yields on investments and loans and changes in the mix of interest earning assets with loan volume down and investment volume up. The decreases in interest income were more than offset by reductions in rates paid on time certificates of deposit and decreases in time certificates of deposit balances.

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

Presented below are the results of the simulation performed on the Bank’s financial information as of September 30, 2011. Immediate rate increases of 100, 200 and 300 basis points were modeled, while a rate decrease of just 25 basis points was modeled since the Fed Funds Target Discount Rate is 0.25% and cannot go lower than 0%. These rate changes assume an instantaneous and uniform change in market interest rates at the earliest re-pricing opportunity.

($ in thousands)	Estimated Change In
Projected Interest Rate Scenario	Net Interest Income		Economic Value of Equity
Rates increase 300 basis points	$(575)	-3.7%	$(11,428)	-27.6%
Rates increase 200 basis points	$(367)	-2.3%	$(7,915)	-19.1%
Rates increase 100 basis points	$(209)	-1.3%	$(4,422)	-10.7%
Rates decrease 25 basis points	$79	0.5%	$1,140	2.8%

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

The provision for loan losses during the nine months ended September 30, 2011 was $4.9 million, which is an increase of $2.8 million, or 138.7%, over the $2.1 million added to the provision for the same period in 2010. The provision for loan losses was $2.5 million during the third quarter of 2011, compared to $600 thousand added to the provision for the same period in 2010. As an annualized percentage of average outstanding loans, the provision for loan losses recorded for the nine months ended September 30, 2011, was 2.3% as compared to 0.9% for the same period in 2010.

The increase in the provision for loan losses during the nine months ended September 30, 2011, compared to the same period in 2010, is attributable to increases in net charge-offs during the period as well as increases in past due loans. During the third quarter of 2011, one large real estate secured loan became impaired which resulted in a $2.5 million provision for loan losses.

Net charge-offs for the first nine months of 2011 were $5.3 million compared to net charge-offs of $1.7 million for the first nine months of 2010. Annualized net charge-offs were 2.52% and 0.73% of average gross loans for the nine months ended September 30, 2011 and 2010, respectively. The majority of net charge-offs during the first nine months of 2011 and 2010 were due to losses on real estate secured loans, which accounted for 95.0% and 74.0% of total net charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and customer base. Two loans accounted for $2.5 million, or 78.1%, of the real estate loan charge-offs during the third quarter of 2011 and 49.8% of the real estate loan charge-offs during the nine months ended September 30, 2011.

See the “Loans” and “Allowance for Loan Losses” sections below for additional discussion on the Bank’s loan portfolio and the adequacy of the allowance for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2011, was $1.2 million, an increase of $219 thousand, or 22.7%, from the same period in 2010. Noninterest income for the nine months ended September 30, 2011, was $2.9 million, a decrease of $27 thousand, or 0.9%, from the same period in 2010. Noninterest income from service charges on deposits improved year over year as a result of increased income from overdraft and nonsufficient funds fees collected under the Bank’s overdraft privilege program. These fees declined slightly during the third quarter of 2011 compared to the same period in 2010 because of new regulatory guidance which no longer allows customers to access overdraft privileges with their debit card. Net gains on investment securities were $232 thousand for the quarter ended September 30, 2011, compared to $64 thousand for the quarter ended September 30, 2010. For the year, net gains on investment securities were $117 thousand, or 30.6%, lower in 2011 compared to 2010. Increased debit and credit card income was the primary contributor to the overall increase in other noninterest income during 2011. Noninterest income in 2010 included a B&O tax refund of $224 thousand.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2011, was $3.2 million, a decrease of $200 thousand, or 5.9%, from the same period in 2010. Noninterest expense for the nine months ended September 30, 2011, was $10.0 million, an increase of $149 thousand, or 1.5%, from the same period in 2010. The largest categories of increases in noninterest expenses were salaries and employee benefits and other noninterest expenses; these increases were partially offset by reductions in net losses on foreclosed real estate and FDIC assessments.

Year over year, salaries and employee benefits increased $122 thousand, or 2.6%. Salaries increased $217 thousand and is primarily attributable to adding employees to our Special Assets and Audit departments, the addition of three new loan officers and one business development officer, as well as small increases in staffing at several branch offices. Full-time employee equivalents (“FTEs”) climbed from 106 FTEs as of September 30, 2010, to 113 FTEs as of September 30, 2011. Payroll taxes and employee benefits also increased because of these FTE additions. These increases to salaries and benefits were partially offset by an increase of $158 in loan origination fee salary credits due to higher loan origination costs.

The Company reported a net gain on foreclosed real estate of $54 thousand for the three months ended September 30, 2011, compared to a net loss of $86 thousand for the same period in 2010. Net loss on foreclosed real estate and other property owned was $29 thousand for the nine months ended September 30, 2011, compared to a net loss of $289 thousand for the same period in 2010. During 2011, the net loss on foreclosed real estate included net gains from sales of property of $400 thousand, offset by valuation allowance provisions of $429 thousand. For the same period in 2010, the net loss on foreclosed real estate and other property owned included net gains from sales of property of $150 thousand, offset by valuation allowance provisions of $239 thousand on foreclosed real estate and $200 thousand on other property owned.

FDIC assessments decreased $168 thousand, or 27.1%, year over year. This reduction in assessments was a result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011 and also a result of the FDIC’s discontinuance of its Transaction Account Guarantee Program premium in January 2011

Other noninterest expenses for the three months ended September 30, 2011, were $863 thousand, an increase of $57 thousand from the same period in 2010. Other noninterest expenses for the nine months ended September 30, 2011, were $2.6 million, an increase of $309 thousand from the same period in 2010. Year-over-year cost increases in other noninterest expenses included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $91 thousand; costs associated with debit and credit card processing, which increased $126 thousand; appraisal and other loan costs, which increased $45 thousand; and fees and costs related to deposit account programs including Reward Checking and Savings accounts and the overdraft privilege program, which increased $102 thousand. These increases in other noninterest expenses were partially offset by decreases in legal expense, other professional fees, software licenses and fees, and sundry losses.

In addition to the foregoing, the Company experienced nominal year over year increases in the following other noninterest expense categories: occupancy and equipment increased $60 thousand, depreciation and amortization increased $42 thousand, and advertising and promotion increased $44 thousand.

Income Taxes

For the quarter ended September 30, 2011, the Company recorded an income tax benefit of $383 thousand compared to income tax expense of $238 thousand for the same period in 2010. For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $414 thousand compared to income tax expense of $570 thousand for the same period in 2010.

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense (benefit) to the net income (loss) before tax on the Statement of Operations (referred to as the effective tax rate) differs from statutory rates primarily because of nontaxable income arising from interest earned on tax-exempt investment securities and nontaxable increases in the value of bank owned life insurance. Accordingly, the level of nontaxable income in relation to income before taxes significantly affects our effective tax rates. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) on the Statement of Operations were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	($ in thousands)		($ in thousands)
Federal income tax expense (benefit) at statutory rate	$(292)	$260	$(189)	$664
Effect of tax-exempt interest income	(55)	(51)	(183)	(158)
Effect of nondeductible interest expense	3	5	10	12
Effect of other nondeductible expenses	3	4	9	10
Effect of state income tax expense (benefit)	(30)	15	(28)	32
Other	(12)	5	(33)	10

Income tax expense (benefit)	$(383)	$238	$(414)	$570

Financial Condition

Securities

As of September 30, 2011, the Bank had $69.6 million of investment securities, which is a decrease of $143 thousand, or 0.2%, from December 31, 2010. Activity in the securities portfolio during the nine months ended September 30, 2011, included $23.5 million in purchases, $19.7 million in called and matured securities, $6.2 million in securities sold, paydowns of $458 thousand, and amortization of net purchase price premiums of $336 thousand. As of September 30, 2011, the securities portfolio included a net unrealized gain of $1.9 million, an increase of $3.0 million from December 31, 2010. With the exception of corporate bonds with a fair value of $14.4 million, all securities at September 30, 2011, are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments.

Loans

At September 30, 2011, the Bank reported $269 million in gross loans, a decrease of $12.5 million, or 4.4%, compared to December 31, 2010. Total real estate loans decreased $16.3 million, or 7.2%. Included in total real estate loans is construction and land development loans, which decreased $11.5 million, or 28.7%, residential real estate loans, which decreased $3.2 million, or 9.1%, and commercial real estate loans, which decreased $1.6 million, or 1.1%. Commercial and industrial loans increased $5.8 million, or 12.3%. In response to the continuing weak economy, the Bank has implemented more stringent lending practices, has reduced purchasing participation loans from other banks, and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate.

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

There is continued competitive pressure on pricing in the Bank’s primary market areas, especially for the most desirable loans. The Bank, like many other banks, is setting floors on variable rate lines of credit, and overall, this has helped the Bank’s interest income, but it has negatively impacted interest rate risk, because interest income on these loans will not increase immediately when interest rates begin to rise. Many customers are requesting longer term fixed rates in anticipation of future rate increases. However, the Bank also believes that rates are likely to rise over the next two to five years and is attempting to minimize interest rate risk by keeping rates adjustable and by structuring loans to mature in five years or less. Variable interest rate loans comprised 65.3% and 65.2% of the loan portfolio as of September 30, 2011 and December 31, 2010.

Nonperforming assets decreased $2.1 million, or 12.4%, from $16.7 million at December 31, 2010 to $14.6 million at September 30, 2011. Nonperforming assets as a percentage of total assets were 3.7% as of September 30, 2011, and 4.2% as of December 31, 2010. The following table shows a summary of nonperforming assets for the periods covered in this report:

	September 30, 2011	December 31, 2010
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,521	$8,661
Construction and land development	3,481	2,613
Residential real estate	1,004	1,362
Commercial and industrial	659	21
Consumer	74	56
Loans past due 90 days or more and accruing interest	—	—

Total nonperforming loans	11,739	12,713
Foreclosed real estate	2,869	3,963

Total nonperforming assets	$14,608	$16,676

Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At September 30, 2011, the Bank had eighteen nonaccrual loans totaling $11.7 million compared to twenty-five nonaccrual loans totaling $12.7 million at December 31, 2010, representing a decrease of $1.0 million, or 7.7%. This decrease was comprised of $2.1 million in commercial real estate loans and $358 thousand in residential real estate loans; these decreases were partially offset by an increase of $868 thousand in construction and land development loans and $638 thousand in commercial and industrial loans.

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

Seven of the Bank’s nonaccrual loans, representing 48% of total nonaccrual balances, are involved in legal action to foreclose liens, place receivers in control or to seek relief from the automatic stay of bankruptcy. Additional legal action may become necessary if any of the current nonaccrual borrowers fail to maintain previously agreed upon payment plans. Management is pursuing resolution of these loans, as appropriate.

Two nonaccrual loans representing 13% of the nonaccrual balances are related to participation loans purchased from other banks. In both cases, there is adequate collateral support and the lead banks are pursuing appropriate legal action to recover the collateral or collect the loans.

Foreclosed real estate was $2.9 million at September 30, 2011, representing a decrease of $1.1 million, or 27.6%, from the amount reported at December 31, 2010. The three largest foreclosed real estate properties consist of a business park, developed residential lots and undeveloped land located in Clark, Spokane and Shoshone counties. The remaining foreclosed properties consist of five properties that are primarily residential. Two properties are under contract for sale. Most of the properties are listed for sale with professional realtors. All have marketing plans intended to liquidate the properties in a responsible and timely manner.

A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession in loan terms or conditions that it would not otherwise consider. Troubled debt restucturings, also known as restructured loans, are included in impaired loans until such time as the restructured loan bears a market rate of interest, and performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The following table presents a summary of restructured loans:

	September 30, 2011		December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans
	($ in thousands)
Real estate:
Commercial	$8,813	$802	$—	$3,972
Construction and land development	—	—	—	—
Residential	—	920	—	705
Commercial and industrial	541	—	397	—
Consumer	13	—	—	—

	$9,367	$1,722	$397	$4,677

Restructured loans increased significantly from $5.1 million at December 31, 2010, to $11.1 million at September 30, 2011. Restructured loans increased by $7.5 million, or 8 loans, during 2011. Included in the new restructured loans are four loans totaling $5.6 million that have been granted interest rate concessions or are temporarily on an interest-only basis but are otherwise paying as agreed. An additional $1.0 million loan is under a self-directed liquidation plan. Three loans totaling $3.6 million have been classified as restructured for over six months; these loans are performing satisfactorily according to their renegotiated terms.

When consideration is requested by a borrower and changes are negotiated in a workout agreement, the changes are documented with forbearance or other agreements specifying the terms of those plans. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. In many cases, the loan maturity dates are revised to one or two years to match the terms of the agreement. The intention of a workout agreement is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. Significant progress has been made in working with borrowers to develop viable and mutually acceptable plans for repayment. Management believes the renegotiated terms for these loans create a realistic opportunity for the Bank to be paid.

Out of the eleven restructured loans, including those accruing interest and those on nonaccrual, nine were contractually current as of September 30, 2011. Two of the loans accruing interest were past due less than 90 days, and the borrowers have made specific arrangements regarding payments to be made. Any failure of these borrowers to make the payments as agreed could result in the Bank placing the loans on nonaccrual and the necessity of legal or other collection action.

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

As of September 30, 2011, the allowance for loan losses was $6.6 million, a decrease of $366 thousand, or 5.3%, from the $6.9 million balance as of December 31, 2010. These allowance balances represented 2.4% and 2.5% of gross loans outstanding as of September 30, 2011 and December 31, 2010, respectively.

The decrease in the allowance for loan losses is principally attributable to net charge-offs exceeding the provision for loan losses for the nine months ended September 30, 2011. See the “Provision for Loan Losses” section above for additional discussion of the Bank’s charge-offs and provision for loans losses.

The following table provides a summary of activity in the allowance for loan losses during the third quarter of 2011 and 2010, respectively:

	Quarter ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,340	$(102)	$(500)	$—	$2,738
Construction and land development	924	2,679	(2,200)	2	1,405
Residential	1,363	288	(502)	3	1,152
Commercial and industrial	888	6	(45)	9	858
Consumer	227	(41)	(5)	2	183
Unallocated	515	(299)	—	—	216

	$7,257	$2,531	$(3,252)	$16	$6,552

	Quarter ended September 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,368	$243	$(31)	$—	$2,580
Construction and land development	1,099	337	(152)	—	1,284
Residential	1,218	(161)	(58)	3	1,002
Commercial and industrial	2,102	(348)	(157)	—	1,597
Consumer	152	69	(44)	15	194
Unallocated	312	460	—	—	772

	$7,251	$600	$(440)	$18	$7,429

The following table provides a summary of activity in the allowance for loan losses during the nine months ended September 30, 2011 and 2010, respectively:

	Nine months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,787	$(1,828)	$—	$2,738
Construction and land development	1,341	2,589	(2,527)	2	1,405
Residential	1,081	714	(662)	19	1,152
Commercial and industrial	1,162	(80)	(233)	9	858
Consumer	347	(125)	(42)	3	183
Unallocated	208	8	—	—	216

	$6,918	$4,893	$(5,292)	$33	$6,552

	Nine months ended September 30, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,269	$1,461	$(150)	$—	$2,580
Construction and land development	1,801	313	(857)	27	1,284
Residential	604	679	(289)	8	1,002
Commercial and industrial	2,660	(758)	(317)	12	1,597
Consumer	134	197	(152)	15	194
Unallocated	614	158	—	—	772

	$7,082	$2,050	$(1,765)	$62	$7,429

A majority of the net loan charge-offs during 2011 were from real estate loans and were primarily attributable to the depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,738	55.19%	$2,779	53.33%
Construction and land development	1,405	10.63%	1,341	14.24%
Residential	1,152	11.83%	1,081	12.44%
Commercial and industrial loans	858	19.72%	1,162	16.79%
Consumer and other	183	2.63%	347	3.20%
Unallocated	216	n/a	208	n/a

	$6,552	100.00%	$6,918	100.00%

Deferred Tax Asset

At September 30, 2011, the Company had recorded a net deferred tax liability of $421 thousand, which compared to a net deferred tax asset of $871 thousand at December 31, 2010. The net deferred tax asset decreased during the first nine months of 2011 primarily as a result of an improvement in the fair value of available for sale securities. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of September 30, 2011.

Deposits

As of September 30, 2011, the Bank reported $338.2 million in deposits, which represents a decrease of $8.0 million, or 2.3%, from the $346.2 million in deposits reported as of December 31, 2010. Time deposits declined $22.2 million, other interest bearing deposits increased $11.1 million, and noninterest bearing demand deposits increased $3.1 million. Time deposits have declined, in part, because some customers have moved time deposits into other interest bearing deposit accounts with higher yields as the rates paid by the Bank for time deposits have decreased in line with market rates.

Core deposits, which exclude time deposits, provide a relatively stable funding source. Core deposits increased $14.2 million, or 6.6%, during the first nine months of 2011 and represented 67.3% and 61.6% of total deposits as of September 30, 2011 and December 31, 2010, respectively.

The Company is a member of the Certificate of Deposit Account Registry Service (“CDARS”) program. Through CDARS, it is possible to provide FDIC deposit insurance to deposit balances in excess of current deposit insurance limits. CDARS uses a deposit-matching program to exchange Bank deposits in excess of the current deposit insurance limits for excess balances at other participating banks, on a dollar-for-dollar basis, that would be fully insured at the Bank. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way, and as of September 30, 2011, all of the Bank’s CDARS deposits were reciprocal. At September 30, 2011 and December 31, 2010, the Bank’s CDARS balances totaled $6.7 million and $6.5 million, respectively.

Borrowed Funds

Included in borrowed funds are FHLB advances, junior subordinated debentures, and a capital lease obligation. Borrowed funds were $13.6 million and $9.5 million as of September 30, 2011 and December 31, 2010, respectively. The $4.1 million increase in borrowed funds is primarily the result of an increase in FHLB advances net of payments.

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

Shareholders’ equity was $37.2 million at September 30, 2011, compared with $35.7 million at December 31, 2010. The $1.5 million increase in shareholders’ equity is attributable to a $2.0 million improvement in the net unrealized loss on investment securities, offset by $139 thousand in net loss and $429 thousand in accrued preferred stock dividends.

Banking regulations require the Bank to maintain minimum levels of capital. The Bank manages its capital to maintain a “well-capitalized” designation (the FDIC’s highest rating). A “well-capitalized” rating from the FDIC requires that the Bank maintain or exceed capital levels of 10% of total risk-based assets. At September 30, 2011, the Bank’s total capital to risk weighted assets was 13.3% compared to 13.6% reported as of December 31, 2010. This slight decrease is a result of an increase in total risk weighted assets.

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of September 30, 2011, the Bank’s leverage ratio was 10.3%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the three-month and nine-month periods ended September 30, 2011 and 2010. Generally, dividends contribute to the Company’s ability to meet its operating needs, including interest costs related to loans, junior subordinated debt, and preferred stock dividends. The Company’s ability to service borrowings is also generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

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

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first common stock cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent five years, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. No dividends have been declared by the Company since 2008. The ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury for any increase, during the three year period from February 13, 2009, in the payment of dividends by the Company that would exceed the last annual cash dividend of $0.20 per share. Prior consent of Treasury will also be required from February 13, 2012 until February 13, 2019 for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Bank engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions are used primarily to manage customers’ requests for funding and take the form of commitments to extend credit and standby letters of credit. The Bank uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Bank’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2011, commitments to extend credit totaled $72.8 million and letters of credit totaled $1.6 million.

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

When the level of liquid assets (our primary liquidity) does not meet our liquidity needs, other available sources of liquid assets (our secondary liquidity) include: the purchase of federal funds, sales of securities under agreements to repurchase, purchase of brokered certificates of deposit, liquidation of unpledged securities, and sales of loans. Our lines of credit with the FHLB and other correspondent banks are also available to meet current and anticipated liquidity needs. At September 30, 2011, the Company had approximately $55 million of funds available on its FHLB line and $15 million of funds available on its federal funds lines with correspondent banks.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of September 30, 2011, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 9, 2011	/s/ Randall L. Fewel
Randall L. Fewel President & Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2011	/s/ Holly A. Poquette
Holly A. Poquette Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2011	/s/ Lisa A. Sanborn
Lisa A. Sanborn Controller, Secretary/Treasurer (Principal Accounting Officer)

Exhibit Index

Exhibit 3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009 and incorporated by reference herein.

Exhibit 3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on form 8-K, filed with the SEC on January 25, 2010 and incorporated by reference herein.

Exhibit 4.1	Reference is made to Exhibits 3.1 and 3.2 as well as Exhibits 4.2, 4.3 and 4.4 below.

Exhibit 4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009 and incorporated by reference herein.

Exhibit 31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

Exhibit 32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

Exhibit 32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.