Form 10-K
period 2011-12-31
NORTHWEST BANCORPORATION INC
filed 2012-02-29
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,985,295.

The number of shares outstanding of the registrant’s common stock, as of February 15, 2012, was 3,084,548.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 14, 2012 (the “2012 Proxy Statement”) have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this annual report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2011

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

The Bank commenced operations in 1989 as a Washington state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the “DFI”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in eastern Washington and northern Idaho. The Bank operates seven branch offices in Washington and four branches in Idaho. In November 2011, the Bank formed a wholly-owned subsidiary, Northwest Property LLC, for the sole purpose of holding real estate acquired through foreclosure.

The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280, Segments Reporting, for reporting of selected information about operating segments.

The primary asset of the Company is its investment in the common stock of the Bank. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank’s principal expenses are interest expense on deposits and borrowings, operating expenses, and the provision for loan losses. Funds for activities of the Bank are provided principally by operating revenues, deposit growth and repayment of outstanding loans and investments. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2011 and 2010 is set forth in Part II, Item 7 of this annual report on Form 10-K. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

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

The Bank also engages in a full complement of commercial and consumer lending activities in its market area, with the main focus on commercial lending. The Bank primarily originates commercial real estate secured loans, which include loans secured by nonresidential real property. To a lesser extent, the Bank originates commercial loans not secured by real estate, construction and land development loans, one- to four-family and multifamily residential real estate loans, and other consumer loans. Commercial loans consist of business loans and lines of credit on a secured and unsecured basis. Consumer loans consist of loans for a consumer purpose that are secured by collateral other than real estate, such as automobiles, recreational vehicles and boats, however such loans may also be made on an unsecured basis. The Bank also originates first mortgage residential loans, a majority of which are sold to the secondary mortgage market.

Market Area and Competition

The Bank’s primary market area is Spokane County, Washington, and Kootenai County, Idaho. Based on population estimates by the U.S. Census Bureau from data collected in the 2010 Census, the population of Spokane County is 471,221 and the population of Kootenai County is 138,494.

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

The Company elected to participate in the Capital Purchase Program and received $10.5 million through the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock to the Treasury. Terms of the Capital Purchase Program include: (1) dividends on the Series A preferred stock of 5% per year for the first five years, resetting to 9% per year after five years, and dividends on the Series B preferred stock of 9% per year; (2) common stock dividends cannot be increased for three years while the Treasury is an investor unless preferred stock is redeemed or consent from the Treasury is received; (3) after three years, the preferred shares may be redeemed by the Company at their issue price, plus all accrued and unpaid dividends, and, subject to approval by the Company’s banking regulators, the preferred shares may also be redeemed at any time if the Company chooses to replace them with newly raised equity capital; (4) dividends on the Series A and Series B preferred stock must be paid before other dividends can be paid; and, (5) compliance with executive compensation standards and restrictions established by the Treasury and the ARRA. Additional disclosure regarding the details of this transaction, the agreements and other documents related to the transaction have been filed with the Securities and Exchange Commission (the “SEC”) and can be found on the SEC’s website at www.sec.gov. Additional details regarding the Capital Purchase Program can be found on the Treasury’s website at www.treas.gov/initiatives/financial-stability.

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

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) published new capital standards commonly referred to as “Basel III.” The standards will, when implemented, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. U.S. banking regulators have not yet released proposed rules to implement the Basel III requirements, and it is uncertain at this time whether the proposed rules, when released, will apply Basel III’s requirements to the Bank.

Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The required Tier 1 capital to average assets ratio, Tier I capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2011, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized,” with ratios of 10.2%, 12.2% and 13.4%, respectively.

Reserve Requirements.    The Federal Reserve Board of Governors requires all depository institutions to maintain reserves against their net transaction deposit accounts. Within limits specified by law, the Board of Governors has sole authority over changes in reserve requirements. As of December 31, 2011, the Bank is required to maintain reserves of 3% against net transaction accounts greater than $11.5 million and up to $71.0 million, and reserves of 10% must be maintained against net transaction accounts in excess of $71.0 million.

Environmental Regulations.    Our business is affected from time to time by federal and state laws and regulations relating to hazardous substances. Under the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), owners and operators of properties containing hazardous substances may be liable for the costs of cleaning up the substances. CERCLA and similar state laws can affect us both as an owner of branches and other properties used in our business and as a lender holding a security interest in property found to contain hazardous substances. While CERCLA contains an exemption for holders of security interests, the exemption is not available if the holder participates in the management of a property, and some courts have broadly defined what constitutes participation in management of property. Moreover, CERCLA and similar state statutes can affect our decision as to whether or not to foreclose on a property. When appropriate, before foreclosing on commercial real estate, our general policy is to obtain an environmental report, thereby increasing the costs of foreclosure. In addition, the existence of hazardous substances on a property securing a troubled loan may cause us to elect not to foreclose on the property, thereby reducing our flexibility in handling the loan.

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

Consumer Protection Regulations.    Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) that, together with the statute’s changes to consumer protection laws such as limits on debit card interchange fees and provisions on mortgage-related matters, will likely increase the compliance costs of consumer banking operations. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. In January 2012, a director was appointed to lead the CFPB and the CFPB began exercising its full range of powers. The CFPB has exclusive authority to require reports and conduct examinations, for purposes of ensuring compliance with federal consumer financial laws and related matters, of insured depository institutions with more than $10 billion of assets. For insured depository institutions with assets of $10 billion or less, the CFPB can require reports and conduct examinations on a sample basis.

Community Reinvestment Act.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2011, the Bank was rated “Satisfactory” with respect to compliance with the CRA.

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

Employees

The Bank employed 125 employees, representing 114 full-time equivalent positions as of December 31, 2011. The Company, separate from the Bank, does not have any compensated employees; however, the Company reimburses the Bank for time that Bank employees spend on Company business. In 2011, the Company reimbursed the Bank $87,084 for work performed by Bank employees. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. Management of the Bank considers their employee relations to be excellent.

Forward-Looking Statements

From time to time, the Company and its senior managers have made and will make forward-looking statements that are not historical facts and that are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, but are not limited to, statements about the Company’s plans, objectives, expectations, strategies and intentions and other statements contained in this report that are not historical facts and pertain to the Company’s future operating results and capital position. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Management may make forward-looking statements regarding projected sources of funds, use of proceeds, availability of acquisition and growth opportunities, ability to repay government funds, payment of dividends, adequacy of the Company’s allowance for loan losses and provision for loan losses, the Company’s real estate portfolio and subsequent charge-offs. Such statements may be contained in this report and in other documents that the Company files with the SEC. Such statements may also be made by the Company and its senior managers in oral or written presentations to analysts, investors, the media and others.

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

Available Information

The Company files reports with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site is www.sec.gov. The Company maintains a corporate website at www.inb.com, and electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports can be found at http://investors.inb.com. We will also provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to Northwest Bancorporation, Inc., 421 W. Riverside Ave., Suite 113, Spokane, WA 99201, Attention: Lisa Sanborn, Corporate Secretary.

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

If any of the following risks or uncertainties actually occur, our financial condition, results of operations or cash flows could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We incurred significant losses over the last three quarters, and may continue do so in the future, and we are unable to estimate when we will be profitable.

Cumulatively, since the second quarter of 2011, we have incurred a net loss available to common shareholders of $1.3 million, or a loss of $0.60 per common share, primarily due to increased provision for loan losses. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant loan costs throughout 2012, which would continue to have an adverse impact on our financial condition and results of operations and the value of our common stock. Additional loan losses or impairment charges could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

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

Capital and credit markets have experienced unprecedented levels of volatility and disruption for more than two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the weak economy and unfavorable economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2011, approximately 78% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in Eastern Washington and Northern Idaho, will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, our market is experiencing such an economic downturn, and if market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

•

The processes we use to estimate inherent losses may no longer be reliable, because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

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

•

We may be required to pay significantly higher FDIC premiums, because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

We remain subject to certain agreements entered into with our regulators and are uncertain when they will be lifted.

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

Although we consider these sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business objectives, in connection with future acquisitions or for other reasons. Additional borrowings, if sought, may not be available to us or, if available, may not be on reasonable terms. Bank and holding company stock prices have been negatively affected by the recent adverse economic trend, as has the ability of banks and holding companies to raise capital or borrow in the debt markets. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We actively monitor the depository institutions that hold our federal funds sold and due from banks cash balances. However, access to our cash equivalents and federal funds sold may be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal, and we diversify our cash due from banks and federal funds sold among counterparties to minimize exposure to any one of these entities. The financials of the counterparties are routinely reviewed as part of our asset/liability management process. Balances in our accounts with financial institutions in the United States may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income, and our allowance may not be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We have made and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

Historically, we have offered land acquisition and development and construction loans for builders and developers. As of December 31, 2011, these loans totaled $31 million, or 12%, of our loan portfolio. These land acquisition and development and construction loans are considered more risky than other types of real estate loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed projects. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, our losses may exceed our reserves, which could adversely impact our earnings. Given the current environment, we expect that loans in our loan portfolio could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Further deterioration in the housing market may lead to increased losses, delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. At December 31, 2011, the Bank’s nonperforming assets were $12.8 million, representing 3.3% of total assets. Furthermore, housing and residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2011, approximately 54% of our loan portfolio consisted of commercial real estate loans. Banking regulators have begun giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement more conservative underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures.

Our loan portfolio has commercial and industrial loans that include risks that may be greater than the risks related to residential loans.

Our commercial and industrial loan portfolio was $53 million at December 31, 2011, comprising 20% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

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

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest earning assets, such as investment securities and loans, and the interest expense that we pay on interest bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions, because there may be mismatches between the re-pricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at the Bank and at other financial institutions. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have caused bank failures and expectations for additional bank failures, in which case the FDIC, through the Deposit Insurance Fund, ensures payments of customer deposits at failed banks up to insured limits. In addition, deposit insurance limits on customer deposit accounts have generally increased to $250,000 from $100,000, and the FDIC adopted the TLGP for noninterest bearing transaction deposit accounts. These developments will cause the premiums assessed by the FDIC to increase and may increase our noninterest expense. An increase in the risk category of the Bank would also cause our premiums to increase. Whether through adjustments to base deposit insurance assessment rates, significant special assessments or emergency assessments under the TLGP, increased deposit insurance premiums could have a material adverse effect on our earnings.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We may be subject to more stringent capital requirements.

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The new Basel III capital standards are expected to be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to community banks of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

In addition, we held $25 million of municipal bonds as of December 31, 2011. The current economic downturn has impacted the credit worthiness of a number of municipalities and some municipalities are struggling to meet financial obligations. We have certain municipal investment securities that are subject to credit risk if the municipalities are unable to meet their obligations. A continued or further decline in the economy could result in credit ratings downgrades for the municipalities that have issued the bonds held by us, which could negatively impact the value of the bonds. Although we believe the municipalities will be able to meet their obligations, there can be no certainty in this regard, and a significant decline in the value of these securities could have a material adverse effect on the Company’s results of operations.

A decline in the value of our FHLB common stock may occur, resulting in an other-than-temporary impairment charge that would cause our earnings and shareholders’ equity to decrease.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value of our FHLB common stock was approximately $1.3 million as of December 31, 2011. The FHLB has experienced losses from credit-related charges associated with projected losses on its investments in private-label mortgage-backed securities, and is currently unable to repurchase or redeem capital stock or to pay dividends. Consequently, for this and other reasons, there is a risk that our investment in the common stock of the FHLB could be deemed other-than-temporarily impaired at some time in the future, which would adversely affect our earnings, our shareholders’ equity and the value of our common stock.

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

Our cost of funds may remain higher than prevailing interest rates because of general economic conditions, unfavorable conditions in the capital markets, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a cheaper source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures, or other factors, our level of deposits decreases relative to our overall banking operation, we may have to rely more heavily on borrowings as a source of funds in the future, which may negatively impact net interest margin. Additional borrowings, if sought, may not be available to us or, if available, may not be on favorable terms. If additional borrowing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We rely on dividends from our banking subsidiary for most of our revenue.

Because we are a holding company with no significant assets other than the Bank, we depend upon dividends from the Bank for a substantial portion of our revenues. Our ability to pay dividends on our common stock or to make payments on our other obligations will, therefore, continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to the Company is subject to its ability to earn net income and to the regulatory authority of the Federal Reserve Board, the FDIC and the DFI.

Our common stock is equity and holders of our preferred stock and trust preferred securities have rights that are senior to those of our common shareholders.

Shares of our common stock are equity interests in the Company, do not constitute indebtedness and, therefore, are not insured against loss by the FDIC or by any other public or private entity. We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying junior subordinated debentures. Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by the Company. Further, the accompanying junior subordinated debentures issued to the special purpose trust are senior to our shares of common stock. We have also issued shares of preferred stock to the Treasury in connection with our participation in the Capital Purchase Program. As a result, we must make payments on the junior subordinated debentures and preferred stock before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures and preferred stock must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. In addition, shares of our common stock would rank junior to any indebtedness and to other non-equity claims against us and our assets available to satisfy such claims, including in liquidation.

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

We rely heavily on communications and information systems to conduct our business, including systems provided by third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other transaction processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, such failures, interruptions or security breaches may occur and, if they do occur, they may not be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

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

The Company historically has not owned or leased real or personal property apart from the premises and equipment of the Bank. In 2008, the Company purchased undeveloped property located in Airway Heights, Washington for $1.3 million and divided it into two parcels, one of which was used to construct a new branch for the Bank as a replacement for the branch located in a grocery store in Airway Heights. The ground on which the branch was built was transferred to the Bank in 2008. The Company retained ownership of the remaining parcel and currently has it listed for sale.

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

We consider our facilities to be suitable and adequate for our current and immediate future purposes. As of December 31, 2011, the total net book value of the Company’s premises and equipment was $16.4 million.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on Issuer’s Common Equity

Common shares of Northwest Bancorporation, Inc. are traded over-the-counter under the symbol NBCT. At the close of business on December 31, 2011, there were 3,084,548 shares of common stock outstanding, held by approximately 584 shareholders of record, including shares held by 180 known beneficial shareholders by 26 nonaffiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

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

	2011		2010
	High	Low	High	Low
First quarter	$4.90	$3.68	$3.90	$2.90
Second quarter	$5.00	$4.00	$6.00	$3.55
Third quarter	$4.65	$4.30	$4.25	$3.95
Fourth quarter	$5.00	$4.00	$4.90	$3.50

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its shareholders not to declare a dividend on its common stock during 2010 and 2011 and not to declare the dividends payable during 2010 and 2011 on its Series A and Series B Preferred Stock. In addition, the Company has given notice of its intention to defer interest payments on the junior subordinated debentures underlying its trust preferred securities as permitted by the related indentures. During the period during which the Company defers payments on its junior subordinated debentures, it is prohibited under the indentures from declaring or paying dividends on its capital stock. The Company is prohibited from declaring or paying dividends on its common stock while dividends on its Series A and Series B Preferred Stock are in arrears. No determination has been made as to whether or when the Company will resume the payment of dividends on its common or preferred stock or interest payments on its junior subordinated debentures. As a bank holding company that has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. Future dividend payments are at the discretion of the Board of Directors and will depend on a variety of factors including, but not limited to, results of operations, general business and economic conditions, financial condition, capital adequacy, liquidity, statutory and regulatory limitations and other factors deemed relevant. In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital. Also in April 2010, the Company agreed with the Federal Reserve Bank that the Company would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2011, is presented in the table below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	34,224	$ 11.16	193,897
Equity compensation plans not approved by security holders	-	-	-

	34,224	$ 11.16	193,897

Recent Sales of Unregistered securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Occasionally, the Company will repurchase shares of its common stock from employees, former employees, or other shareholders who own less than 100 shares; the price that the Company pays for such shares is reflective of the last several trades reported on various Internet quotation services, such as www.otcmarkets.com. During the fourth-quarter, the Company did not repurchase any shares.

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

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Significant accounting policies are also described in the notes to consolidated financial statements included in Item 8 of this Form 10-K. Management believes that the following policies would be considered critical under the SEC’s definition:

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

Foreclosed Real Estate

Foreclosed real estate is recorded at the lower of estimated fair value, less costs to sell, or the carrying value of the defaulted loan on the acquisition date. Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things. The carrying value of the property is periodically evaluated by management and, if necessary, allowances are established to reduce the carrying value to net realizable value. Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, the amounts ultimately recovered from property sales may differ substantially from the carrying value of the assets.

Fair Value Measurements

FASB ASC 820, Fair Value Measurements, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See the notes to consolidated financial statements included in Item 8 of this Form 10-K for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

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

Overview and Financial Highlights

We are a bank holding company providing banking and other financial services throughout Eastern Washington and Northern Idaho to consumers and to small- and medium-sized businesses, including the owners and employees of those businesses. We offer an array of banking products and services to the communities we serve, including accepting time and demand deposits and originating real estate loans, commercial loans and consumer loans. We derive our income primarily from interest received on loans and, to a lesser extent, interest on investment securities, and fees received in connection with servicing loans and deposit accounts. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely primarily on locally generated deposits to provide us with funds for making loans, but we have also used brokered time deposits and time deposits obtained through a national listing service to fund loan demand.

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

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the year ended December 31, 2011. When warranted, comparisons are made to the same period in 2010. The discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

The following summary financial information is derived from the consolidated financial statements and other data of the Company for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	($ in thousands, except per share data)
Results of Operations:
Interest income	$19,370	$20,802
Interest expense	4,123	6,164

Net interest income	15,247	14,638
Provision for loan losses	6,874	2,950

Net interest income after provision for loan losses	8,373	11,688
Noninterest income	4,053	4,032
Noninterest expense	13,965	14,555

(Loss) income before income taxes	(1,539)	1,165
Income tax (benefit) expense	(793)	221

Net (loss) income	(746)	944
Preferred stock dividends and discount accretion, net	677	677

Net (loss) income applicable to common shares	$(1,423)	$267

Per Common Share Data:
Basic (loss) earnings	$(0.46)	$0.10
Diluted (loss) earnings	$(0.46)	$0.10
Book value	$8.30	$8.12

Selected Ratios:
Return on average assets	-0.36%	0.07%
Return on average equity	-3.89%	0.76%
Net interest margin	4.29%	4.07%
Efficiency ratio	72.36%	77.96%
Noninterest income to average assets	1.03%	1.02%
Noninterest expense to average assets	3.57%	3.68%
Ending shareholders’ equity to average assets	9.29%	9.03%
Nonperforming loans to gross loans	3.64%	4.51%
Allowance for loan losses to gross loans	2.56%	2.45%

Results of Operations

Earnings

The Company recognized a net loss applicable to common shares of $1.4 million for the year ended December 31, 2011, compared to net income applicable to common shares of $267 thousand in 2010. Earnings during 2011 were adversely affected by increases to the provision for loan losses due to higher levels of net charge-offs and loan delinquencies. The return on average assets during 2011 was -0.36% compared to 0.07% in 2010, and the return on average equity during 2011 was -3.89% compared to 0.76% in 2010. The decrease in earnings for 2011 was primarily a result of an increased level of charge-offs on impaired loans compared to the prior year. Details of the changes in the various components of earnings are further discussed below.

Net Interest Income

The principal component of the Company’s earnings is its net interest income. Net interest income is the difference between the income earned on assets and the interest paid on deposits and on borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest earning assets and the rates paid on its interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest earning assets and interest bearing liabilities. The Company’s net interest rate spread is determined based upon the total interest earning assets yield, less the total interest bearing liabilities rate.

Average Balances, Rates, and Interest Income and Expense. The following table sets forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	Year Ended December 31,
	2011			2010
	Average Balance	Interest Income or Expense (1)	Average Yield or Rate	Average Balance	Interest Income or Expense (1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2) (3)	$277,571	$17,071	6.15%	$308,031	$19,294	6.26%
Investment securities	69,218	2,282	3.30%	38,315	1,480	3.86%
FHLB stock	1,261	-	0.00%	1,261	-	0.00%
Federal funds sold and interest bearing deposits	7,250	17	0.23%	12,070	28	0.23%

Total interest earning assets	355,300	19,370	5.45%	359,677	20,802	5.78%
Noninterest earning assets	36,361			35,550

Total assets	$391,661			$395,227

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	39,820	214	0.54%	32,180	306	0.95%
NOW accounts	60,403	1,038	1.72%	52,310	906	1.73%
Savings accounts	53,825	343	0.64%	45,064	414	0.92%
Time deposits	115,236	2,185	1.90%	150,038	3,978	2.65%

Total interest bearing deposits	269,284	3,780	1.40%	279,592	5,604	2.00%
Securities sold under repurchase agreements	13	-	0.00%	219	-	0.00%
Borrowed funds	6,490	234	3.61%	8,946	349	3.90%
Junior subordinated debentures	5,155	109	2.11%	5,155	211	4.09%

Total borrowed funds	11,658	343	2.94%	14,320	560	3.91%

Total interest bearing liabilities	280,942	4,123	1.47%	293,912	6,164	2.10%
Noninterest bearing deposits	69,500			64,140
Other noninterest bearing liabilities	4,637			1,882
Shareholders’ equity	36,582			35,293

Total liabilities and shareholders’ equity	$391,661			$395,227

Net interest income		$15,247			$14,638

Net interest spread			3.98%			3.68%

Net interest income to average earning assets (margin)			4.29%			4.07%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans and loans held for sale are included in average loan balances.
(3)	Loan fee income in the amount of $426 thousand and $434 thousand is included in loan interest income for 2011 and 2010, respectively.

During the years ended December 31, 2011 and 2010, net interest income was $15.2 million and $14.6 million, respectively. This increase in net interest income of $609 thousand, or 4.2%, resulted from interest expense declining at a faster rate than interest income as well as from a change in the mix of interest earning assets and interest bearing liabilities. The net interest margin improved 22 basis points from 4.07% to 4.29% for the years ended December 31, 2010 and 2011, respectively.

Interest income fell $1.4 million, or 6.9%, during 2011 ending the year at $19.4 million compared to $20.8 million for 2010. The decrease in interest income is related to a change in the mix of interest earning assets and a decrease in yield on loans and investments. Loans, the highest yielding component of earning assets, represented 78.1% of average earning assets in 2011, compared to 85.6% in 2010. The average yield on loans fell 11 basis points to 6.15% in 2011 from 6.26% in 2010. The reduction in loan yield combined with a $30.5 million, or 9.9%, decrease in average loan balances resulted in interest income on loans decreasing $2.2 million, or 11.5%. The Bank did not introduce any new loan products during the year and did not change its loan pricing strategy. However, in the second half of 2008 and continuing through 2011, the Bank significantly cut back lending for land acquisition and development, construction, and non-owner occupied commercial real estate. The Bank redirected resources to focus more on commercial and industrial lending and the collection and workout of problem credits. Average investment securities increased $30.9 million, or 80.7%, during 2011 as a result of a reduction in average loans outstanding. The yield on securities decreased 56 basis points from 3.86% in 2010 to 3.30% in 2011. The increase in investment securities combined with the decrease in yield on securities resulted in an improvement in investment income of $802 thousand, or 54.2%.

Interest expense was $4.1 million in 2011, representing a decrease of $2.1 million, or 33.1%, from the $6.2 million in interest expense for 2010. This improvement in interest expense was impacted by reductions in time deposit balances and reductions in rates paid on all interest bearing liabilities, and was partially offset by increased balances in non-maturity deposit accounts and borrowed funds. The Bank expects to continue to see reductions in interest expense in the near-term as time deposits continue to re-price to the lower rates currently offered by the Bank. Overall, the average cost of interest bearing deposits improved 60 basis points from 2.00% in 2010 to 1.40% in 2011. Interest expense on junior subordinated debentures decreased $102 thousand, or 48.3%, during 2011 compared to 2010, because the interest rate, which had been fixed at 5.95% through June 30, 2010, now re-prices quarterly at the 3-month LIBOR rate plus 170 basis points, which was 2.26% as of December 31, 2011.

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

	2011 over 2010				2010 over 2009
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest income:
Loans receivable	$(1,907)	$(339)	$23	$(2,223)	$(1,768)	$59	$7	$(1,702)
Investment securities	1,156	(199)	(155)	802	258	205	56	519
Federal funds sold and interest bearing deposits	(11)	-	-	(11)	13	(1)	(1)	11

Total interest income	(762)	(538)	(132)	(1,432)	(1,497)	263	62	(1,172)

Interest expense:
Money market accounts	73	(132)	(33)	(92)	44	14	2	60
NOW accounts	140	(5)	(3)	132	182	218	409	809
Savings accounts	81	(126)	(26)	(71)	37	(147)	(10)	(120)
Time deposits	(922)	(1,125)	254	(1,793)	(1,032)	(1,462)	244	(2,250)
Securities sold under repurchase agreements	-	-	-	-	(6)	(7)	6	(7)
Borrowed funds	(96)	(26)	7	(115)	(470)	39	(23)	(454)
Junior subordinated debentures	-	(102)	-	(102)	-	(100)	-	(100)

Total interest expense	(724)	(1,516)	199	(2,041)	(1,245)	(1,445)	628	(2,062)

Net interest income	$(38)	$978	$(331)	$609	$(252)	$1,708	$(566)	$890

During 2011, the decrease in interest income was primarily attributable to decreases in yields on loans and investments and changes in the mix of interest earning assets with loan volume down and investment volume up. The decreases in interest income were more than offset by reductions in rates paid on interest bearing liabilities and decreases in time deposit balances.

Interest Rate Risk

The Bank seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. The Bank’s interest rate sensitivity is monitored by its Asset and Liability Committee (“ALCO”) on an ongoing basis. The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. An earnings simulation model is used as a quantitative tool to measure the impact of changing interest rates on net interest income. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next 12 months and uses various assumptions regarding the maturity and re-pricing characteristics of interest bearing assets and liabilities, as well as the relative sensitivities of these balance sheet components. The model assumes instantaneous and uniform changes in market interest rates at the earliest re-pricing opportunity. Notwithstanding the Bank’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

At December 31, 2011, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 2.2%, 3.5% and 5.3%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 1.2% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011, was considered remote given prevailing interest rate levels.

Computation of the prospective effect of hypothetical interest rate changes is based on a number of assumptions and results could vary significantly if different assumptions were used. The assumptions relied upon in making these calculations include the level of market interest rates, the shape of the yield curve, the degree to which certain assets and liabilities with similar maturities or periods to re-pricing react to changes in market interest rates, the degree to which non-maturity deposits react to changes in market rates, expected prepayment rates, the degree to which early withdrawals occur on time deposits and the volume of other deposit flows. In addition, the analysis does not reflect future actions that the Bank’s ALCO might take in responding to or anticipating changes in interest rates. Accordingly, although the above table provides an indication of the Bank’s sensitivity to interest rate changes at a point in time, these estimates are not intended to, and do not provide, a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income.

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses.

The 2011 provision for loan losses was $6.9 million, a substantial increase from the $3.0 million expensed in 2010. The higher provision for loan losses is attributable to increases in net charge-offs during the year as well as deteriorating collateral values on impaired loans. During 2011, one large land development loan became impaired, which resulted in a $2.5 million provision for loan losses; this amount was also charged-off in 2011. The provision for loan losses as a percentage of average outstanding loans was 2.5% and 1.0% in 2011 and 2010, respectively.

Net charge-offs in 2011 were $7.0 million, compared to net charge-offs of $3.1 million reported in 2010. Net charge-offs represented 2.5% and 1.0% of average loans outstanding in 2011 and 2010, respectively. The majority of net loan charge-offs in 2011 were due to losses related to real estate loans, which accounted for 94% of net charge-offs; commercial and industrial loans accounted for 4% of net charge-offs. In 2010, real estate loans accounted for 81% of net charge-offs, and commercial and industrial loans accounted for 13% of net charge-offs.

Noninterest Income

Noninterest income in 2011 was $4.1 million, an increase of $21 thousand, or 0.5%, from 2010.

Service charge income on deposits increased $53 thousand, or 3.7%, in 2011 compared to 2010. Included in service charge income are fees for overdraft and nonsufficient funds collected under the Bank’s overdraft privilege program, which increased $74 thousand, or 6.0%, in 2011. However, the Bank experienced reduced service charge income during 2011 of $28 thousand, or 14.2%, as a result of increasing the earnings crediting rate for commercial depositors that offsets their service charges and as a result of consumers moving deposits from fee-based accounts to a non fee-based checking product.

Net gains from sale of loans totaled $897 thousand in 2011, representing a decrease of $89 thousand, or 9.0%, from 2010. Gains from the sale of loans represent income from the origination and sale of residential mortgage loans, which are typically sold in the secondary mortgage market. This mortgage loan income decreased, because the volume of mortgage loan originations declined 12% in 2011 compared to 2010. Competition for mortgage loans is high, and many consumers have already refinanced their loans to take advantage of lower loan rates and to obtain access to available equity in their homes.

During 2011, the Company reported net gains on sales of securities totaling $264 thousand compared to $375 thousand in 2010.

Other noninterest income was $1.4 million in 2011, compared to $1.2 million in 2010, representing an increase of $168 thousand, or 13.6%. This increase is primarily attributable to higher debit and credit card income totaling $298 thousand in addition to income generated from foreclosed real estate properties totaling $92 thousand. Other noninterest income in 2010 included a $224 thousand B&O tax refund.

Noninterest Expense

Noninterest expense decreased from $14.6 million for 2010 to $14.0 million for 2011, representing a decrease of $590 thousand, or 4.1%.

Salaries and employee benefits in 2011 increased 2.2%, or $142 thousand, compared to 2010. Salaries increased $277 thousand primarily due to the addition of four new loan officers as well as small increases in staffing at several branch offices. Full-time employee equivalents (“FTEs”) climbed from 109 FTEs at the end of 2010 to 114 FTEs at the end of 2011. Payroll taxes, employee benefits and stock compensation costs also increased during the year. However, these increases were partially offset by an increase of $232 thousand in loan origination fee salary credits.

Occupancy and equipment expense was $73 thousand, or 5.8%, higher in 2011 compared to 2010. The increase is attributable to higher property taxes at the Bank’s newer facilities and for equipment purchased in addition to higher operating and maintenance costs associated with these facilities and equipment.

Depreciation and amortization expense increased $36 thousand, or 3.1%, during 2011. The increase is primarily related to higher depreciation costs for a Bank branch that was moved from inside a grocery store to a free-standing facility in 2010 and for various new technology-related purchases.

Advertising and promotion expense for 2011 increased $26 thousand, or 9.4%, compared to 2010 as a result of increased donations for community service organizations and higher business development costs associated with hiring four new loan officers.

Net losses on foreclosed real estate and other property owned were $355 thousand in 2011, compared to $1.5 million in 2010. During 2011, the net loss on foreclosed real estate and other property owned included net gains from sales of property of $391 thousand, offset by valuation allowance provisions of $646 thousand on foreclosed real estate and $100 thousand on other property owned. During 2010, the net loss on foreclosed real estate included net gains from sales of property of $162 thousand, offset by valuation allowance provisions of $1.5 million on foreclosed real estate and $200 thousand on other property owned.

FDIC assessments decreased $244 thousand, or 29.6%, in 2011 compared to 2010. This reduction in assessments was the result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011, the FDIC’s discontinuance of its Transaction Account Guarantee Program premium in January 2011, and the Bank’s total assets decreasing $8.3 million during 2011.

Other noninterest expense increased $520 thousand, or 16.2%, in 2011 compared to 2010. Significant year-over-year cost increases in other noninterest expense included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $213 thousand; costs associated with debit and credit card processing, which increased $162 thousand; and fees and costs related to deposit account programs including Reward Checking and Savings accounts and the overdraft privilege program, which increased $122 thousand. These increases in other noninterest expense were partially offset by a decrease of $66 thousand in software licenses and fees.

Income Taxes

For the year ended December 31, 2011, the Company recorded an income tax benefit of $793 thousand compared to income tax expense of $221 thousand in 2010.

The Company’s normal, expected statutory income tax rate is 36.2%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense (benefit) to the net income (loss) before tax (referred to as the effective tax rate) differs substantially from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) were as follows for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	($ in thousands)
Federal income tax at statutory rate	$(528)	$396
Effect of tax-exempt interest income	(246)	(219)
Effect of nondeductible interest expense	13	16
Effect of other nondeductible expenses	14	13
Effect of state income taxes	(34)	14
Other	(12)	1

Income tax (benefit) expense	$(793)	$221

Preferred Stock Dividends and Discount Accretion

In connection with preferred stock issued to the Treasury under the Capital Purchase Program in February 2009, the Company accrued preferred stock dividends and accreted the related net discount in the amount of $677 thousand during both years ending December 31, 2011 and 2010, respectively.

Financial Condition

Total assets at December 31, 2011, were $385.7 million, a decrease of $8.8 million, or 2.2%, when compared to total assets of $394.6 million at December 31, 2010. Total earning assets, which are comprised of loans, investment securities, FHLB stock, federal funds sold and other interest bearing deposits, averaged $355.3 million in 2011, compared to $359.7 million in 2010. Earning assets serve as the primary revenue source for the Company.

Securities

In addition to generating revenue, the Bank maintains its investment securities portfolio to manage interest rate risk, provide liquidity, provide collateral for borrowings, and to diversify the credit risk of earning assets. The securities portfolio is classified as available for sale and consists primarily of U.S. government agency securities, municipal securities, corporate debt obligations, and mortgage-backed and other asset-backed securities. The following table sets forth the amortized cost and fair values of the securities portfolio:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
U.S. government agency securities	$6,735	$6,802	$30,787	$30,124
State and municipal securities	23,529	25,054	23,332	22,999
Corporate debt obligations	11,909	11,751	11,060	10,798
SBA guaranteed loan pools	8,756	8,950	3,243	3,378
Mortgage backed securities	4,284	4,397	2,146	2,165
Collateralized mortgage obligations	9,201	9,296	269	266

	$64,414	$66,250	$70,837	$69,730

As of December 31, 2011, the Bank had $66.3 million in securities classified as available for sale, which represents a decrease of $3.5 million, or 5.0%, from December 31, 2010. Activity in the securities portfolio during 2011 included $30.5 million in purchases, $27.1 million in called and matured securities, $8.1 million in securities sold, principal paydowns of $1.2 million, and amortization of net purchase price premiums of $523 thousand. As of December 31, 2011, the securities portfolio included a net unrealized gain of $1.8 million, representing an improvement of $2.9 million from December 31, 2010. All of the Bank’s securities as of December 31, 2011, are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments, except for the Bank’s corporate debt obligations valued at $11.8 million. At December 31, 2011, there were no securities issued by a single issuer (other than U.S. government or government-sponsored enterprise securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The following table sets forth the distribution of contractual maturities, excluding periodic principal payments, and the weighted average yields of available for sale securities, based on amortized cost, at December 31, 2011. Actual maturities will differ from contractual maturities, because issuers may have the right to call or prepay obligations. Weighted average yields are not presented on a tax equivalent basis.

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
U.S. government agency securities	$-	0.00%	$1,000	1.80%	$3,229	3.65%	$2,506	4.35%	$6,735	3.64%
State and municipal securities	556	3.64%	5,340	3.31%	9,927	3.79%	7,706	4.79%	23,529	4.01%
Corporate debt obligations	-	0.00%	7,257	3.94%	4,163	4.46%	489	4.64%	11,909	4.15%
SBA guaranteed loan pools	-	0.00%	-	0.00%	-	0.00%	8,756	3.50%	8,756	3.50%
Mortgage backed securities	-	0.00%	-	0.00%	1,052	2.25%	3,232	3.33%	4,284	3.06%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	9,201	2.00%	9,201	2.00%

	$556	3.64%	$13,597	3.53%	$18,371	3.83%	$31,890	3.45%	$64,414	3.58%

Loans

At December 31, 2011, the Bank reported $265.8 million in gross loans receivable, a decrease of $16.1 million, or 5.7%, compared to December 31, 2010. This decrease is a result of transfers to foreclosed real estate totaling $2.8 million, charge-offs totaling $7.0 million, and net loan attrition of $6.3 million. The Bank experienced weak loan demand in 2010 and 2011 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain very high, and real estate and other asset prices have declined appreciably.

The following table presents the composition of the loan portfolio for the periods indicated:

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$142,465	53.6%	$150,373	53.4%	$149,970	46.6%	$159,839	47.0%	$115,733	41.6%
Construction and land development	31,381	11.8%	40,145	14.2%	72,076	22.4%	72,815	21.4%	66,158	23.8%
Residential	32,180	12.1%	35,061	12.4%	33,227	10.3%	29,853	8.8%	27,673	9.9%
Commercial and industrial	53,224	20.0%	47,345	16.8%	55,917	17.4%	65,590	19.3%	58,601	21.1%
Consumer	6,553	2.5%	9,026	3.2%	10,688	3.3%	11,891	3.5%	9,903	3.6%

Total gross loans	265,803	100.0%	281,950	100.0%	321,878	100.0%	339,988	100.0%	278,068	100.0%

Allowance for loan losses	(6,816)		(6,918)		(7,082)		(4,737)		(2,711)
Net deferred loan fees	(401)		(616)		(643)		(946)		(644)

Total loans, net	$258,586		$274,416		$314,153		$334,305		$274,713

Loan Origination/Risk Management.    The Bank has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans and other potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. See the notes to consolidated financial statements included in Item 8 of this Form 10-K for further details of the Bank’s policies and procedures related to loan origination and risk management.

Real Estate Loans.    Real estate loans are generally collateralized by real property located within the Bank’s market area and are made primarily for the purpose of purchasing, refinancing and constructing 1-4 family, multifamily and commercial properties, and for the acquisition and development of land for the purpose of providing residential and commercial lots for sale. Real estate loans also include home equity lines of credit. Because a significant portion of real estate loans are secured by properties located in Spokane County, Washington and Kootenai County, Idaho, declines in these local economies and in real estate values have had a significant effect on the collectability of our real estate loans and on the level of allowance for loan losses determined to be necessary.

Total real estate loans decreased $19.6 million, or 8.7%, during 2011 and comprise 77.5% of the loan portfolio. Included in real estate loans are construction and land development loans, which decreased $8.8 million (21.8%), commercial real estate loans, which decreased $7.9 million (5.3%), and residential real estate loans, which decreased $2.9 million (8.2%). In response to the continuing weak economy, the Bank has implemented more stringent lending practices and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate. The Bank’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo a similar analysis and underwriting process as that of a commercial and industrial loan, in addition to a real estate analysis.

The Bank also originates long-term conventional residential real estate loans which typically conform to secondary market requirements and are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing. Such loans are classified as loans held for sale in the Company’s consolidated financial statements. At December 31, 2011 and 2010, loans held for sale totaled $2.7 million and $2.4 million, respectively.

Commercial and Industrial Loans.    The commercial and industrial loan segment comprised 20.0% of the loan portfolio at December 31, 2011, representing an increase of $5.9 million, or 12.4%, during the year. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. The Bank normally requires personal guarantees and secondary sources of repayment. Commercial loans are a major focus of the Bank’s lending activities as they have lower historical net charge-off ratios and generally provide greater yields and re-price more frequently than other types of loans.

Consumer.    The consumer loan segment accounted for 2.5% of the loan portfolio at December 31, 2011, representing a decrease of $2.5 million, or 27.4%, during the year. Consumer loans include automobile loans, boat and other recreational vehicle financing, and miscellaneous secured and unsecured personal loans and lines of credit. Consumer loans generally carry greater risk than other loans, because the collateral often consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted loan may not provide an adequate source of repayment of the loan. Consumer delinquencies are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The table below presents the maturity distribution and interest rate structure for loans outstanding as of December 31, 2011. The dollar amounts of loans maturing are based on their contractual terms to maturity and do not include scheduled payments or potential prepayments.

	Within one year	One to five years	Over five years	Total
By loan type:	($ in thousands)
Commercial real estate	$15,851	$49,179	$77,435	$142,465
Construction and land development	25,697	3,106	2,578	31,381
Residential real estate	5,761	11,275	15,144	32,180
Commercial and industrial	27,928	16,141	9,155	53,224
Consumer	1,986	1,515	3,052	6,553

	$77,223	$81,216	$107,364	$265,803

By interest rate structure:
Fixed rate loans	$28,877	$57,596	$11,156	$97,629
Variable rate loans	48,346	23,620	96,208	168,174

	$77,223	$81,216	$107,364	$265,803

Nonperforming Assets.    Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	December 31,
	2011	2010	2009	2008	2007
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$3,870	$8,661	$3,191	$2,570	$-
Construction and land development	3,953	2,613	7,845	10,493	542
Residential real estate	1,758	1,362	190	876	-
Commercial and industrial	50	21	434	2,048	-
Consumer	43	56	16	43	5
Loans past due 90 days or more and accruing interest	-	-	-	1,081	-

Total nonperforming loans	9,674	12,713	11,676	17,111	547
Foreclosed real estate	4,459	3,963	3,672	1,702	6

Total nonperforming assets	$14,133	$16,676	$15,348	$18,813	$553

Ratio of nonperforming assets to:
Total loans and foreclosed assets	5.2%	5.8%	4.7%	5.5%	0.2%
Total assets	3.7%	4.2%	3.9%	4.7%	0.2%

At December 31, 2011, nonperforming assets were $14.1 million, representing a decrease of $2.5 million, or 15.2%, from December 31, 2010. Nonperforming assets as a percentage of total assets were 3.7% and 4.2% at December 31, 2011 and 2010, respectively. In general, the level of nonperforming assets in recent years is reflective of the weaker economic conditions, which began in the latter part of 2008.

Loans are generally placed on nonaccrual status when payment in full of principal and interest is not reasonably expected, or when principal or interest due on the loan is 90 days or more past due. A rare exception to the 90-day nonaccrual policy may be allowed if the loan is both well secured and in the process of collection. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At December 31, 2011, the Bank had eighteen nonaccrual loans totaling $9.7 million compared to thirty-one nonaccrual loans totaling $12.7 million at December 31, 2010, representing a decrease of $3.0 million, or 23.9%. This decrease was mainly comprised of $4.8 million in commercial real estate loans and was partially offset by an increase of $1.3 million in construction and land development loans and an increase of $396 thousand in residential real estate loans.

All of the Bank’s nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt and are supported by liens on collateral that mitigates the risk of loss. Whenever management determines that a collateral position is weak or insufficient to reasonably protect the Bank from loss, the loan balance is written down with a partial charge-off to a level where collateral protection is deemed adequate. If the customer has identifiable sources of repayment and is working on a repayment plan, a partial charge-off may be deferred and the amount of the exposure set aside in a specific reserve. If nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $413 thousand in 2011 and $571 thousand in 2010 would have been recognized.

Twelve of the nonaccrual loans totaling $7.7 million, or 79% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules which are current at this time. As these borrowers perform under the terms of their agreement for a period of at least six months, and if they can establish a reliable source of future repayment, they will be considered for return to accrual. In several cases, the repayment plan includes the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value. The other six nonaccrual loans totaling $2.0 million are either in the process of foreclosure or expected to soon be in the process of foreclosure.

Foreclosed real estate represents real property acquired as the result of borrower defaults on loans and is recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Write-downs occurring at foreclosure are charged against the allowance for loan losses. Foreclosed properties are appraised as deemed necessary due to market fluctuations or as required by applicable regulations. Write-downs for declines in value subsequent to foreclosure are included in other noninterest expense along with other expenses related to maintaining the properties. Foreclosed real estate totaled $4.5 million at December 31, 2011, representing an increase of $496 thousand, or 12.5%, from the amount reported at December 31, 2010. The largest foreclosed real estate property balances consist of a motel, business park, developed residential lots and undeveloped land located in Clark, Kootenai, Spokane and Shoshone counties. The remaining foreclosed real estate properties consist of eight residential lots all in the Bank’s primary market area. Most of the properties are listed for sale under a marketing plan intended to liquidate properties in a responsible and timely manner.

Impaired Loans.    At December 31, 2011 and 2010, the Bank had $30.4 million and $37.2 million in impaired loans having valuation allowances of $2.6 million and $4.2 million, respectively. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan. Impaired loans are generally measured based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Restructured Loans.    Restructured loans, also known as troubled debt restructurings, are those for which, due to a borrower’s financial difficulties, the Bank grants a concession in loan terms or conditions that it would not otherwise consider or that would not otherwise be available to the borrower. Restructured loans are included in impaired loans until such time as the restructured loan bears a market rate of interest and performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each loan. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The following table presents a summary of restructured loans:

	December 31, 2011			December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
Real estate:	($ in thousands)
Commercial	$9,684	$1,939	$11,623	$-	$3,972	$3,972
Construction and land development	-	2,957	2,957	-	-	-
Residential	-	815	815	-	705	705
Commercial and industrial	535	-	535	397	-	397

	$10,219	$5,711	$15,930	$397	$4,677	$5,074

Restructured loans increased substantially from $5.1 million at December 31, 2010, to $15.9 million at December 31, 2011. Many of these agreements grant a period of interest-only payments without imposing other significant consequences. The intention of the workout agreement is always to improve or protect the Bank’s opportunity for successful liquidation of the asset. As of December 31, 2011, ten of the thirteen restructured loans, with an aggregate value of $12.2 million, were current according to the restructured loan terms. Two of the three restructured loans that were not current as of December 31, 2011, were in active negotiations that were satisfactorily concluded in January 2012. Both of these loans are now, subsequent to year end, considered to be current under the terms of their respective agreements. Only one loan for $300 thousand remains in default and management has initiated appropriate legal action. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $2.1 million and $1.6 million as of December 31, 2011 and 2010, respectively. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral support. The A/B note balances as of December 31, 2011 and 2010, are comprised of A note balances only.

Potential Problem Loans.    Management has identified potential problem loans totaling $30.3 million as of December 31, 2011, compared to $30.8 million as of December 31, 2010. These loans have been internally classified as special mention or substandard, yet are not currently impaired or on nonaccrual status. Management has identified potential credit problems with these loans, which, in the future, may result in a borrower’s noncompliance with current loan repayment terms. Management believes the allowance for loan losses is adequate to cover probable credit losses in the loan portfolio.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s methodology for establishing the allowance for loan losses is based upon guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience, internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified classified loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. See the notes to consolidated financial statements included in Item 8 on this Form 10-K for additional details about the Bank’s methodology for estimating the appropriate level of the allowance for loan losses.

As of December 31, 2011, the allowance for loan losses was $6.8 million, a decrease of $102 thousand, or 1.5%, from December 31, 2010. The allowance for loan losses decreased slightly, because net charge-offs exceeded the provision for loan losses during 2011. The provision was lower than net charge-offs primarily due to a $16.1 million, or 5.7%, reduction in gross loans outstanding. While the allowance for loan losses decreased in 2011, the allowance as a percentage of gross loans outstanding increased slightly from 2.5% at December 31, 2010, to 2.6% at December 31, 2011.

The following table provides a summary of activity in the allowance for loan losses and an analysis of losses by loan type during each of the last five years:

	2011	2010	2009	2008	2007
	($ in thousands)
Balance of allowance for loan losses, beginning of year	$6,918	$7,082	$4,737	$2,711	$2,586
Loan charge-offs:
Real estate	(6,609)	(2,616)	(3,061)	(1,465)	(125)
Commercial and industrial	(315)	(433)	(2,038)	(361)	(34)
Consumer	(97)	(174)	(86)	(131)	(90)

Total charge-offs	(7,021)	(3,223)	(5,185)	(1,957)	(249)
Recoveries of previous loan losses:
Real estate	26	65	13	21	17
Commercial and industrial	15	27	165	-	3
Consumer	4	17	5	7	2

Total recoveries	45	109	183	28	22

Net charge-offs	(6,976)	(3,114)	(5,002)	(1,929)	(227)
Provision for loan losses	6,874	2,950	7,347	3,955	352

Balance of allowance for loan losses, end of year	$6,816	$6,918	$7,082	$4,737	$2,711

Ratios at end of year:
Net charge-offs to average gross loans	2.51%	1.01%	1.49%	0.61%	0.09%
Allowance for loan losses to gross loans	2.56%	2.45%	2.20%	1.39%	0.97%
Allowance for loan losses to nonperforming loans	70.46%	54.42%	60.65%	27.68%	495.61%

A majority of loan charge-offs in 2011 and 2010 were from real estate secured loans and commercial and industrial loans and are primarily attributable to the depressed real estate market and general economy. Charge-offs of real estate loans are detailed as follows for the years ended December 31:

	2011	2010
	($ in thousands)
Commercial real estate	$2,546	$375
Construction and land development	3,282	1,652
Residential real estate	781	589

	$6,609	$2,616

One large real estate secured land development loan became impaired in 2011, and the Bank charged off $2.5 million of the loan balance. This charge-off accounted for 76.8% of total construction and land development loan charge-offs in 2011. The remaining real estate loan charge-offs of $4.1 million were related to twenty-five different borrowers. Total real estate loan charge-offs of $2.6 million in 2010 were related to twenty-six different borrowers.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of total loans in each category to total loans as of December 31:

	2011		2010		2009		2008		2007
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Real estate:	($ in thousands)
Commercial	$3,135	53.6%	$2,779	53.4%	$1,269	46.6%	$1,437	46.6%	$955	46.6%
Construction and land development	1,304	11.8%	1,341	14.2%	1,761	22.4%	1,293	22.4%	380	22.4%
Residential	1,274	12.1%	1,081	12.4%	604	10.3%	223	10.3%	77	10.3%
Commercial and industrial	751	20.0%	1,162	16.8%	2,660	17.4%	1,448	17.4%	950	17.4%
Consumer	140	2.5%	347	3.2%	133	3.3%	179	3.3%	272	3.3%
Unallocated	212	n/a	208	n/a	655	n/a	157	n/a	77	n/a

	$6,816	100.00%	$6,918	100.00%	$7,082	100.00%	$4,737	100.00%	$2,711	100.00%

Premises and Equipment

Premises and equipment, net, decreased from $17.3 million at December 31, 2010, to $16.4 million at December 31, 2011. The decrease is a result of depreciation and amortization of $1.2 million, which was partially offset by net fixed asset additions primarily consisting of technological enhancements to the teller platform system.

Deferred Tax Asset

At December 31, 2011, the Company had recorded a net deferred tax asset of $433 thousand, which compared to a net deferred tax asset of $871 thousand at December 31, 2010. The net deferred tax asset decreased during 2011 primarily as a result of an improvement in the fair value of available for sale securities.

The most significant component in the calculation of the net deferred tax asset relates to the provision for loan losses. For tax purposes and to simplify disclosure, loan losses can be expensed as they are incurred; for financial statement purposes, however, an expense is recorded in anticipation of future loan losses and funded to the allowance for loan losses. From inception and through the end of 2011, the Bank has expensed significantly more to the allowance for loan losses than the IRS allows as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $1.4 million. Offsetting that tax asset, the Company has recorded accelerated depreciation as permitted by the IRS and has thereby reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Company assets, financial statement depreciation and tax depreciation are expected to offset each other and the Company expects to pay the taxes that the IRS has previously allowed to be deferred; the Company has recognized the difference as a liability in the amount of $1.2 million. Other tax asset and tax liability balances are detailed in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its net deferred tax asset due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of December 31, 2011.

Deposits

The Bank offers traditional deposit products that include noninterest bearing demand, money market, NOW, savings, and time deposit accounts. Deposits continue to be our primary source of funding and are predominantly provided by individuals and businesses within our primary market area.

Total deposits were $332.1 million at December 31, 2011, a decrease of $14.1 million, or 4.1%, from the year ended December 31, 2010 total of $346.2 million. The levels and mix of deposits are influenced by such factors as interest rates paid, service charges, customer service and the convenience of banking locations. Competition for deposits from other financial institutions in our market is strong, which affects the availability and pricing of deposits. The composition of deposits as of December 31, 2011 and 2010 is summarized in the following table:

	2011		2010
	Amount	Percent	Amount	Percent
	($ in thousands)
Noninterest bearing demand deposits	$64,982	19.6%	$69,145	20.0%
Interest bearing demand deposits:
Money market	40,388	12.2%	39,148	11.3%
NOW accounts	69,818	21.0%	57,878	16.7%
Savings deposits	58,505	17.6%	47,142	13.6%
Time deposits	98,441	29.6%	132,924	38.4%

	$332,134	100.0%	$346,237	100.0%

Time deposits decreased $34.5 million, or 25.9%, during 2011. Included in time deposits are brokered time deposits, and time deposits obtained through a national listing service, which together decreased $18.7 million, or 42.2%, during the year. Management elected to not renew these time deposits at maturity, because the funds were not needed for loan growth. Other time deposits decreased $15.8 million, or 17.8%. This decrease reflects management’s pricing decision to allow maturing higher priced retail time deposits to migrate off the balance sheet or into core deposit accounts at the Bank.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $20.4 million, or 9.6%, during 2011 and represented 70.4% and 61.6% of total deposits as of December 31, 2011 and 2010, respectively. Included in core deposits are noninterest bearing demand deposits, which decreased $4.2 million, or 6.0%, and interest bearing demand deposits, which increased $24.5 million, or 17.0%.

Overall deposit growth continues to be positively impacted by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

The composition of average deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table:

	2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate
	($ in thousands)
Noninterest bearing demand deposits	$69,500	0.00%	$64,140	0.00%
Interest bearing demand deposits:
Money market accounts	39,820	0.54%	32,180	0.95%
NOW accounts	60,403	1.72%	52,310	1.73%
Savings amounts	53,825	0.64%	45,064	0.92%
Time deposits	115,236	1.90%	150,038	2.65%

	$338,784	1.12%	$343,732	1.63%

Management strives to remain competitive on deposit rates while balancing the need to control the overall cost of deposits and to maintain adequate deposit levels. Compared to 2010, the Bank was successful in reducing the average cost of deposits by 51 basis points, or 31.3%, for the year ended December 31, 2011. The decrease in average cost of deposits during 2011 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market rates and decreases in renewal interest rates on maturing time deposits given the current low interest rate environment. Additionally, the relative proportion of higher-cost time deposits to total average interest bearing deposits decreased from 53.7% in 2010 to 42.8% in 2011.

The total value of time deposits with balances of $100 thousand or more was $52.6 million, representing 15.8% of the deposit portfolio as of December 31, 2011. The distribution of maturities for time deposits over $100 thousand as of December 31, 2011, is provided in the following table:

Amount
($ in thousands)
Less than 3 months	$10,355
3 months to 6 months	3,894
6 months to 1 year	10,423
Over 1 year	27,948

$52,620

Borrowings

Borrowings provide an additional source of funding for the Company. At December 31, 2011 and 2010, borrowings and the related weighted average interest rate were as follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	($ in thousands)
Securities sold under agreements to repurchase	$-	0.00%	$135	0.00%
Federal Home Loan Bank advances	7,473	2.46%	3,771	3.43%
Junior subordinated debentures	5,155	2.26%	5,155	2.00%
Capital lease obligation	579	7.00%	592	7.00%

	$13,207		$9,653

The $3.6 million increase in borrowings is primarily the result of an increase in FHLB advances, net of payments made during the year on FHLB advances and on the capital lease obligation. Additional information regarding the terms of borrowings is included in the notes to consolidated financial statements included in Item 8 of this Form 10-K. There were no short-term borrowings for which the average balance outstanding during 2011 or 2010 exceeded 30% of ending shareholders’ equity.

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

Shareholders’ equity was $36.4 million at December 31, 2011, compared with $35.7 million at December 31, 2010. The $712 thousand increase in shareholders’ equity is attributable to a $1.9 million reduction in the amount of net unrealized loss on investment securities, offset by a net earnings deficit of $746 thousand and $572 thousand in accrued preferred stock dividends. During 2010, shareholders’ equity increased $1.9 million as a result of $945 thousand in net earnings and a successful offering of the Company’s common stock that raised $2.6 million. Shareholders’ equity as a percent of total assets increased from 9.0% at December 31, 2010, to 9.4% at December 31, 2011.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table provides the Company and the Bank’s regulatory capital ratios:

	December 31,		Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	2011	2010
Leverage:
Company	10.3%	10.6%	4.0%	n/a
Bank	10.2%	10.1%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.4%	12.8%	4.0%	n/a
Bank	12.2%	12.4%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	13.6%	14.0%	8.0%	n/a
Bank	13.4%	13.6%	8.0%	10.0%

All of the capital ratios disclosed above for the Company and the Bank exceeded regulatory minimum capital requirements, and at December 31, 2011, the Bank was deemed to be “well capitalized,” which is the FDIC’s highest capital rating. Further information regarding actual and required capital ratios is provided in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10.0%. As of December 31, 2011, the Bank’s leverage ratio was 10.2%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

During 2011 and 2010, the Company received no cash dividends from the Bank. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations.

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

Historically, the Board of Directors has scheduled its dividend considerations so that annual cash dividends on its common stock, when and if declared by the Company, would be paid in mid-June of each year. The Company paid its first common stock cash dividend in 2003, in the amount of $0.10 per share. In each of the subsequent five years, the Board of Directors increased the amount of the cash dividend paid per common share by $0.02. The Company declared no dividends in 2011 or 2010, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury for any increase, during the three year period from February 13, 2009, in the payment of dividends by the Company that would exceed the last annual cash dividend of $0.20 per share. Prior consent of Treasury will also be required after February 13, 2012 until February 13, 2019 for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions consist primarily of commitments to extend credit and other contractual obligations.

Credit Commitments

Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract. These loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments under lines of credit generally have variable interest rates. Loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Standby letters of credit often expire without being used. The Bank uses the same credit underwriting procedures for commitments to extend credit and standby letters of credit as it does for other credit products. The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2011, the Bank had issued commitments to extend credit of $74.1 million and standby letters of credit of $1.4 million. The following table sets forth the length of time until maturity for credit commitments at December 31, 2011:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Unused commitments to extend credit	$61,757	$3,210	$2,181	$6,981	$74,129
Standby letters of credit	1,162	255	-	-	1,417

	$62,919	$3,465	$2,181	$6,981	$75,546

Contractual Obligations

The table below presents, as of December 31, 2011, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated statements of financial condition. Payment amounts represent the amounts contractually due to the recipient but do not include interest.

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Time deposits	$51,995	$27,028	$19,418	$-	$98,441
FHLB advances	1,775	2,610	2,058	1,030	7,473
Junior subordinated debentures	-	-	-	5,155	5,155
Operating lease obligations	543	1,126	1,190	2,131	4,990
Salary continuation agreements (1)	248	138	231	686	1,303
Spokane Public Facilities District (2)	150	300	150	-	600
Capital lease obligation	14	31	37	497	579

	$54,725	$31,233	$23,084	$9,499	$118,541

(1)	Amounts represent total future potential payouts assuming all current participants become fully vested.
(2)	Contract for naming rights to the INB Performing Arts Center.

Liquidity

Liquidity management involves the ability to meet current and future cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs, and ongoing repayment of borrowings.

The Bank’s primary sources of liquidity are derived from financing activities, which include the acceptance of customer, and to a lesser extent, broker deposits, federal funds facilities, and advances from the Federal Home Loan Bank. These funding sources are augmented by payments of principal and interest on loans and securities, the stability of our core deposits, and the ability to sell investment securities. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, capital expenditures, and payment of operating expenses. Due to the negative impact of the current economic environment and slow economic recovery, expanding the loan portfolio or finding adequate investments to utilize some of our excess liquidity has proven difficult.

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At December 31, 2011, the Bank’s available borrowing capacity includes approximately $15.0 million in federal funds lines with various correspondent banks and $45.0 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. The Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During the years ended December 31, 2011 and 2010, the Company did not receive any dividends from the Bank.

The Company’s liquidity position is actively managed on a daily basis and reviewed periodically by management and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments. Management is not aware of any undisclosed information that is reasonably likely to have a material adverse effect on the Company’s liquidity position.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data included in Item 8 of this annual report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the Company’s operations is reflected in increased operating costs. Unlike most industrial companies, nearly all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a greater impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Recent Accounting Pronouncements

See the notes to consolidated financial statements included in Item 8 of this Form 10-K for discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc.

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and its subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington

February 29, 2012

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
A S S E T S
Cash and due from banks	$13,510,519	$10,812,519
Federal funds sold and other interest bearing deposits	13,774,264	5,028,177
Securities available for sale, at fair value	66,250,141	69,730,275
Federal Home Loan Bank stock, at cost	1,261,000	1,261,000
Loans receivable, net of allowance for loan losses of $6,816,391 and $6,918,479	258,586,232	274,415,772
Loans held for sale	2,727,644	2,370,651
Premises and equipment, net	16,432,227	17,316,271
Accrued interest receivable	1,456,321	1,507,035
Foreclosed real estate	4,458,975	3,962,580
Bank owned life insurance	3,915,776	3,792,109
Other assets	3,359,881	4,378,231

TOTAL ASSETS	$385,732,980	$394,574,620

L I A B I L I T I E S
Deposits	$332,133,821	$346,236,625
Securities sold under agreements to repurchase	-	135,254
Accrued interest payable	507,312	463,894
Borrowed funds	13,206,779	9,517,593
Other liabilities	3,485,924	2,534,393

Total liabilities	349,333,836	358,887,759

S H A R E H O L D E R S’ E Q U I T Y

Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,248,819	10,130,616
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	553,056	566,259
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 3,084,548 and 3,076,848 shares	25,984,339	25,896,090
Accumulated deficit	(1,598,902)	(175,404)
Accumulated other comprehensive income (loss)	1,211,832	(730,700)

Total shareholders’ equity	36,399,144	35,686,861

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$385,732,980	$394,574,620

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Interest income:
Loans, including fees	$17,071,350	$19,293,914
Investment securities	2,281,862	1,480,367
Federal funds sold and interest bearing deposits	17,316	28,218

Total interest income	19,370,528	20,802,499

Interest expense:
Deposits	3,780,573	5,604,695
Borrowed funds	342,798	559,775

Total interest expense	4,123,371	6,164,470

Net interest income	15,247,157	14,638,029
Provision for loan losses	6,874,000	2,950,000

Net interest income after provision for loan losses	8,373,157	11,688,029

Noninterest income:
Service charges on deposits	1,488,830	1,436,029
Gains from sale of loans, net	896,812	985,605
Gain on investment securities, net	263,832	375,222
Other noninterest income	1,403,097	1,235,191

Total noninterest income	4,052,571	4,032,047

Noninterest expense:
Salaries and employee benefits	6,478,021	6,336,113
Occupancy and equipment	1,326,737	1,253,659
Depreciation and amortization	1,200,804	1,164,492
Advertising and promotion	302,973	276,960
Loss on foreclosed real estate and other property owned, net	355,097	1,498,732
FDIC assessments	580,123	823,710
Other noninterest expense	3,721,035	3,201,015

Total noninterest expense	13,964,790	14,554,681

(Loss) income before income taxes	(1,539,062)	1,165,395
Income tax (benefit) expense	(792,814)	220,686

NET (LOSS) INCOME	$(746,248)	$944,709

Preferred stock dividends and discount accretion, net	677,250	677,250

Net (loss) income applicable to common shares	$(1,423,498)	$267,459

(Loss) earnings per common share - basic	$(0.46)	$0.10
(Loss) earnings per common share - diluted	$(0.46)	$0.10
Weighted average common shares outstanding - basic	3,080,229	2,704,107
Weighted average common shares outstanding - diluted	3,080,229	2,739,685

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010
Net (loss) income	$(746,248)	$944,709

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	1,768,4035	(1,366,373)
Less reclassification adjustment for gains included in net income	174,129	247,647

Other comprehensive income (loss)	1,942,532	(1,118,726)

COMPREHENSIVE INCOME (LOSS)	$1,196,284	$(174,017)

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
		Shares	Amount			Total
Balance, December 31, 2009	$10,591,875	2,380,793	$23,269,304	$(442,863)	$388,026	$33,806,342
Net income	-	-	-	944,709	-	944,709
Stock issued to directors	-	4,900	21,756	-	-	21,756
Issuance of common stock, net of issuance costs of $162,218	-	686,805	2,585,002	-	-	2,585,002
Dividends on preferred stock	-	-	-	(572,250)	-	(572,250)
Accretion of preferred stock discount, net	105,000	-	-	(105,000)	-	-
Equity-based compensation expense	-	-	34,390	-	-	34,390
Tax effect of vested stock awards	-	4,350	(14,362)	-	-	(14,362)
Net change in unrealized gain on securities available for sale, net of tax	-	-	-	-	(1,118,726)	(1,118,726)

Balance, December 31, 2010	10,696,875	3,076,848	25,896,090	(175,404)	(730,700)	35,686,861
Net loss	-	-	-	(746,248)	-	(746,248)
Stock issued to directors	-	7,700	33,187	-	-	33,187
Dividends on preferred stock	-	-	-	(572,250)	-	(572,250)
Accretion of preferred stock discount, net	105,000	-	-	(105,000)	-	-
Equity-based compensation expense	-	-	55,062	-	-	55,062
Net change in unrealized gain on securities available for sale, net of tax	-	-	-	-	1,942,532	1,942,532

Balance, December 31, 2011	$10,801,875	3,084,548	$25,984,339	$(1,598,902)	$1,211,832	$36,399,144

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(746,248)	$944,709
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities premiums and discounts, net	523,261	96,414
Gain on sale or call of securities, net	(263,832)	(375,222)
Accretion of net deferred loan fees	(248,398)	(89,912)
Provision for loan losses	6,874,000	2,950,000
Origination of loans held for sale	(42,548,727)	(48,353,972)
Proceeds from sales of loans held for sale	43,088,546	50,080,393
Gain on sale of loans held for sale	(896,812)	(985,605)
Depreciation and amortization	1,200,804	1,164,492
Loss on disposal of premises and equipment	5,416	12,157
Provision for losses on foreclosed real estate and other property owned	746,402	1,660,500
Gain on sale of foreclosed real estate and other property owned, net	(391,305)	(161,768)
Increase in cash surrender value of bank owned life insurance	(123,667)	(121,924)
Decrease (increase) in deferred income taxes, net	563,192	(3,351)
Equity-based compensation expense	55,062	34,390
Tax effect of equity-based compensation	-	19,731
Issuance of common stock under directors’ compensation plan	33,187	21,756
Change in assets and liabilities:
Accrued interest receivable	50,714	(39,638)
Other assets	(545,540)	1,273,798
Accrued interest payable	43,418	(194,147)
Other liabilities	379,282	(199,943)

Net cash provided by operating activities	7,798,755	7,732,858

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(30,550,931)	(77,183,479)
Proceeds from maturities, calls and principal payments	28,324,350	24,377,926
Proceeds from sales	8,390,515	6,528,670
Proceeds from sale of equity investment	-	188,748
Net decrease in loans	6,595,459	32,294,104
Purchases of premises and equipment	(422,376)	(595,507)
Proceeds from sale of premises and equipment	200	425
Proceeds from sale of foreclosed real estate	1,856,988	2,993,405

Net cash provided (used) by investing activities	14,194,204	(11,395,708)

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	$(14,102,804)	$8,459,959
Net decrease in securities sold under agreements to repurchase	(135,254)	(155,633)
Proceeds from borrowed funds	7,000,000	-
Repayment of borrowed funds	(3,310,814)	(9,413,335)
Proceeds from issuance of common stock, net	-	2,585,002
Tax effect of equity-based compensation	-	(19,731)
Dividends paid on preferred stock	-	(71,530)

Net cash (used) provided by financing activities	(10,548,872)	1,384,732

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,444,087	(2,278,118)
Cash and cash equivalents, beginning of year	15,840,696	18,118,814

Cash and cash equivalents, end of year	$27,284,783	$15,840,696

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$4,079,953	$6,358,617
Income taxes	329,298	925,817
Noncash investing and financing activities:
Net change in unrealized gain on securities available for sale	1,942,532	(1,118,726)
Acquisition of real estate in settlement of loans	2,842,257	4,681,951
Foreclosed real estate financed in-house	233,777	98,928
Preferred stock dividend accrued but not paid	572,250	500,720

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”), its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Northwest Property LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company has recorded a valuation allowance against its deferred tax assets, net of deferred tax liabilities, because management believes it is more likely than not that, as of December 31, 2011, the net deferred tax assets will not be realized in future years in their entirety. If future taxable income is sufficient to realize the benefits of temporary deductible differences, the valuation allowance will be reversed.

Consistent with the provisions of ASC Topic 718, Stock Compensation, the Company recognizes expense for the grant-date fair value of stock options and restricted stock awards issued to employees over the employees’ requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The fair value of each restricted stock award is estimated as of the grant date by calculating the average of the most recent trade prices of the Company’s stock. The management assumptions used at the time of grant impact the fair value of each stock-based award, and ultimately, the expense that will be recognized over the life of the award.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption “cash and due from banks” and “federal funds sold and other interest bearing deposits,” which have an original maturity of three months or less. Cash and cash equivalents on deposit with other financial institutions periodically exceed the federal insurance limit. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2011 and 2010.

Securities available for sale:

Securities available for sale are those securities not classified as securities held to maturity or trading securities. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in accumulated other comprehensive income. Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Premiums and discounts are recognized in interest income using the methodology that is most appropriate for each type of security. For agency, municipal and corporate bonds, the constant yield method is used. For collateralized mortgage obligations (“CMOs”), the amortization/accretion is a two-step process. The first step decreases the bond’s premium or discount with respect to the percentage of the current principal paydown. The second step is based on a calculated final amortization/accretion date. These dates are reviewed monthly using constant prepayment rates (“CPRs”) and take into consideration call features and end-of-payment dates as they relate to the current period. For mortgage-backed securities and SBA guaranteed loan pools, the amortization/accretion is a two-step process. The first step is consistent with the methodology used for CMOs. The second step is computed using the rolling three-month historical CPR and the periodic discounted cash flow yield. Prepayment trends are monitored to determine if a change is needed.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the effective interest method.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is both well secured and in process of collection. Management may also discontinue accrual of interest if management feels the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectibility of the principal balance in full is expected, interest income may be recognized on a cash basis only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Foreclosed real estate:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of cost or fair value at the date of foreclosure, less costs to sell, which establishes a new carrying value. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of carrying amount or fair value less selling cost. An allowance for impairment losses is used for declines in estimated fair value, and the corresponding expense is netted with gains on sales of foreclosed real estate and included in the consolidated statements of operations under the caption “Loss on foreclosed real estate and other property owned.” Any improvements that increase the sales value of the property are capitalized.

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

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with FASB ASC 360-10-45, Impairment or Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. A land investment was considered impaired and was written down by $200,000 in 2010 and an additional $100,000 in 2011; the carrying value of the land was $615,989 as of December 31, 2011.

Stock-based compensation:

At December 31, 2011, the Company had in effect several stock-based employee compensation plans, including Directors, which are described more fully in Note 14. The Company applies the fair value recognition provision of FASB ASC 718, Stock Compensation, to its stock-based employee compensation.

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

Comprehensive income (loss):

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). However, certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are components of comprehensive income (loss) and are reported in a separate statement following the statements of operations, along with net income (loss).

Reclassifications:

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $53,370 and $51,685, respectively.

Subsequent events:

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

New accounting pronouncements:

ASU No. 2011-02 Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession as follows: (1) if a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the restructured debt, the restructuring would be considered to be at a below market rate, which may indicate that the creditor has granted a concession; (2) a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession, because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar risk characteristics. In both of these situations, a creditor should consider all aspects of the restructuring in determining whether it has granted a concession. If a creditor determines that it has granted a concession, the creditor must make a separate assessment about whether the debtor is experiencing financial difficulties to determine whether the restructuring constitutes a troubled debt restructuring. Additionally, ASU 2011-02 clarifies that a restructuring that results in a delay in payment that is insignificant is not a concession. However, an entity should consider various factors in assessing whether a restructuring resulting in a delay in payment is insignificant. ASU No. 2011-02 also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. A creditor may conclude that a debtor is experiencing financial difficulties even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without the modification. In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU No. 2011-02 was effective for the third quarter of 2011 and was applied retrospectively to the entire year. No receivables were considered to be newly impaired upon the adoption of this amendment.

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

ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.    Current GAAP provides three alternatives for presenting other comprehensive income and its components in financial statements. One of those presentation options is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU eliminates that option and also requires consecutive presentation of the statement of operations and other comprehensive income. Finally, this ASU also requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income, rather than presenting other comprehensive income in a footnote. The Company’s presentation of consolidated comprehensive income (loss) changed in order to comply with the provisions of this ASU.

Note 2 - Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at December 31, 2011 and 2010. The amortized cost of securities and their approximate fair values at December 31, 2011 and 2010, were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$6,735,317	$66,567	$-	$6,801,884
State and municipal securities	23,528,818	1,526,245	(578)	25,054,485
Corporate debt obligations	11,909,305	119,796	(278,412)	11,750,689
SBA guaranteed loan pools	8,755,492	194,412	(297)	8,949,607
Mortgage backed securities	4,284,155	115,305	(2,066)	4,397,394
Collateralized mortgage obligations	9,200,945	146,262	(51,125)	9,296,082

	$64,414,032	$2,168,587	$(332,478)	$66,250,141

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$30,786,951	$16,310	$(679,433)	$30,123,828
State and municipal securities	23,331,911	343,082	(675,487)	22,999,506
Corporate debt obligations	11,060,311	39,982	(302,297)	10,797,996
SBA guaranteed loan pools	3,242,484	135,357	-	3,377,841
Mortgage backed securities	2,146,264	46,833	(27,985)	2,165,112
Collateralized mortgage obligations	269,472	-	(3,480)	265,992

	$70,837,393	$581,564	$(1,688,682)	$69,730,275

The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	-	-	258,948	578	258,948	578
Corporate debt obligations	3,018,015	103,618	3,622,088	174,794	6,640,103	278,412
SBA participation certificates	1,078,559	297	-	-	1,078,559	297
Mortgage backed securities	1,085,285	2,066	-	-	1,085,285	2,066
Collateralized mortgage obligations	3,883,101	50,715	266,707	410	4,149,808	51,125

	$9,064,960	$156,696	$4,147,743	$175,782	$13,212,703	$332,478

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$22,098,021	$679,433	$-	$-	$22,098,021	$679,433
State and municipal securities	13,313,056	624,859	877,853	50,628	14,190,909	675,487
Corporate debt obligations	9,223,504	302,297	-	-	9,223,504	302,297
Mortgage backed securities	1,727,907	27,985	-	-	1,727,907	27,985
Collateralized mortgage obligations	265,992	3,480	-	-	265,992	3,480

	$46,628,480	$1,638,054	$877,853	$50,628	$47,506,333	$1,688,682

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2011 and 2010, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

The following table sets forth the contractual maturity distribution, excluding periodic principal payments, of securities available for sale based on amortized cost at December 31, 2011. Actual maturities will differ from contractual maturities, because issuers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$556,384	$569,837
Due from one year to five years	13,596,966	13,864,588
Due from five to ten years	18,370,686	19,103,866
Due after ten years	31,889,996	32,711,850

	$64,414,032	$66,250,141

At December 31, 2011 and 2010, securities with an amortized cost of $6,027,137 and $11,244,935, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law. The market value for these securities was $6,138,950 and $11,002,463 at December 31, 2011 and 2010, respectively.

Thirteen securities were sold during the year ended December 31, 2011, resulting in gross gains of $299,491 and gross losses of $33,409. Eleven securities were sold during the year ended December 31, 2010, resulting in gross gains of $443,050 and gross losses of $61,252.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the year ended December 31, 2011, two securities were called prior to maturity, resulting in a net loss of $2,250. During the year ended December 31, 2010, one security was called prior to maturity, resulting in a loss of $6,576.

Note 3 - Federal Home Loan Bank Stock

At December 31, 2011 and 2010, the Bank owned $1,261,000 of stock of the Federal Home Loan Bank of Seattle. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing in accordance with ASC 320-10-35. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets, or FHLB advances. At December 31, 2011, the Bank’s minimum required investment in FHLB stock was $331,600. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

The FHLB has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and therefore has suspended future dividends and the repurchase and redemption of outstanding capital stock. Management’s determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private label mortgage backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result of these considerations, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans consisted of the following balances:

	December 31,
	2011	2010
Real estate:
Commercial	$142,465,272	$150,373,567
Construction and land development	31,380,968	40,145,092
Residential	32,179,959	35,060,621
Commercial and industrial	53,223,979	47,344,577
Consumer	6,553,215	9,026,540

	265,803,393	281,950,397
Allowance for loan losses	(6,816,391)	(6,918,479)
Net deferred loan fees	(400,770)	(616,146)

	$258,586,232	$274,415,772

Loans fall into the following fixed and variable components:

	December 31,
	2011	2010
Fixed rate loans	$97,629,682	$99,023,464
Variable rate loans	168,173,711	182,926,933

	$265,803,393	$281,950,397

Loan origination/risk management:    The Bank has lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and other potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. In general, loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently and to repay their obligations as agreed. Cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and typically incorporate a personal guarantee. However, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. In the case of loans secured by real estate, the properties are diverse in terms of type, but are concentrated to a large extent in the Bank’s primary market area, which is Spokane County, Washington and Kootenai County, Idaho. This concentration may increase the Bank’s exposure to adverse economic events that affect a single market or industry. Construction loans are generally based upon estimates of costs and value associated with the complete project with repayment substantially dependent on the success of the ultimate project such as sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank originates consumer loans utilizing an individualized underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Bank’s internal audit department performs an independent review to validate the credit risk program on a periodic basis. Results of these reviews are presented to management and the Board of Directors. The loan review process complements and reinforces the risk identification and assessment decisions made by the Bank’s loan officers and credit personnel, as well as the Bank’s policies and procedures.

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
Real estate:
Commercial	$742,574	$348,926	$3,272,843	$4,364,343	$138,100,929	$142,465,272
Construction and land development	1,267,914	101,996	2,685,000	4,054,910	27,326,058	31,380,968
Residential	11,337	1,689,651	-	1,700,988	30,478,971	32,179,959
Commercial and industrial	293,876	-	-	293,876	52,930,103	53,223,979
Consumer	127,132	44,327	1,213	172,672	6,380,543	6,553,215

	$2,442,833	$2,184,900	$5,959,056	$10,586,789	$255,216,604	$265,803,393

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
Real estate:
Commercial	$1,202,239	$132,187	$3,394,342	$4,728,768	$145,644,799	$150,373,567
Construction and land development	271,900	262,400	1,690,825	2,225,125	37,919,967	40,145,092
Residential	661,713	30,691	269,077	961,481	34,099,140	35,060,621
Commercial and industrial	-	-	21,345	21,345	47,323,232	47,344,577
Consumer	48,540	96,280	3,500	148,320	8,878,220	9,026,540

	$2,184,392	$521,558	$5,379,089	$8,085,039	$273,865,358	$281,950,397

No loans over 90 days past due were still on accrual status as of December 31, 2011 and 2010.

Nonaccrual loans, segregated by class of loans, were as follows:

	December 31,
	2011	2010
Real estate:
Commercial	$3,869,995	$8,660,903
Construction and land development	3,952,914	2,613,311
Residential	1,758,296	1,361,642
Commercial and industrial	49,634	21,345
Consumer	42,810	55,665

	$9,673,649	$12,712,866

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $412,708 in 2011 and $571,093 in 2010 would have been recognized.

Impaired loans:    Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loan balances were as follows:

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$16,725,622	$4,963,893	$9,680,802	$14,644,695	$1,587,250
Construction and land development	15,015,192	8,450,612	3,130,912	11,581,524	115,000
Residential	3,032,615	849,535	1,910,939	2,760,474	542,530
Commercial and industrial	1,279,382	33,977	1,245,406	1,279,383	322,643
Consumer	126,303	17,119	103,362	120,481	44,476

	$36,179,114	$14,315,136	$16,071,421	$30,386,557	$2,611,899

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$22,585,792	$2,477,745	$19,664,444	$22,142,189	$2,392,700
Construction and land development	12,697,357	8,582,061	2,432,031	11,014,092	678,249
Residential	2,776,696	94,933	2,378,798	2,473,731	641,246
Commercial and industrial	1,584,592	717,473	706,952	1,424,425	415,577
Consumer	170,296	4,230	136,519	140,749	89,401

	$39,814,733	$11,876,442	$25,318,744	$37,195,186	$4,217,173

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows at December 31:

	2011		2010
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
Real estate:
Commercial	$19,087,109	$1,038,379	$16,200,774	$852,547
Construction and land development	11,664,621	483,753	13,204,537	409,197
Residential	2,579,031	90,181	2,343,829	113,613
Commercial and industrial	1,817,266	147,790	1,688,670	98,546
Consumer	182,021	15,006	75,891	4,875

	$35,330,048	$1,775,109	$33,513,701	$1,478,778

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

	December 31, 2011		December 31, 2010
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans
Real estate:
Commercial	$9,684,024	$1,939,412	$-	$3,972,313
Construction and land development	-	2,956,795	-	-
Residential	-	815,379	-	704,837
Commercial and industrial	534,709	-	397,011	-

	$10,218,733	$5,711,586	$397,011	$4,677,15.0

For the years ended December 31, 2011 and 2010, the Bank recognized interest income of $581,951 and $25,305, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the years ended December 31, 2011 and 2010, were as follows:

	December 31, 2011			December 31, 2010
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Real estate:
Commercial	6	$8,315,887	$8,315,887	-	$-	$-
Construction and land development	2	2,956,795	2,956,795	-	-	-
Residential	1	815,379	815,379	1	704,837	704,837
Commercial and industrial	1	287,076	287,076	3	397,011	397,011

	10	$12,375,137	$12,375,137	4	$1,101,848	$1,101,848

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. The Bank is not committed to lend additional funds to debtors whose loans have been restructured. As a result of the amendments adopted with ASU No. 2011-02, the Bank reassessed all restructurings that occurred on or after the beginning of 2011 for identification as troubled debt restructurings. No newly impaired loans resulted from this assessment.

Troubled debt restructurings for which there was a payment default during the years ended December 31, 2011 and 2010, were as follows:

	December 31, 2011		December 31, 2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate:
Construction and land development	2	$2,956,795	-	$-
Residential	1	815,379	-	-

	3	$3,772,174	-	$-

Restructured loans for which there was a payment default during the period are included in the calculation of the allowance for loan losses as deemed appropriate for each defaulted credit.

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

The following table summarizes the Bank’s internal risk rating by loan class:

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
Real estate:
Commercial	$107,723,226	$18,789,784	$15,952,262	$-	$142,465,272
Construction and land development	15,431,033	4,028,411	11,921,524	-	31,380,968
Residential	27,654,941	1,532,964	2,992,054	-	32,179,959
Commercial and industrial	47,556,658	3,169,646	2,497,675	-	53,223,979
Consumer	6,405,613	26,465	117,759	3,378	6,553,215

	$204,771,471	$27,547,270	$33,481,274	$3,378	$265,803,393

	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
Real estate:
Commercial	$113,338,751	$9,074,755	$27,960,061	$-	$150,373,567
Construction and land development	22,649,820	1,257,135	16,238,137	-	40,145,092
Residential	30,371,167	2,142,986	2,546,468	-	35,060,621
Commercial and industrial	38,716,271	7,220,920	1,407,386	-	47,344,577
Consumer	8,830,399	46,568	148,573	1,000	9,026,540

	$213,906,408	$19,742,364	$48,300,625	$1,000	$281,950,397

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

The Bank’s allowance for loan losses consists of two elements: (1) general valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted as necessary to reflect the impact of current economic conditions and other qualitative risk factors both internal and external to the Bank; and (2) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans.

The allowances established for expected losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (1) the borrower’s ability to repay; (2) the financial condition of the borrower; (3) the quality of the borrower’s management; (4) the underlying collateral, if any; (5) the strength of the guarantors; (6) the structure of the loan; (7) the quality, availability and timeliness of financial information; and (8) the industry and economic environment in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has been classified as Substandard or worse, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Impairment is determined in accordance with ASC Topic 310, which specifies that a loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement, including principal and interest, as scheduled in the loan agreement. Indicators of impairment include evidence the borrower is experiencing problems such as operating losses, marginal working capital, inadequate cash flow, or business interruptions; loans that are secured with collateral that is no longer readily marketable or that is subject to deterioration in realizable value; loans to borrowers in industries that are currently experiencing economic instability; and other factors. If a loan is determined to be impaired, the balance is segregated from the pool of loans and a specific valuation allowance is established by measuring the impairment. Most loans are collateral dependent and as such, impairment is measured by comparing the loan balance with the current market value of the collateral, less selling and holding costs. A deficiency is recorded as a specific valuation allowance, and is included as a component of the allowance for loan losses. If the deficiency on a collateral dependent loan remains for more than 90 days, it is charged off.

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

Added to the Bank’s historical loss experience are metrics of general economic conditions and other qualitative risk factors both internal and external to the Bank. The risk factors believed by management to be most relevant to the loan portfolio are: (1) current unemployment levels in our operating areas, as compared to normal levels of unemployment; (2) the current level of past due and nonaccrual loans as compared to levels during years of low charge-offs; (3) a consideration of the trend of median home prices and foreclosure rates as they relate to construction and land loans; (4) a consideration of the trend of new housing starts and absorption rates as they relate to construction loans; (5) commercial and apartment vacancy rates and their relationship to multi-family and other commercial real estate loans; and (6) the change in the average risk rating of our portfolio, by loan type, as it relates to charge-off experience. Each component is used to calculate a risk factor, which is input into a “general reserve” matrix along with the historical loss rates discussed above. The total combined risk factor for each loan type is then applied to the loan balances that remain after impaired loans are segregated from the pool to determine an appropriate general valuation allowance. Management evaluates the change each one of these components has on the quality of the loan portfolio on a quarterly basis. In addition, management evaluates and documents intangible factors such as: (1) the experience, ability and effectiveness of the Bank’s lending management and staff; (2) the effectiveness of the Bank’s loan policies, procedures and internal controls; (3) the composition and concentrations of credit; and, (4) the effectiveness of the internal loan review function.

Activity in the allowance for loan losses was as follows for the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
Real estate:
Commercial	$2,779,108	$2,902,070	$(2,546,345)	$-	$3,134,833
Construction and land development	1,340,832	3,241,137	(3,281,975)	4,202	1,304,196
Residential	1,081,459	951,815	(780,871)	22,085	1,274,488
Commercial and industrial	1,162,215	(111,043)	(314,908)	14,339	750,603
Consumer	347,266	(114,945)	(96,534)	3,919	139,706
Unallocated	207,599	4,966	-	-	212,565

	$6,918,479	$6,874,000	$(7,020,633)	$44,545	$6,816,391

	Year Ended December 31, 2010
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
Real estate:
Commercial	$1,269,337	$1,885,092	$(375,321)	$-	$2,779,108
Construction and land development	1,801,087	1,133,705	(1,651,891)	57,931	1,340,832
Residential	604,059	1,058,619	(588,992)	7,773	1,081,459
Commercial and industrial	2,660,205	(1,092,121)	(432,934)	27,065	1,162,215
Consumer	133,176	371,303	(174,126)	16,913	347,266
Unallocated	614,197	(406,598)	-	-	207,599

	$7,082,061	$2,950,000	$(3,223,263)	$109,681	$6,918,479

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	December 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
Real estate:
Commercial	$127,820,577	$1,547,583	$14,644,695	$1,587,250
Construction and land development	19,799,444	1,189,196	11,581,524	115,000
Residential	29,419,485	731,958	2,760,474	542,530
Commercial and industrial	51,944,597	427,960	1,279,382	322,643
Consumer	6,432,734	95,230	120,481	44,476
Unallocated	-	212,565	-	-

	$235,416,836	$4,204,492	$30,386,557	$2,611,899

	December 31, 2010
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
Real estate:
Commercial	$128,231,378	$386,408	$22,142,189	$2,392,700
Construction and land development	29,130,999	662,583	11,014,093	678,249
Residential	32,586,890	440,213	2,473,731	641,246
Commercial and industrial	45,920,152	746,638	1,424,425	415,577
Consumer	8,885,792	257,865	140,748	89,401
Unallocated	-	207,599	-	-

	$244,755,211	$2,701,306	$37,195,186	$4,217,173

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience and is monitored on a regular basis.

Note 5 - Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition were as follows:

	December 31,
	2011	2010
Premises	$11,677,459	$11,680,418
Furniture, fixtures and equipment	6,362,212	6,006,828
Leasehold improvements	1,185,391	1,185,391

	19,225,062	18,872,637
Less accumulated depreciation and amortization	(7,274,865)	(6,138,396)

	11,950,197	12,734,241
Land	4,475,437	4,575,437
Construction in progress	6,593	6,593

Premises and equipment, net	$16,432,227	$17,316,271

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2011:

Year ending December 31,
2012	$542,806
2013	556,164
2014	569,951
2015	584,095
2016	606,095
Thereafter	2,130,439

TOTAL MINIMUM PAYMENTS REQUIRED	$4,989,549

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2011 and 2010, were $523,442 and $520,175, respectively.

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2012	$54,000
2013	54,000
2014	54,000
2015	54,000
2016	55,688
Thereafter	779,729

1,051,417
Less amount representing interest	472,989

PRESENT VALUE OF LEASE PAYMENTS	$578,428

Note 6 - Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of the valuation allowance, for the years ended December 31:

	2011	2010
Balance, beginning of year	$3,962,580	$3,671,694
Transfers in from loans	2,842,257	4,681,951
Capital improvements to property	51,144	-
Dispositions of property	(1,750,604)	(2,930,565)
Provision charged to income	(646,402)	(1,460,500)

Balance, end of year	$4,458,975	$3,962,580

Foreclosed real estate is carried at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Bank recognized a valuation allowance of $646,402 and $1,460,500 on its foreclosed real estate as of December 31, 2011 and 2010, respectively. Additional valuation allowances of $100,000 and $200,000 were recognized on other property owned by the Company as of December 31, 2011 and 2010. Valuation allowances on foreclosed real estate and other property owned are based on updated appraisals of the underlying collateral as received during the period or management’s authorization to reduce the selling price of a property during the period.

Note 7 - Deposits

Major classifications of deposits at December 31, were as follows:

	2011	2010
Noninterest bearing demand deposits	$64,982,073	$69,144,964
Money market	40,388,384	39,147,764
NOW accounts	69,817,787	57,877,666
Savings deposits	58,504,626	47,142,025
Time deposits, $100,000 and over	52,620,294	72,170,372
Other time deposits	45,820,657	60,753,834

	$332,133,821	$346,236,625

Maturities for time deposits at December 31, 2011, are summarized as follows:

2012	$51,995,101
2013	15,890,646
2014	11,137,416
2015	15,625,263
2016	3,792,525

$98,440,951

Overdraft deposit accounts with balances of $109,049 and $111,049 at December 31, 2011 and 2010, respectively, were reclassified as loans receivable.

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance has been permanently increased from $100,000 to $250,000 per depositor, and unlimited deposit insurance on noninterest bearing transaction accounts has been extended through December 31, 2012.

Note 8 - Borrowed Funds

Borrowed funds consist of the following at December 31:

	2011	2010
Federal Home Loan Bank advances	$7,473,351	$3,771,154
Junior subordinated debentures	5,155,000	5,155,000
Capital lease obligation (see Note 5)	578,428	591,439

	$13,206,779	$9,517,593

FHLB advances are secured by a blanket pledge on Bank assets and specifically by qualifying loans.

Scheduled maturities and weighted average interest rates of FHLB advances at December 31, 2011, are as follows:

	Amount	Weighted Average Interest Rate
2012	$1,775,096	2.89%
2013	1,430,898	2.46%
2014	1,179,066	2.03%
2015	1,179,066	2.03%
2016	879,066	2.14%
Thereafter	1,030,159	2.96%

	$7,473,351

In June 2005, the Company issued junior subordinated debentures aggregating $5,155,000 to Northwest Bancorporation Capital Trust I, with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.26% at December 31, 2011. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 ($1,000 per capital security) to third-party investors. The common securities are included in “other assets” on the consolidated statements of financial condition; the subordinated debentures are included in “borrowed funds.” The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to FASB ASC 810, Northwest Bancorporation Capital Trust I is not consolidated in these financial statements, and junior subordinated debentures are reported within the liabilities section of the consolidated statements of financial condition.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the Treasury’s Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (the “Capital Purchase Program”). In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes.

The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	December 31, 2011		December 31, 2010
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$44,983,643	$-	$65,967,635	$-
Pacific Coast Bankers Bank	10,000,000	-	10,000,000	-
Zions Bank	5,000,000	-	5,000,000	-

	$59,983,643	$-	$80,967,635	$-

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

Note 9 - Securities Sold Under Repurchase Agreements

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction and generally mature within one to four days from the transaction date. Securities underlying the agreements are presented in Note 2. The Bank may be required to provide additional collateral based on the fair value of the underlying securities. For the years ended December 31, 2011 and 2010, securities sold under agreements to repurchase averaged $13,082 and $264,797; the high balance during each year was $135,254 and $1,626,109, respectively. The Bank did not pay interest on these balances during 2011 or 2010.

Note 10 - Commitments and Contingencies

The Bank is a party to various claims and lawsuits that are brought by and against the Bank and Company in the ordinary course of business, the aggregate effect of which, in management’s and legal counsel’s opinion, would not be material to the financial condition of the Company.

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2011 and 2010, commitments under standby letters of credit were $1,416,710 and $1,634,148, respectively, and firm loan commitments were $74,129,683 and $61,002,610, respectively. Substantially all of the commitments provide for repayment at a variable rate of interest. The Bank has established a reserve for these unfunded commitments totaling $175,000 at December 31, 2011 and 2010, which is included in other liabilities in the consolidated statements of financial condition. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

During 2005, the Bank entered into an agreement with the Spokane Public Facilities District (“PFD”) for the purchase of naming rights to the INB Performing Arts Center in Spokane. Under the agreement, the Bank will pay the PFD $150,000 per year for a period of ten years, with the final payment due in 2015.

Note 11 - Concentrations of Credit Risk

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

Note 12 - Income Taxes

The components of income tax (benefit) expense are as follows:

	2011	2010
Current tax (benefit) expense	$(229,622)	$197,291
Deferred tax (benefit) expense	(563,192)	23,395

INCOME TAX (BENEFIT) EXPENSE	$(792,814)	$220,686

The Company’s normal, expected statutory income tax rate is 36.2%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. Our effective tax rates differ from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable gains in bank owned life insurance, as illustrated in the following table:

	2011	2010
Federal income tax at statutory rate	$(523,281)	$395,714
Effect of tax-exempt interest income	(245,845)	(219,588)
Effect of nondeductible interest expense	12,714	16,061
Effect of other nondeductible expenses	13,610	13,257
Effect of state income taxes	(33,684)	14,075
Other	(16,328)	1,167

INCOME TAX (BENEFIT) EXPENSE	$(792,814)	$220,686

The components of the deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,416,728	$1,799,164
Writedown of foreclosed real estate and other property owned	735,387	404,430
Federal net operating loss carryforward	721,549	-
Deferred compensation	260,228	225,036
Other	127,909	77,415
Stock options	86,724	48,273
Goodwill amortization	16,626	21,126
Nonaccrual loan interest	13,326	134,637
Net unrealized loss on securities available for sale	-	376,421

Gross deferred tax assets	3,378,477	3,086,502
Valuation allowance	(742,000)	(742,000)

Net deferred tax assets	2,636,477	2,344,502
Deferred tax liabilities:
Fixed asset basis differentials	1,221,964	1,163,716
Net unrealized gain on securities available for sale	624,277	-
Deferred loan fees and costs	179,837	131,631
Federal Home Loan Bank stock	92,375	92,375
Prepaid expenses	84,552	85,802

Net deferred tax liabilities	2,203,005	1,473,524

NET DEFERRED TAX ASSET	$433,472	$870,978

At December 31, 2011, an income tax receivable of $608,139 and a net deferred tax asset of $433,472 were included in other assets on the consolidated statements of financial condition. At December 31, 2010, an income tax receivable of $696,195 and a net deferred tax asset of $870,978 were included in other assets on the consolidated statements of financial condition.

The Company has a valuation allowance against a portion of its deferred tax assets, because taxable income in the next calendar year may not be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carry-back to prior years or through the reversal of future temporary taxable differences. This valuation allowance will be reduced or eliminated as future taxable income is earned.

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company had no unrecognized tax benefits at December 31, 2011 and 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011 and 2010 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2008.

The Company has net operating loss carry forwards for federal income tax in the amount of $2,122,204 which will expire in 2031. The Company also has net operating loss carry forwards for State of Idaho income tax in the amount of $877,912; of this amount, $206,370 will expire in 2029 and $671,542 will expire in 2031.

Note 13 - Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 3% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $110,145 and $133,465 for the years ended December 31, 2011 and 2010, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $14,751 and $12,764 for the years ended December 31, 2011 and 2010, respectively. Liabilities associated with the plan were $229,797 and $221,854 for December 31, 2011 and 2010, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2011 and 2010, the cash value of these policies was $3,915,776 and $3,792,109, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $106,590 and $95,416 for the years ended December 31, 2011 and 2010, respectively. Liabilities associated with these plans were $535,557 and $445,603 as of December 31, 2011 and 2010, respectively.

Note 14 - Stock-Based Compensation

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

The decision as to whether to grant restricted stock awards or options for purposes of employee recruitment, retention or reward is at the discretion of the Compensation Committee. The maximum number of stock options and restricted stock awards that may be granted under the Plan, as adjusted for stock dividends, is 384,912. At December 31, 2011, there were 193,897 shares and/or options available for grant to employees.

Restricted stock awards cliff-vest after either a three-year or five-year period depending on the individual grant with the exception of specific awards issued to two executive officers, which cliff-vest in either three or five years, or upon the redemption of the Company’s outstanding preferred stock, whichever is later. The fair value of these awards is recognized ratably over the vesting period as compensation expense.

Restricted stock award activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2009	21,351	$5.98

Granted	42,750	3.55
Vested	(4,350)	13.34
Forfeited	-	-

Outstanding at December 31, 2010	59,751	3.71

Granted	35,151	4.42
Vested	-	-
Forfeited	-	-

Outstanding at December 31, 2011	94,902	3.99

Stock options vest over a five-year period and expire ten years from the date of grant. The fair value of these awards is recognized ratably over the vesting period as compensation expense. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions: the risk-free rate is based on the Treasury yield curve in effect at the time of grant; the expected life of options granted represents the period of time that options granted are expected to be outstanding; expected volatilities are based on historical volatility of the Company’s stock; the forfeiture rate is expected to be high; and the estimated dividend yield reflects the Company’s expected future dividend rate. No options were granted during the years ended December 31, 2011 and 2010.

Stock option activity is summarized in the following table:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	62,882	$10.08	87,003	$9.67
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(19,565)	7.46	(20,262)	7.11
Forfeited/cancelled	(9,093)	11.63	(3,859)	16.52

Outstanding options, end of year	34,224	11.16	62,882	10.08

Options exercisable, end of year	33,224	10.99	60,042	9.74

Options outstanding at December 31, 2011 were as follows:

	Options outstanding				Exercisable options
	Number Outstanding at Year End	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value of Stock Options*	Number Exercisable at Year End	Weighted Average Exercise Price	Intrinsic Value of Stock Options*
Range of exercise prices:
$7.00 through $10.00	10,210	0.96	$7.91	$-	10,210	$7.91	$-
$10.01 through $14.00	19,014	1.77	11.37	-	19,014	11.37	-
$14.01 through $19.00	5,000	5.44	17.00	-	4,000	17.00	-

	34,224	2.06	11.16	-	33,224	10.99	-

* Note: Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2011 and 2010, no cash proceeds were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows as of December 31, 2011:

	Stock Options	Restricted Stock	Total Awards
2012	$2,292	$82,805	$85,097
2013	-	82,578	82,578
2014	-	77,887	77,887
2015	-	47,548	47,548
2016	-	19,304	19,304

	$2,292	$310,122	$312,414

Note 15 - Common and Preferred Stock

Common Stock:

No cash dividends or stock dividends on common stock were declared during the years ended 2011 and 2010. During 2011 and 2010, the Board of Directors voted to issue 7,700 shares and 4,900 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

On July 15, 2010, the Company concluded an offering of its common stock to current shareholders, raising $2,747,220 in exchange for 686,805 shares. Net proceeds to the Company, after expenses, were $2,585,002.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program, the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (1) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (2) a warrant (the “Warrant”) to purchase 525.00525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10,500,000. The Treasury immediately exercised the warrant.

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

During the years ended December 31, 2011 and 2010, the Company declared preferred stock dividends totaling $572,250 in each year. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of December 31, 2011 and 2010, accrued and unpaid dividends totaled $1,072,969 and $500,719, respectively.

Note 16 - Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Loan balances with related parties at December 31, 2011 and 2010, were as follows:

	2011	2010
Balance, beginning of year	$179,761	$300,231
Advances	28,950	56,436
Payments	(63,639)	(176,906)
No longer related parties	(114,722)	-

Balance, end of year	$30,350	$179,761

Aggregate deposit balances with related parties at December 31, 2011 and 2010, were $1,637,743 and $1,710,160, respectively. All related party loans and deposits have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 17 - Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $13,949,019 at December 31, 2011. Accordingly, $26,790,992 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2011.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During 2011, the Bank agreed with the FDIC to obtain a nonobjection from the FDIC and the Washington State Department of Financial Institutions (the “DFI”) before paying any cash dividends or any other form of payment or distribution representing a reduction of bank capital.

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

As of December 31, 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2011 and 2010, capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total capital (to risk- weighted assets):
Northwest Bancorporation	$44,285,000	13.63%	$25,993,600	≥ 8%	NA	NA
Inland Northwest Bank	43,445,000	13.41%	25,925,280	≥ 8%	$32,406,600	≥ 10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	40,187,000	12.37%	12,996,800	≥ 4%	NA	NA
Inland Northwest Bank	39,528,000	12.20%	12,962,640	≥ 4%	19,443,960	≥ 6%
Tier 1 capital (to average assets):
Northwest Bancorporation	40,187,000	10.32%	15,581,920	≥ 4%	NA	NA
Inland Northwest Bank	39,528,000	10.17%	15,553,800	≥ 4%	19,442,250	≥ 5%

December 31, 2010:
Total capital (to risk- weighted assets):
Northwest Bancorporation	$45,524,000	14.03%	$25,962,480	≥ 8%	NA	NA
Inland Northwest Bank	43,994,000	13.61%	25,861,520	≥ 8%	$32,326,900	≥ 10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	41,430,000	12.77%	12,981,240	≥ 4%	NA	NA
Inland Northwest Bank	39,949,000	12.36%	12,930,760	≥ 4%	19,396,140	≥ 6%
Tier 1 capital (to average assets):
Northwest Bancorporation	41,430,000	10.56%	15,686,080	4%	NA	NA
Inland Northwest Bank	39,949,000	10.09%	15,844,360	4%	19,805,450	5%

In April 2010, the Bank agreed with the FDIC and the DFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%, compared to its current minimum required regulatory ratio of 5%. As of December 31, 2011, the Bank’s leverage ratio was 10.17%.

Note 19 - Earnings (Loss) Per Share

Earnings (loss) per share and the calculated effect of dilutive securities on loss per share is as follows for the year ended December 31:

	2011	2010
Numerator:
Net (loss) income applicable to common shares	$(1,423,498)	$267,459

Denominator:
Weighted average shares outstanding	3,080,229	2,704,107
Dilutive effect of stock based compensation	-	35,578

Total	3,080,229	2,739,685

Basic (loss) earnings per common share	$(0.46)	$0.10
Diluted (loss) earnings per common share	$(0.46)	$0.10

For the year ended December 31, 2011, the Company recorded a net loss for the year, and all potentially dilutive securities were anti-dilutive. For the year ended December 31, 2010, the number of anti-dilutive shares was 94,091.

Note 20 - Fair Values

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010, whether or not recognized or recorded at fair value in the consolidated statements of financial condition:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$13,510,519	$13,510,519	$10,812,519	10,812,519
Federal funds sold and other interest bearing deposits	13,774,264	13,774,264	5,028,177	5,028,177
Securities available for sale	66,250,141	66,250,141	69,730,275	69,730,275
Federal Home Loan Bank stock	1,261,000	1,261,000	1,261,000	1,261,000
Loans receivable, net	258,586,232	262,236,778	274,415,772	280,074,909
Loans held for sale	2,727,644	2,727,644	2,370,651	2,370,651
Bank owned life insurance	3,915,776	3,915,776	3,792,109	3,792,109

Financial Liabilities:
Deposits	332,133,821	333,403,840	346,236,625	347,503,840
Securities sold under agreements to repurchase	-	-	135,254	135,254
Borrowed funds	13,206,779	11,220,978	9,517,593	7,010,260

The following table summarizes the Company’s financial instruments that were measured at fair value on a recurring basis at December 31, 2011 and 2010:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency securities	$6,801,884	$-	$6,801,884	$-
State and municipal securities	25,054,485	-	25,054,485	-
Corporate debt obligations	11,750,689	-	11,750,689	-
SBA guaranteed loan pools	8,949,607	-	8,949,607	-
Mortgage backed securities	4,397,394		4,397,394	-
Collateralized mortgage obligations	9,296,082	-	9,296,082	-

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. government agency securities	$30,123,828	$-	$30,123,828	$-
State and municipal securities	22,999,506	-	22,999,506	-
Corporate debt obligations	10,797,996	-	10,797,996	-
SBA participation certificates	3,377,841	-	3,377,841	-
Mortgage backed securities	2,165,112		2,165,112	-
Collateralized mortgage obligations	265,992	-	265,992	-

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

Off-balance-sheet instruments:    Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of the fees at December 31, 2011 and 2010, were insignificant. See Note 10 for the notional amount of the commitments to extend credit.

Valuation techniques are based upon observable and unobservable inputs.    Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about market value. Level 1 includes quoted prices for identical instruments in active markets. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable. Level 3 includes instruments whose significant value drivers are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company had no assets valued using a Level 3 input on a recurring basis during the years ended December 31, 2011 and 2010.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the years ended December 31, 2011 and 2010.

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

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Loans	$13,459,522	$-	$-	$13,459,522
Foreclosed real estate	4,458,975	-	-	4,458,975

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Loans	$21,101,571	$-	$-	$21,101,571
Foreclosed real estate	2,126,179	-	-	2,126,179

The following table presents the losses resulting from nonrecurring fair value adjustments for the years ended December 31:

	2011	2010
Loans	$6,422,693	$3,031,636
Foreclosed real estate	255,097	1,298,732

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

Foreclosed real estate:    The amount shown above represents impaired real estate and other repossessed assets that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure or repossession, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure or repossession, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate and other repossessed assets are recognized in the consolidated statements of operations. The net (gain) loss represents impairments on foreclosed real estate and other repossessed assets made based on the fair value of the property.

Note 21 - Parent Company-Only Financial Information

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

Condensed Statements of Condition:

($ in thousands)	December 31,
	2011	2010
ASSETS
Cash	$1,348	$913
Investment in trust equities	155	155
Investment in subsidiaries	40,740	39,219
Deferred tax asset	235	42
Premises and equipment, net	616	730
Other assets	610	697

TOTAL ASSETS	$43,704	$41,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Due to subsidiary	787	270
Interest and dividends payable	1,363	644
Shareholders’ equity	36,399	35,687

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,704	$41,756

Condensed Statements of Operations:
($ in thousands)	Year Ended December 31,
	2011	2010
Interest Income:
Interest bearing deposits	$5	$14
Other (Expense) Income:
Equity in undistributed (loss) income of consolidated subsidiaries	(421)	1,425
Interest expense	(146)	(220)
Other expenses	(351)	(523)

	(918)	682

Net (loss) income before income taxes	(913)	696

Income tax benefit	(167)	(248)

NET (LOSS) INCOME	$(746)	$944

Preferred stock dividends and discount accretion, net	677	677

Net (loss) income applicable to common shares	$(1,423)	$267

Condensed Statements of Cash Flows:

($ in thousands)	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(746)	$944
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Equity in undistributed loss (income) of consolidated subsidiaries	421	(1,425)
Depreciation	14	14
Impairment loss on property owned	100	200
Loss on sale of investment security	-	61
Change in deferred taxes	(193)	(34)
Tax effect of equity-based compensation	-	19
Decrease in other assets	87	326
Increase (decrease) in other liabilities	752	(783)

Net cash provided (used) by operating activities	435	(678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	-	(1,150)
Proceeds from sale of investment security	-	189

Net cash used by investing activities	-	(961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,585
Tax effect of equity-based compensation	-	(19)
Cash dividend paid on preferred stock	-	(72)

Net cash provided by financing activities	-	2,494

NET CHANGE IN CASH	435	855
Cash, beginning of year	913	58

Cash, end of year	$1,348	$913

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$-	$77

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of December 31, 2011, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Information required by this item is set forth in the Company’s Proxy Statement for its 2012 annual meeting of shareholders, under the headings “Proposal 1. Election of Three Directors of the Company for Terms Ending in the Year 2015,” “Board of Directors of Northwest Bancorporation, Inc.,” “Information Concerning the Board of Directors and its Committees,” “Corporate Governance,” and “Executive Officers” and is incorporated in this Item 10 by reference.

Compliance with Section 16(a)

Information regarding compliance with Section 16(a) of the Exchange Act of 1934, by certain affiliates of the Company, is set forth in the Company’s Proxy Statement for its 2012 annual meeting of shareholders, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Item 10 by reference.

Code of Ethics

Information regarding the Company’s code of ethics is set forth in the Company’s Proxy Statement for its 2012 annual meeting of shareholders, under the heading “Corporate Governance – Code of Ethics” and is incorporated in this Item 10 by reference.

Audit Committee and Audit Committee Financial Expert

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2012 annual meeting of shareholders, under the headings “Information Concerning the Board of Directors and its Committees – Committees of the Board – Audit Committee” and “Audit Committee Report” is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the headings “Executive Officers,” “Executive Compensation,” and “Compensation Committee Report” in the Company’s 2012 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2012 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the headings “Transactions with Management and Others” and “Corporate Governance – Director Independence” in the Company’s 2012 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services.

The information with respect to principal accounting fees and services required by this Item 14 is included under the headings “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval of Audit and Non-Audit Services” in the Company’s 2012 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements. The following financial statements are filed in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)	Exhibits. The following exhibits are filed as part of this report and are incorporated herein by reference:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to exhibits 3.1 and 3.2.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed with the SEC on February 13, 2009, and incorporated herein by reference.

4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K filed on February 13, 2009, and incorporated herein by reference.

10.1	Letter Agreement, dated February 13, 2009, between the Company and the United States Department of the Treasury. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 13, 2009, and incorporated herein by reference.

10.2	Lease Agreement for the Company’s Main Branch dated March 3, 2010, by and between the Company and Diamond Plaza, LLC. Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 11, 2009, and incorporated herein by reference.

10.3	Unfunded Supplemental Executive Retirement Plan, dated August 29, 2008, for Randall L. Fewel. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 4, 2008, and incorporated herein by reference.

10.4	Inland Northwest Bank 2006 Share Incentive Plan. Filed herewith.

10.5	Randall L. Fewel Employment Agreement dated January 8, 2003. Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

10.6	Holly A. Austin (“Poquette”) Employment Agreement dated January 8, 2003. Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

10.7	Scott W. Southwick Employment Agreement dated June 11, 2007. Filed as an Exhibit 10.2.9 to the Company’s Form 10-Q on August 10, 2007, and incorporated herein by reference.

21.1	Subsidiaries of registrant. Filed herewith.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

99.1	Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.2	Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

101	The following financial information from the Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Condensed Consolidated Statements of Equity and Redeemable Noncontrolling Interests; and (vi) the Notes to Consolidated Financial Statements .(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

/s/ Randall L. Fewel	Date: February 29, 2012
Randall L. Fewel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Fewel Randall L. Fewel	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ Holly A. Poquette Holly A. Poquette	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Lisa A. Sanborn Lisa A. Sanborn	Vice President and Controller (Principal Accounting Officer)	February 29, 2012

/s/ Anthony D. Bonanzino Anthony D. Bonanzino	Chairman of the Board	February 29, 2012

/s/ Freeman B. Duncan Freeman B. Duncan	Vice Chairman of the Board	February 29, 2012

/s/ Dwight B. Aden, Jr. Dwight B. Aden, Jr.	Director	February 29, 2012

/s/ Katie Brodie Katie Brodie	Director	February 29, 2012

/s/ Harlan D. Douglass Harlan D. Douglass	Director	February 29, 2012

/s/ Clark H. Gemmill Clark H. Gemmill	Director	February 29, 2012

/s/ Bryan S. Norby Bryan S. Norby	Director	February 29, 2012

/s/ William E. Shelby William E. Shelby	Director	February 29, 2012

/s/ Jennifer P. West Jennifer P. West	Director	February 29, 2012