Form 10-Q
period 2012-03-31
NORTHWEST BANCORPORATION INC
filed 2012-05-11
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant has a single class of common stock, of which there were 3,084,548 shares issued and outstanding as of April 30, 2012.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month period ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

($ in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,182	$13,511
Federal funds sold and other interest bearing deposits	16,636	13,774

Total cash and cash equivalents	27,818	27,285
Securities available for sale, at fair value	71,751	66,250
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $7,337 and $6,816	263,847	258,586
Loans held for sale	2,686	2,728
Premises and equipment, net	16,204	16,432
Accrued interest receivable	1,633	1,456
Foreclosed real estate	4,756	4,459
Bank owned life insurance	3,946	3,916
Other assets	3,267	3,360

TOTAL ASSETS	$397,169	$385,733

LIABILITIES
Deposits	$343,545	$332,134
Accrued interest payable	522	507
Borrowed funds	12,761	13,207
Other liabilities	3,738	3,486

Total liabilities	360,566	349,334

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,278	10,249
Preferred stock - Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	550	553
Common stock, no par value, 5,000,000 shares authorized; 3,084,548 shares issued and outstanding	26,006	25,984
Accumulated deficit	(1,443)	(1,599)
Accumulated other comprehensive income	1,212	1,212
Total shareholders’ equity	36,603	36,399

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$397,169	$385,733

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Loans, including fees	$3,834	$4,670
Investment securities	543	593
Federal funds sold and interest bearing deposits	6	3

Total interest income	4,383	5,266
Interest expense:
Deposits	681	1,096
Borrowed funds	100	70

Total interest expense	781	1,166

Net interest income	3,602	4,100
Provision for loan losses	600	831

Net interest income after provision for loan losses	3,002	3,269
Noninterest income:
Service charges on deposits	325	352
Gain from sale of loans, net	276	143
Gain on investment securities	20	—
Other noninterest income	482	315

Total noninterest income	1,103	810
Noninterest expense:
Salaries and employee benefits	1,771	1,673
Occupancy and equipment	329	329
Depreciation and amortization	304	302
Advertising and promotion	65	70
Gain on foreclosed real estate, net	—	(29)
FDIC assessments	119	204
Other noninterest expense	1,070	730

Total noninterest expense	3,658	3,279

Income before income taxes	447	800
Income tax expense	122	200

NET INCOME	$325	$600

Preferred stock dividends and discount accretion, net	169	170

Net income applicable to common shares	$156	$430

Earnings per common share - basic	$0.05	$0.14
Earnings per common share - diluted	$0.05	$0.14
Weighted average shares outstanding - basic	3,084,548	3,076,848
Weighted average shares outstanding - diluted	3,122,070	3,087,463

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income

($ in thousands)

	Three months ended March 31,
	2012	2011
Net income	$325	$600
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(13)	344
Add: reclassification adjustment for gains included in net income	13	—

Other comprehensive income	—	344

COMPREHENSIVE INCOME	$325	$944

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$10,697	$25,896	$(175)	$(731)	$35,687
Net loss	—	—	(746)	—	(746)
Stock issued to directors	—	33	—	—	33
Dividends on preferred stock	—	—	(573)	—	(573)
Accretion of preferred stock discount, net	105	—	(105)	—	—
Equity-based compensation expense	—	55	—	—	55
Net change in unrealized gain on securities available for sale, net of taxes	—	—	—	1,943	1,943

Balance, December 31, 2011	10,802	25,984	(1,599)	1,212	36,399
Net income	—	—	325	—	325
Dividends on preferred stock	—	—	(143)	—	(143)
Accretion of preferred stock discount, net	26	—	(26)	—	—
Equity-based compensation expense	—	22	—	—	22

Balance, March 31, 2012	$10,828	$26,006	$(1,443)	$1,212	$36,603

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$600
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums and discounts, net	202	(91)
Gain on sale of securities	(20)	—
Accretion of net deferred loan fees	(22)	(86)
Provision for loan losses	600	831
Origination of loans held for sale	(11,925)	(6,564)
Proceeds from sales of loans held for sale	12,243	8,632
Gain on sale of loans held for sale, net	(276)	(143)
Depreciation and amortization	304	302
Gain on sale of foreclosed real estate, net	—	(29)
Increase in cash surrender value of bank owned life insurance	(30)	(30)
Decrease in deferred income taxes, net	122	328
Equity-based compensation expense	22	13
Change in assets and liabilities:
Accrued interest receivable	(177)	(316)
Other assets	(30)	89
Accrued interest payable	15	(21)
Other liabilities	109	259

Net cash provided by operating activities	1,462	3,774

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(8,035)	(1,330)
Proceeds from maturities, calls and principal repayments	1,768	1,811
Proceeds from sales	585	—
Net increase in loans	(6,297)	(2,446)
Purchase of premises and equipment	(76)	(79)
Proceeds from sale of foreclosed real estate, net of capital improvements	161	291
Net cash used by investing activities	(11,894)	(1,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,411	(114)
Net decrease in securities sold under agreement to repurchase	—	(135)
Repayment of borrowed funds	(446)	(1,357)
Net cash provided (used) by financing activities	10,965	(1,606)

NET CHANGE IN CASH AND CASH EQUIVALENTS	533	415
Cash and cash equivalents, beginning of period	27,285	15,841

Cash and cash equivalents, end of period	$27,818	$16,256

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$766	$1,188
Income taxes	—	574
Noncash investing and financing activities:
Increase in fair value of securities available for sale, net	—	344
Acquisition of real estate in settlement of loans	458	271
Preferred stock dividend accrued but not paid	143	143

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Summary of Significant Accounting Policies

Basis of presentation and consolidation: The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”), its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Northwest Property LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes as disclosed in the annual report on Form 10-K for the year ended December 31, 2011.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2012 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

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

New accounting pronouncements: In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

ASU No. 2011-04 Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements. The notes to consolidated financial statements include the enhanced disclosures required by ASU No. 2011-04.

ASU No. 2011-11 Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This update was issued jointly by the FASB and International Accounting Standards Board (“IASB”) to require specific disclosures about netting arrangements for assets and liabilities. Entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”), as well as to enable users of the financial statements to understand the effect of those arrangements on its financial position. This amendment is effective for the interim period beginning on or after January 1, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, which includes, among other things, requirements to disclose reclassifications of items out of accumulated other comprehensive income by component in both the statement of operations and the statement of other comprehensive income. Due to concerns that the disclosure requirements may add unnecessary complexity to financial statements, the FASB deferred the effective date pertaining to reclassification adjustments until the IASB is able to reconsider those provisions. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of this update were effective upon its issuance in December 2011 and are not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2.  Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at March 31, 2012 and December 31, 2011.

The amortized cost of securities and their approximate fair values at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$6,157	$40	$(6)	$6,191
State and municipal securities	25,369	1,291	(20)	26,640
Corporate debt obligations	12,678	274	(68)	12,884
SBA guaranteed loan pools	9,254	148	(14)	9,388
Mortgage backed securities	6,026	111	(12)	6,125
Collateralized mortgage obligations	9,951	112	(20)	10,043
Certificates of deposit	480	—	—	480

	$69,915	$1,976	$(140)	$71,751

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$6,735	$67	$—	$6,802
State and municipal securities	23,529	1,526	(1)	25,054
Corporate debt obligations	11,909	120	(278)	11,751
SBA guaranteed loan pools	8,756	194	—	8,950
Mortgage backed securities	4,284	115	(2)	4,397
Collateralized mortgage obligations	9,201	146	(51)	9,296

	$64,414	$2,168	$(332)	$66,250

As of March 31, 2012, there were 29 securities with unrealized losses. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$1,494	$6	$—	$—	$1,494	$6
State and municipal securities	1,077	18	469	2	1,546	20
Corporate debt obligations	2,062	30	1,788	38	3,850	68
SBA guaranteed pools	1,811	14	—	—	1,811	14
Mortgage backed securities	1,977	12	—	—	1,977	12
Collateralized mortgage obligations	3,867	20	265	—	4,132	20

	$12,288	$100	$2,522	$40	$14,810	$140

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$—	$—	$259	$1	$259	$1
Corporate debt obligations	3,018	103	3,622	175	6,640	278
SBA guaranteed pools	1,079	—	—	—	1,079	—
Mortgage backed securities	1,085	2	—	—	1,085	2
Collateralized mortgage obligations	3,883	51	267	—	4,150	51

	$9,065	$156	$4,148	$176	$13,213	$332

Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2012, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

Scheduled maturities of securities available for sale at March 31, 2012, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$985	$1,016
Due after one year through five years	17,606	18,180
Due after five years through ten years	16,917	17,560
Due after ten years	34,407	34,995

	$69,915	$71,751

At March 31, 2012 and December 31, 2011, securities with an amortized cost of $6.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. The market value for these securities was $6.1 million at March 31, 2012 and December 31, 2011.

One security was sold in the three-month period ended March 31, 2012, resulting in a gross gain of $20 thousand. No securities were sold in the three-month period ended March 31, 2011.

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

At March 31, 2012, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per Accounting Standards Codification (“ASC”) 320-10-35. The FHLB has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and therefore has suspended future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

Interest is accrued as earned unless management determines that the collectability of the loan or the unpaid interest is doubtful. Interest accruals are generally discontinued when loans become 90 days past due on scheduled payments. All previously accrued but uncollected interest is deducted from interest income upon transfer to nonaccrual status. Future collection of interest is included in interest income based upon an assessment of the likelihood that the loans will be repaid or recovered.

The following table presents the Bank’s loan balances for the periods indicated:

	March 31, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$143,802	$142,465
Construction and land development	32,084	31,381
Residential	31,023	32,180
Commercial and industrial	58,059	53,224
Consumer	6,573	6,553

	271,541	265,803
Allowance for loan losses	(7,337)	(6,816)
Net deferred loan fees	(357)	(401)

	$263,847	$258,586

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,483	$—	$3,992	$5,475	$138,327	$143,802
Construction and land development	315	—	1,638	1,953	30,131	32,084
Residential	555	—	11	566	30,457	31,023
Commercial and industrial	368	335	—	703	57,356	58,059
Consumer	79	26	5	110	6,463	6,573

	$2,800	$361	$5,646	$8,807	$262,734	$271,541

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$743	$349	$3,273	$4,365	$138,100	$142,465
Construction and land development	1,268	102	2,685	4,055	27,326	31,381
Residential	11	1,690	—	1,701	30,479	32,180
Commercial and industrial	294	—	—	294	52,930	53,224
Consumer	127	44	1	172	6,381	6,553

	$2,443	$2,185	$5,959	$10,587	$255,216	$265,803

No loans over 90 days past due were still on accrual status as of March 31, 2012 and December 31, 2011.

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$6,498	$3,870
Construction and land development	4,529	3,953
Residential	1,229	1,758
Commercial and industrial	48	50
Consumer	41	43

	$12,345	$9,674

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $190 thousand and $112 thousand would have been recognized for the three-month periods ended March 31, 2012 and 2011, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of March 31, 2012 and December 31, 2011, the Bank’s impaired loan balances were as follows:

	March 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$19,667	$12,491	$5,005	$17,496	$1,330
Construction and land development	15,176	11,083	660	11,743	98
Residential	1,986	1,082	803	1,885	370
Commercial and industrial	1,302	283	1,019	1,302	369
Consumer	125	21	95	116	46

	$38,256	$24,960	$7,582	$32,542	$2,213

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$16,726	$4,964	$9,681	$14,645	$1,587
Construction and land development	15,015	8,451	3,131	11,582	115
Residential	3,033	849	1,911	2,760	543
Commercial and industrial	1,279	34	1,246	1,280	323
Consumer	126	17	103	120	44

	$36,179	$14,315	$16,072	$30,387	$2,612

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended March 31,
	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$15,685	$248	$22,151	$288
Construction and land development	12,452	92	11,029	144
Residential	2,119	23	3,188	31
Commercial and industrial	1,282	20	1,355	22
Consumer	187	5	134	4

	$31,725	$388	$37,857	$489

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

	March 31, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$9,672	$1,913	$11,585	$9,684	$1,939	$11,623
Construction and land development	—	2,904	2,904	—	2,957	2,957
Residential	—	296	296	—	815	815
Commercial and industrial	528	—	528	535	—	535
Consumer	—	—	—	—	—	—

	$10,200	$5,113	$15,313	$10,219	$5,711	$15,930

For the three-month periods ended March 31, 2012 and 2011, the Bank recognized interest income of $215 thousand and $421 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the three-month periods ending March 31, 2012 and 2011, were as follows:

	Three months ended March 31,
	2012			2011
	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment	Number of Contracts	Pre- modification Recorded Investment	Post- modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	—	$—	$—	4	$5,499	$5,499
Construction and land development	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	—	$—	$—	4	$5,499	$5,499

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. Such modifications do not obligate the Bank to lend additional funds to debtors whose loans have been restructured.

Troubled debt restructurings for which there was a declaration of default which remains unresolved during the three-month periods ending March 31, 2012 and 2011, were as follows:

	Three months ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	—	$—	—	$—
Construction and land development	1	272	—	—
Residential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—

	1	$272	—	$—

The Bank may declare a borrower to be in default when an event of default, such as a past due payment, has occurred and is not remedied in a reasonable amount of time. Restructured loans for which there was a declared and continuing default during the period are included in the calculation of the allowance for loan losses as deemed appropriate for each defaulted credit.

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

The following table summarizes the Bank’s internal risk rating by loan class:

	March 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$109,094	$17,067	$17,641	$—	$143,802
Construction and land development	17,397	2,899	11,788	—	32,084
Residential	27,310	1,100	2,613	—	31,023
Commercial and industrial	52,358	3,446	2,207	48	58,059
Consumer	6,423	27	123	—	6,573

	$212,582	$24,539	$34,372	$48	$271,541

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$107,723	$18,790	$15,952	$—	$142,465
Construction and land development	15,432	4,028	11,921	—	31,381
Residential	27,655	1,533	2,992	—	32,180
Commercial and industrial	47,556	3,170	2,498	—	53,224
Consumer	6,406	26	118	3	6,553

	$204,772	$27,547	$33,481	$3	$265,803

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

Activity in the allowance for loan losses was as follows for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(199)	$—	$—	$2,936
Construction and land development	1,304	106	(45)	2	1,367
Residential	1,274	(16)	(65)	1	1,194
Commercial and industrial	751	(11)	—	5	745
Consumer	140	(52)	(4)	27	111
Unallocated	212	772	—	—	984

	$6,816	$600	$(114)	$35	$7,337

	Three months ended March 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$498	$(1,328)	$—	$1,949
Construction and land development	1,341	(163)	(112)	—	1,066
Residential	1,081	374	(104)	15	1,366
Commercial and industrial	1,162	117	(40)	—	1,239
Consumer	347	(58)	(10)	1	280
Unallocated	208	63	—	—	271

	$6,918	$831	$(1,594)	$16	$6,171

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	March 31, 2012
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$126,306	$1,606	$17,496	$1,330
Construction and land development	20,341	1,269	11,743	98
Residential	29,138	824	1,885	370
Commercial and industrial	56,757	376	1,302	369
Consumer	6,457	65	116	46
Unallocated	—	984	—	—

	$238,999	$5,124	$32,542	$2,213

	December 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$127,820	$1,548	$14,645	$1,587
Construction and land development	19,799	1,189	11,582	115
Residential	29,419	732	2,760	543
Commercial and industrial	51,945	428	1,279	323
Consumer	6,433	95	121	44
Unallocated	—	212	—	—

	$235,416	$4,204	$30,387	$2,612

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4.  Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Balance, beginning of period	$4,459	$3,963
Transfers from loans	458	271
Capital improvements to property	—	50
Dispositions of property	(161)	(312)
Provision charged to income	—	—

Balance, end of period	$4,756	$3,972

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

NOTE 5. Deposits

Classifications of deposits were as follows:

	March 31, 2012	December 31, 2011
	($ in thousands)
Noninterest bearing demand deposits	$75,905	$64,982
Money market accounts	44,178	40,388
NOW accounts	68,894	69,818
Savings accounts	60,976	58,505
Time deposits, $100,000 and over	50,823	52,620
Time deposits, under $100,000	42,769	45,821

	$343,545	$332,134

NOTE 6.  Borrowed Funds

Borrowed funds consist of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Federal Home Loan Bank advances	$7,031	$7,473
Junior subordinated debentures	5,155	5,155
Capital lease obligation	575	579

	$12,761	$13,207

FHLB advances are secured by a blanket pledge on Bank assets, including certain qualified loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.2 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.17% at March 31, 2012. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5.0 million to third-party investors. The common securities are included in “other assets” and the subordinated debentures are included in “borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of March 31, 2012 and December 31, 2011, the accumulated deferred interest that was accrued on these securities was $272 thousand and $243 thousand, respectively.

Capital lease obligation: The capital lease obligation is related to a ground lease, with a purchase option, that the Bank entered into in 2005 for one of the Bank’s branch locations. As a “capitalized” lease, the value of the property is included as an asset on the consolidated statements of financial condition in “Premises and equipment, net,” and the net present value of future payments is included in “Borrowed funds.”

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	March 31, 2012		December 31, 2011
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$55,753	$—	$44,984	$—
Pacific Coast Bankers Bank	10,000	—	10,000	—
Zions Bank	5,000	—	5,000	—

	$70,753	$—	$59,984	$—

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

NOTE 7.  Commitments

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At March 31, 2012 and December 31, 2011, commitments under standby letters of credit were $1.7 million and $1.6 million, respectively, and firm loan commitments were $72.2 million and $74.1 million, respectively. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

The Bank is a party to various claims and lawsuits that are brought by and against the Bank and Company in the ordinary course of business, the aggregate effect of which are not expected to be material to the financial condition of the Company.

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

NOTE 8.  Income Taxes

The Company’s normal, expected statutory income tax rate is 36.2%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Federal income tax expense at statutory rate	$153	$272
Effect of tax-exempt interest income	(62)	(65)
Effect of nondeductible interest expense	2	4
Effect of other nondeductible expenses	4	3
Effect of state income tax expense	14	9
Other	11	(23)

Income tax expense	$122	$200

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of March 31, 2012.

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

The Company had no unrecognized tax benefits at March 31, 2012 or December 31, 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended March 31, 2012 and December 31, 2011, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2009.

NOTE 9.  Common and Preferred Stock

Common Stock:

No cash or stock dividends on common stock were declared during the three-month periods ended March 31, 2012 and 2011.

On July 15, 2010, the Company concluded an offering of its common stock to current shareholders, raising $2.7 million in exchange for 686,805 shares. Net proceeds to the Company, after expenses, were $2.6 million.

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

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series B Preferred Stock pays a cumulative dividend of 9% per year. The Company may, at its option, redeem the Series A Preferred Stock and the Series B Preferred Stock (together, the “Preferred Stock”) at the issue price, plus accrued and unpaid dividends. The Preferred Stock is generally non-voting and qualifies as Tier 1 capital.

As a result of the Company’s participation in the Capital Purchase Program, the Company is restricted from paying any dividend on its common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock. During the three year period beginning February 13, 2009, payment of dividends on common stock by the Company were not permitted to exceed the last annual cash dividend of $0.20 per share. Prior consent of the Treasury is required from February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. After February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Preferred Stock to third parties.

During each of the three-month periods ended March 31, 2012 and 2011, the Company declared preferred stock dividends totaling $143 thousand. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of March 31, 2012 and December 31, 2011, accrued and unpaid dividends totaled $1.2 million and $1.1 million, respectively.

NOTE 10. Fair Values

Fair Value Hierarchy:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. GAAP established a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:	Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. A contractually binding sales price also provides reliable evidence of fair value.

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that requires significant management judgment or estimation, some of which may be internally developed.

Management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value measurements. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$—	$6,191	$—	$6,191
State and municipal securities	—	26,640	—	26,640
Corporate debt obligations	—	12,884	—	12,884
SBA guaranteed loan pools	—	9,388	—	9,388
Mortgage backed securities	—	6,125	—	6,125
Collateralized mortgage obligations	—	10,043	—	10,043
Certificates of deposit	—	480	—	480

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$—	$6,802	$—	$6,802
State and municipal securities	—	25,054	—	25,054
Corporate debt obligations	—	11,751	—	11,751
SBA participation certificates	—	8,950	—	8,950
Mortgage backed securities	—	4,397	—	4,397
Collateralized mortgage obligations	—	9,296	—	9,296

Fair values of investment securities available-for-sale were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial instruments are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents the Company’s financial instruments measured at fair value on a nonrecurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$—	$—	$5,369	$5,369
Foreclosed real estate	—	—	4,756	4,756

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$—	$—	$13,460	$13,460
Foreclosed real estate	—	—	4,459	4,459

Losses resulting from nonrecurring fair value adjustments were as follows:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Impaired loans	$69	$1,570
Foreclosed real estate	—	—

Impaired loans: The loan amount above represents impaired, collateral dependent loans held by the Bank at the balance sheet date that have been adjusted to fair value. When collateral dependent loans are identified as impaired, the impairment is measured using the current fair value of the collateral securing these loans, less selling costs. The fair value of real estate collateral is determined using independent appraisals. The fair value of business equipment, inventory and accounts receivable collateral is typically based on the net book value on the business’ financial statements, but in some cases, an appraisal is obtained for equipment and inventory. Appraised and reported values are discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. The loss represents charge-offs or impairments on collateral dependent loans for adjustments made based on the fair value of the collateral.

Foreclosed real estate: The amount shown above represents impaired real estate properties that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate are recognized in the consolidated statements of operations. Losses from nonrecurring valuations represent impairments on foreclosed real estate made based on the fair value of the property.

Disclosures about Fair Value of Financial Instruments:

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments - Assets:
Cash and cash equivalents	$27,818	$27,818	$27,818	$—	$—
Loans receivable, net(1)	263,847	266,083	—	—	266,083
Loans held for sale	2,686	2,686	—	2,686	—
Financial Instruments - Liabilities:
Deposits(2)	343,545	344,712	—	249,953	94,759
Borrowed funds(3)	12,761	10,198	—	10,198	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments - Assets:
Cash and cash equivalents	$27,285	$27,285	$27,285	$—	$—
Loans receivable, net(1)	258,586	262,237	—	—	262,237
Loans held for sale	2,728	2,728	—	2,728	—
Financial Instruments - Liabilities:
Deposits(2)	332,134	333,404	—	233,693	99,711
Borrowed funds(3)	13,207	11,221	—	11,221	—

(1)	Comprised of loans, net of unearned income and the allowance for loan losses.
(2)	Comprised of time deposits, which are level 3 instruments, and all other deposit balances, which are level 2 instruments.
(3)	Comprised of long-term debt, subordinated debentures, and capital lease obligation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which is it practicable to estimate that value:

Cash and cash equivalents: The carrying value approximates fair value because of the short maturity of these investments.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as real estate, commercial and industrial, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. The fair values for fixed-rate loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. For variable rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values.

Loans held for sale: The carrying value approximates fair value because of the short maturity of these instruments.

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

Borrowed funds: The fair values of term debt, junior subordinated debentures, and capital lease obligations are estimated using the discounted value of contractual cash flow using the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of March 31, 2012 and December 31, 2011.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended March 31, 2012 and December 31, 2011.

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

Actual results may differ materially from the results discussed in these forward-looking statements, because such statements are inherently subject to significant assumptions, risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These include but are not limited to:

•	the rate of inflation, interest rate levels and market and monetary fluctuations;

•	trade, monetary and fiscal policies and laws, including interest rate policies of the federal government;

•	applicable laws and regulations and legislative or regulatory changes;

•	the timely development and acceptance of new products and services of the Company;

•	the willingness of customers to substitute competitors’ products and services for the Company’s products and services;

•	the financial condition of the Company’s borrowers and lenders;

•	the Company’s success in gaining regulatory approvals, when required;

•	technological and management changes;

•	growth and acquisition strategies;

•	the Company’s critical accounting policies and the implementation of such policies;

•	lower-than-expected revenue or cost savings or other issues in connection with mergers and acquisitions;

•	changes in consumer spending and saving habits;

•	the strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations; and

•	the Company’s success at managing the risks involved in the foregoing.

Other factors that could cause actual conditions, events or results to differ significantly from those described in the forward -looking statements may be found under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual report on Form 10-K, as updated regularly in the Company’s filings with the SEC. Unless legally required, the Company disclaims any obligation to update any forward-looking statements. You should consider any forward-looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our application of accounting policies since December 31, 2011.

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$4,383	$5,266	-16.8%
Interest expense	781	1,166	-33.0%

Net interest income	3,602	4,100	-12.1%
Provision for loan losses	600	831	-27.8%

Net interest income after provision for loan losses	3,002	3,269	-8.2%
Noninterest income	1,103	810	36.2%
Noninterest expense	3,658	3,279	11.6%

Income before income taxes	447	800	-44.1%
Income tax expense	122	200	-39.0%

Net income	325	600	-45.8%
Preferred stock dividends and discount accretion, net	169	170	-0.6%

Net income applicable to common shares	$156	$430	-63.7%

Per Common Share Data:
Basic earnings	$0.05	$0.14
Diluted earnings	$0.05	$0.14
Book value	$8.36	$8.38
Selected Ratios:
Return on average assets	0.16%	0.43%
Return on average equity	1.71%	4.92%
Net interest margin	4.11%	4.57%
Efficiency ratio	77.75%	66.78%
Noninterest income to average assets	1.14%	0.82%
Noninterest expense to average assets	3.79%	3.31%
Ending shareholders’ equity to average assets	9.48%	9.21%
Nonperforming loans to gross loans	4.55%	4.04%
Allowance for loan losses to gross loans	2.70%	2.18%

Results of Operations

Earnings

The Company reported net income applicable to common shares of $156 thousand for the three months ended March 31, 2012, compared to net income applicable to common shares of $430 thousand for the comparable period in 2011. Compared to the first quarter of 2011, operating results during 2012 were adversely affected by a reduction in net interest income and an increase in noninterest expense. The reductions in net interest income and increase in noninterest expense were partially offset by improvements in the provision for loan losses and noninterest income.

The return on average assets was 0.16% and 0.43% for the three months ended March 31, 2012 and 2011, respectively. The return on average equity was 1.71% and 4.92% for the three months ended March 31, 2012 and 2011, respectively.

Net Interest Income

The principal component of the Company’s earnings is its net interest income. Net interest income is the difference between the income earned on assets and the interest paid on deposits and on borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest earning assets and the rates paid on its interest bearing liabilities, the relative amounts of interest earning assets and interest bearing liabilities, and the degree of mismatch and the maturity and re-pricing characteristics of its interest earning assets and interest bearing liabilities. The Company’s net interest rate spread is determined based upon the total interest earning assets’ yield less the total interest bearing liabilities’ rate.

Average Balances, Rates, and Interest Income and Expenses. The following table sets forth certain information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.

	Three months ended March 31,
	2012			2011
	Average Balance	Interest Income or Expense(1)	Average Yield or Rate	Average Balance	Interest Income or Expense(1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2)(3)	$269,935	$3,834	5.68%	$283,328	$4,670	6.59%
Investment securities	71,212	543	3.05%	69,867	593	3.40%
FHLB stock	1,261	—	0.00%	1,261	—	0.00%
Federal funds sold and interest bearing deposits	7,963	6	0.30%	4,680	3	0.26%

Total interest earning assets	350,371	4,383	5.00%	359,136	5,266	5.87%
Noninterest earning assets	35,737			37,341

Total assets	$386,108			$396,477

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	42,055	34	0.32%	42,002	70	0.67%
NOW accounts	68,239	178	1.04%	59,409	314	2.11%
Savings accounts	59,920	66	0.44%	49,286	86	0.70%
Time deposits	95,097	403	1.70%	126,246	626	1.98%

Total interest bearing deposits	265,311	681	1.03%	276,943	1,096	1.58%
Securities sold under repurchase agreements	—	—	0.00%	52	—	0.00%
Borrowed funds	8,045	72	3.58%	3,766	44	4.67%
Junior subordinated debentures	5,155	28	2.17%	5,155	26	2.02%

Total borrowed funds	13,200	100	3.03%	8,973	70	3.12%

Total interest bearing liabilities	278,511	781	1.12%	285,916	1,166	1.63%
Noninterest bearing deposits	67,345			71,649
Other noninterest bearing liabilities	3,751			3,966
Shareholders’ equity	36,501			34,946

Total liabilities and shareholders’ equity	$386,108			$396,477

Net interest income		$3,602			$4,100

Net interest spread			3.88%			4.24%

Net interest income to average earning assets (margin)			4.11%			4.57%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $46 thousand and $118 thousand is included in loan interest income for 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, net interest income was $3.6 million and $4.1 million, respectively. This decrease in net interest income of $498 thousand, or 12.1%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, average interest earning assets and interest bearing liabilities. The net interest margin declined 46 basis points to 4.11% from 4.57% for the three-month periods ending March 31, 2012 and 2011, respectively.

Interest income for the three months ended March 31, 2012 was $4.4 million, representing a decrease of $883 thousand, or 16.8%, compared to the same period in 2011. The decrease in interest income is related to decreases in yields on loans and investments, a reduction in average loans outstanding, and a change in the mix of interest earning assets. Loans, the highest yielding component of earning assets, represented 77.0% of average earning assets during the first three months of 2012, compared to 78.9% during the first three months of 2011. The average yield on loans fell 91 basis points to 5.68% for the first three months of 2012 from 6.59% for the comparable period in 2011. The reduction in loan yield combined with a $13.4 million, or 4.7%, decrease in average loan balances resulted in interest income on loans decreasing $836 thousand, or 17.9%. Average investment securities increased $1.3 million, or 1.9%, from March 31, 2011 to March 31, 2012. The yield on securities decreased 35 basis points from 3.40% for the three months ended March 31, 2011, to 3.05% for the comparable period in 2012. The increase in investment securities combined with the decrease in yield on securities resulted in a reduction in investment income of $50 thousand, or 8.4%.

Interest expense for the three months ended March 31, 2012, was $781 thousand, representing a decrease of $385 thousand, or 33.0%, compared to $1.2 million for the same period in 2011. This improvement in interest expense was impacted by reductions in time deposit balances as well as reductions in rates paid on all interest bearing deposits and borrowed funds, and was partially offset by increased balances in non-maturity deposit accounts and borrowed funds. Overall, the average cost of interest bearing deposits improved 55 basis points from 1.58% for the three months ended March 31, 2011, to 1.03% for the comparable period in 2012.

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

	Three months ended March 31 2012 over 2011
	Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest income:
Loans receivable	$(221)	$(645)	$30	$(836)
Investment securities	11	(61)	—	(50)
Fed funds sold and interest bearing deposits	2	—	1	3

Total interest income	(208)	(706)	31	(883)
Interest expense:
Money market accounts	—	(37)	1	(36)
NOW accounts	47	(159)	(24)	(136)
Savings accounts	19	(32)	(7)	(20)
Time deposits	(154)	(88)	19	(223)
Borrowed funds	50	(10)	(12)	28
Junior subordinated debentures	—	2	—	2

Total interest expense	(38)	(324)	(23)	(385)

Net interest income	$(170)	$(382)	$54	$(498)

The year over year decreases in interest income were primarily attributable to decreases in yields on loans and investments and changes in the mix of interest earning assets with loan volume down and investment volume up. The decreases in interest income were more than offset by reductions in rates paid on interest bearing deposits and decreases in time deposit balances.

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

At March 31, 2012, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 2.1%, 2.8% and 3.9%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 1.1% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2012, was considered remote given prevailing interest rate levels.

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. The provision for loan losses during the three months ended March 31, 2012 was $600 thousand, which is a decrease of $231 thousand, or 27.8%, from the $831 thousand added to the provision for the same period in 2011. The lower provision for loan losses is attributable to decreases in net charge-offs during the quarter. The provision for loan losses as an annualized percentage of average outstanding loans was 0.9% and 1.2% for the three months ended March 31, 2012 and 2011, respectively. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses and net charge-offs.

Noninterest Income

Noninterest income for the three months ended March 31, 2012, was $1.1 million, an increase of $293 thousand, or 36.2%, from the same period in 2011. Service charge income on deposits declined $27 thousand, or 7.7%, year over year as a result of reduced income from overdraft and nonsufficient funds fees collected under the Bank’s overdraft privilege program. Net gains from the sale of loans improved $133 thousand, or 93.0%, year over year due to an increase in the volume of homeowners refinancing their existing mortgages and purchasing new homes, which is partially attributable to the Bank hiring three additional mortgage loan officers. Net gains on investment securities were $20 thousand for the quarter ended March 31, 2012, compared to $0 for the quarter ended March 31, 2011. Other noninterest income increased $167 thousand, or 53.0%, year over year. This increase is primarily attributable to higher income generated from foreclosed real estate properties totaling $113 thousand in addition to higher debit and credit card income of $47 thousand.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2012, was $3.7 million, an increase of $379 thousand, or 11.6%, from the same period in 2011.

Salaries and employee benefits increased $98 thousand, or 5.9%, year over year. This increase is primarily attributable to adding two new commercial loan officers and three new mortgage loan officers, partially offset by some small staffing reductions in several branch offices. Full-time employee equivalents (“FTEs”) climbed from 110 FTEs as of March 31, 2011, to 114 FTEs as of March 31, 2012. Salary and benefit increases were partially offset by an increase of $90 thousand in loan origination fee salary credits.

Net losses on foreclosed real estate were $0 for the three months ended March 31, 2012, compared to net gains of $29 thousand for the comparable period in 2011.

FDIC assessments decreased $85 thousand, or 41.7%, year over year. This reduction in assessments was a result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011, the FDIC’s discontinuance of its Transaction Account Guarantee Program premium in January 2011, and the Bank’s average assets decreasing $10.3 million.

Other noninterest expense for the three months ended March 31, 2012, were $1.1 million, an increase of $340 thousand, or 46.6%, from the same period in 2011. Significant year over year cost increases in other noninterest expense included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $162 thousand; software costs, which increased $57 thousand; appraisal costs related to new and existing loans, which increased $36 thousand; stationery and supplies costs, which increased $21 thousand; director compensation and other costs, which increased $18 thousand; and sundry losses, which increased $17 thousand.

Income Taxes

For the quarter ended March 31, 2012, the Company recorded income tax expense of $122 thousand compared to income tax expense of $200 thousand for the same period in 2011.

The Company’s normal, expected statutory income tax rate is 36.2%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Three months ended March 31,
	2012	2011
	($ in thousands)
Federal income tax expense at statutory rate	$153	$272
Effect of tax-exempt interest income	(62)	(65)
Effect of nondeductible interest expense	2	4
Effect of other nondeductible expenses	4	3
Effect of state income tax expense	14	9
Other	11	(23)

Income tax expense	$122	$200

Financial Condition

Securities

As of March 31, 2012, the Bank had $71.8 million of investment securities, which is an increase of $5.5 million, or 8.3%, from December 31, 2011. Activity in the securities portfolio during the three months ended March 31, 2012, included $8.0 million in purchases, $1.0 million in called and matured securities, $565 thousand in securities sold, paydowns of $767 thousand, and amortization of net purchase price premiums of $201 thousand. As of March 31, 2012, the securities portfolio included a net unrealized gain of $1.8 million, which is the same as it was as of December 31, 2011. With the exception of corporate bonds with a fair value of $12.9 million, all securities at March 31, 2012, are fully insured by or are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments.

Loans

The following table presents the composition of the loan portfolio by type and by interest rate structure for the periods indicated:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$143,802	53.0%	$142,465	53.6%
Construction and land development	32,084	11.8%	31,381	11.8%
Residential	31,023	11.4%	32,180	12.1%
Commercial and industrial	58,059	21.4%	53,224	20.0%
Consumer	6,573	2.4%	6,553	2.5%

	$271,541	100.0%	$265,803	100.0%

Fixed rate loans	$99,388	37%	$97,629	37%
Variable rate loans	172,153	63%	168,174	63%

	$271,541	100%	$265,803	100%

At March 31, 2012, the Bank reported $271.5 million in gross loans, an increase of $5.7 million, or 2.2%, compared to December 31, 2011. Total real estate loans increased $883 thousand, or 0.4%. Included in total real estate loans is commercial real estate loans, which increased $1.4 million, or 0.9%, construction and land development loans, which increased $703 thousand, or 2.2%, and residential real estate loans, which decreased $1.2 million, or 3.6%. Commercial and industrial loans increased $4.8 million, or 9.1%. The Bank has experienced weak loan demand in 2011 and 2012 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain very high, and real estate and other asset prices have declined appreciably.

Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	March 31, 2012	December 31, 2011
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,498	$3,870
Construction and land development	4,529	3,953
Residential real estate	1,229	1,758
Commercial and industrial	48	50
Consumer	41	43
Loans past due 90 days or more and accruing interest	—	—

Total nonperforming loans	12,345	9,674
Foreclosed real estate	4,756	4,459

Total nonperforming assets	$17,101	$14,133

At March 31, 2012, nonperforming assets were $17.1 million, representing an increase of $3.0 million, or 21.0%, from December 31, 2011. Nonperforming assets as a percentage of total assets were 4.3% as of March 31, 2012, and 3.7% as of December 31, 2011.

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

At March 31, 2012, the Bank had twenty-two nonaccrual loans totaling $12.3 million compared to eighteen nonaccrual loans totaling $9.7 million at December 31, 2011, representing an increase of $2.7 million, or 27.6%. This increase was comprised of $2.6 million in commercial real estate loans and $576 thousand in construction and land development loans; these increases were partially offset by a decrease of $529 thousand in residential real estate loans.

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

Twelve of the nonaccrual loans totaling $6.7 million, or 55% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules which are current at this time. As these borrowers perform under the terms of their agreement for a period of at least six months, and if they can establish a reliable source of future repayment, their loans may be considered for return to accrual. In several cases, the repayment plan includes the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value. Most of the remaining nonaccrual loans totaling about $3.0 million are either in the process of foreclosure or expected to soon be in the process of foreclosure.

Foreclosed real estate represents real property acquired as the result of borrower defaults on loans and is recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Impairments occurring at foreclosure are charged against the allowance for loan losses. Foreclosed properties are appraised as deemed necessary due to market fluctuations or as required by applicable regulations. Impairments for declines in value subsequent to foreclosure are included in other noninterest expense along with other expenses related to maintaining the properties. Foreclosed real estate was $4.8 million at March 31, 2012, representing an increase of $297 thousand, or 6.7%, from the amount reported at December 31, 2011. The largest foreclosed real estate property balances consist of a motel, business park, and undeveloped land located in Clark, Kootenai and Shoshone counties. The remaining foreclosed real estate properties consist of eight residential lots, all in the Bank’s primary market area, and an out of state recreational property. Most of the properties are listed for sale under a marketing plan intended to liquidate properties in a responsible and timely manner. Approximately $1.0 million of the foreclosed properties are currently under contract for sale.

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

	March 31, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$9,672	$1,913	$11,585	$9,684	$1,939	$11,623
Construction and land development	—	2,904	2,904	—	2,957	2,957
Residential	—	296	296	—	815	815
Commercial and industrial	528	—	528	535	—	535
Consumer	—	—	—	—	—	—

	$10,200	$5,113	$15,313	$10,219	$5,711	$15,930

Restructured loans decreased from $15.9 million at December 31, 2011, to $15.3 million at March 31, 2012. Many of the restructured loan agreements grant a period of interest-only payments without imposing other significant consequences. The Bank enters into workout agreements with the intention of improving or protecting the Bank’s opportunity for successful liquidation of the asset. As of March 31, 2012, three restructured loans were not current with their payments. Two of those three made their payments shortly after the end of the first quarter and are now current. Only one loan for $272 thousand remains delinquent, and the loan is now in the process of foreclosure. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $2.1 million as of both March 31, 2012 and December 31, 2011. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral support. The A/B note balances as of March 31, 2012 and December 31, 2011, are comprised of A note balances only.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s methodology for establishing the allowance for loan losses is based upon guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience, internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified classified loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. Management’s methodology for analyzing probable loan losses is consistent with the methods used as of December 31, 2011, except that the calculation was adjusted for changes in leading indicators such as unemployment and real estate market trends, as well as changes in the weighted average risk rating of loans in the portfolio.

As of March 31, 2012, the allowance for loan losses was $7.3 million, an increase of $521 thousand, or 7.6%, from December 31, 2011. The increase in the allowance for loan losses is principally attributable to the provision for loan losses exceeding net charge-offs for the three months ended March 31, 2012. The allowance for loan losses represented 2.7% and 2.6% of gross loans outstanding as of March 31, 2012 and December 31, 2011, respectively.

The following table provides a summary of activity in the allowance for loan losses during the first quarter of 2012 and 2011:

	Three months ended March 31, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(199)	$—	$—	$2,936
Construction and land development	1,304	106	(45)	2	1,367
Residential	1,274	(16)	(65)	1	1,194
Commercial and industrial	751	(11)	—	5	745
Consumer	140	(52)	(4)	27	111
Unallocated	212	772	—	—	984

	$6,816	$600	$(114)	$35	$7,337

	Three months ended March 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$498	$(1,328)	$—	$1,949
Construction and land development	1,341	(163)	(112)	—	1,066
Residential	1,081	374	(104)	15	1,366
Commercial and industrial	1,162	117	(40)	—	1,239
Consumer	347	(58)	(10)	1	280
Unallocated	208	63	—	—	271

	$6,918	$831	$(1,594)	$16	$6,171

Net charge-offs for the first three months of 2012 were $79 thousand compared to net charge-offs of $1.6 million for the first three months of 2011. Annualized net charge-offs were 0.1% and 2.2% of average gross loans for the three months ended March 31, 2012 and 2011, respectively. The majority of charge-offs during the first three months of 2012 and 2011 were due to losses on real estate secured loans, which accounted for 96.5% and 96.9% of total charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans:

	March 31, 2012		December 31, 2011
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,936	53.0%	$3,135	53.6%
Construction and land development	1,367	11.8%	1,304	11.8%
Residential	1,194	11.4%	1,274	12.1%
Commercial and industrial loans	745	21.4%	751	20.0%
Consumer and other	111	2.4%	140	2.5%
Unallocated	984	n/a	212	n/a

	$7,337	100.0%	$6,816	100.0%

Deferred Tax Asset

At March 31, 2012, the Company had recorded a net deferred tax asset of $311 thousand, which compared to a net deferred tax asset of $433 thousand at December 31, 2011. The net deferred tax asset decreased during the first three months of 2012 primarily as a result of a decrease in the Company’s net operating loss carryforward. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its net deferred tax asset due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of March 31, 2012.

Deposits

As of March 31, 2012, the Bank reported $343.5 million in deposits, which represents an increase of $11.4 million, or 3.4%, from the $332.1 million in deposits reported as of December 31, 2011. Noninterest bearing demand deposits increased $10.9 million, time deposits decreased $4.8 million, and other interest bearing deposits increased $5.3 million. The increase in noninterest bearing demand deposits is primarily attributable to one depositor whose funds are not expected to remain on deposit long-term. Time deposits have declined, in part, because some customers have moved time deposits into other interest bearing deposit accounts with higher yields as the rates paid by the Bank for time deposits have decreased in line with market rates.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $16.3 million, or 7.0%, during the first three months of 2012 and represented 72.8% and 70.4% of total deposits as of March 31, 2012 and December 31, 2011, respectively.

Borrowed Funds

Borrowings provide an additional source of funding for the Company and include FHLB advances and junior subordinated debentures. The Company also records a capital lease obligation as part of its borrowed funds. Borrowed funds were $12.8 million and $13.2 million as of March 31, 2012 and December 31, 2011, respectively. The $446 thousand decrease in borrowed funds is the result of regularly scheduled payments on FHLB advances and the capital lease obligation.

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

Shareholders’ equity was $36.6 million at March 31, 2012, compared with $36.4 million at December 31, 2011. The $204 thousand increase in shareholders’ equity is attributable to $325 thousand in net income and $22 thousand in equity compensation, offset by $143 thousand in accrued preferred stock dividends.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The following table provides the Company and the Bank’s regulatory capital ratios, which all exceeded minimum regulatory capital requirements:

	March 31, 2012	December 31, 2011	Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Leverage:
Company	10.3%	10.3%	4.0%	n/a
Bank	10.4%	10.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.2%	12.4%	4.0%	n/a
Bank	12.0%	12.2%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	13.4%	13.6%	8.0%	n/a
Bank	13.3%	13.4%	8.0%	10.0%

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of March 31, 2012, the Bank’s leverage ratio was 10.4%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the three-month periods ended March 31, 2012 and 2011. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. As a result of current restrictions that prevent the Bank from paying dividends to the Company, the Company has been deferring the payment of interest on its trust preferred debentures and the payment of dividends on its preferred stock.

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

The Company declared no dividends during the three-month periods ended March 31, 2012 and 2011, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury from February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions consist primarily of commitments to extend credit and other contractual obligations and are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, unused commitments to extend credit totaled $72.2 million and letters of credit totaled $1.7 million. The Company’s most significant contractual obligations, other than deposits and borrowings, include operating leases and salary continuation agreements. There have been no material changes in contractual obligations since December 31, 2011.

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

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At March 31, 2012, the Bank’s available borrowing capacity includes approximately $15.0 million in federal funds lines with various correspondent banks and $55.8 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. As previously noted, the Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During the years ended December 31, 2011 and 2010, the Company did not receive any dividends from the Bank.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of March 31, 2012, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as updated by our filings with the SEC. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or that management currently deems immaterial may also impair our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibits Index to this report, which follows the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 11, 2012	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2012	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2012	/s/ Lisa A. Sanborn
Lisa A. Sanborn
Controller, Secretary/Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1, 3.2, 4.2, 4.3 and 4.4.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.4	Warrant to purchase shares of the Company’s Series B Preferred Stock, dated February 13, 2009 and issued to the United States Department of the Treasury. Filed as Exhibit 4.3 to the Company’s current report on Form 8-K, filed on February 17, 2009, and incorporated herein by reference.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a- 14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.