Form 10-Q
period 2012-06-30
NORTHWEST BANCORPORATION INC
filed 2012-08-14
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant has a single class of common stock, of which there were 3,084,548 shares issued and outstanding as of July 31, 2012.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and six-month periods ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

($ in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$13,542	$13,511
Federal funds sold and other interest bearing deposits	15,497	13,774

Total cash and cash equivalents	29,039	27,285
Securities available for sale, at fair value	76,156	66,250
Federal Home Loan Bank stock, at cost	1,261	1,261
Loans receivable, net of allowance for loan losses $6,495 and $6,816	250,613	258,586
Loans held for sale	3,007	2,728
Premises and equipment, net	16,144	16,432
Accrued interest receivable	1,476	1,456
Foreclosed real estate	4,557	4,459
Bank owned life insurance	3,977	3,916
Other assets	2,486	3,360

TOTAL ASSETS	$388,716	$385,733

LIABILITIES
Deposits	$334,319	$332,134
Accrued interest payable	554	507
Borrowed funds	12,315	13,207
Other liabilities	4,283	3,486

Total liabilities	351,471	349,334

SHAREHOLDERS’ EQUITY
Preferred stock – Series A Cumulative Perpetual; $1,000 par value; $1,000 liquidation value; 10,500 shares authorized and issued	10,308	10,249
Preferred stock – Series B Cumulative Perpetual; $0.01 par value; $1,000 liquidation value; 525 shares authorized and issued	546	553
Common stock, no par value, 5,000,000 shares authorized; 3,084,548 shares issued and outstanding	26,025	25,984
Accumulated deficit	(1,323)	(1,599)
Accumulated other comprehensive income	1,689	1,212

Total shareholders’ equity	37,245	36,399

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$388,716	$385,733

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,757	$4,213	$7,591	$8,883
Investment securities	545	587	1,088	1,180
Federal funds sold and interest bearing deposits	9	3	15	6

Total interest income	4,311	4,803	8,694	10,069

Interest expense:
Deposits	607	1,001	1,288	2,097
Borrowed funds	96	78	196	148

Total interest expense	703	1,079	1,484	2,245

Net interest income	3,608	3,724	7,210	7,824

Provision for loan losses	400	1,531	1,000	2,362

Net interest income after provision for loan losses	3,208	2,193	6,210	5,462

Noninterest income:
Service charges on deposits	327	371	652	723
Gain from sale of loans, net	417	167	693	310
Gain on investment securities	99	33	119	33
Other noninterest income	552	333	1,034	648

Total noninterest income	1,395	904	2,498	1,714

Noninterest expense:
Salaries and employee benefits	1,757	1,658	3,528	3,331
Occupancy and equipment	348	319	677	648
Depreciation and amortization	297	301	601	603
Advertising and promotion	91	104	156	174
Loss on foreclosed real estate, net	470	112	470	83
FDIC assessments	126	118	245	322
Other noninterest expense	1,166	965	2,236	1,695

Total noninterest expense	4,255	3,577	7,913	6,856

Income (loss) before income taxes	348	(480)	795	320

Income tax expense (benefit)	59	(231)	181	(31)

NET INCOME (LOSS)	$289	$(249)	$614	$351

Preferred stock dividends and discount accretion, net	169	169	338	339

Net income (loss) applicable to common shares	$120	$(418)	$276	$12

Earnings (loss) per common share – basic	$0.04	$(0.14)	$0.09	$0.00
Earnings (loss) per common share – diluted	$0.04	$(0.14)	$0.09	$0.00
Weighted average shares outstanding – basic	3,084,548	3,080,133	3,084,548	3,078,499
Weighted average shares outstanding – diluted	3,137,471	3,080,133	3,174,993	3,090,737

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income

($ in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$289	$(249)	$614	$351

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	411	994	398	1,338
Add: reclassification adjustment for gains included in net income (loss)	66	22	79	22

Other comprehensive income	477	1,016	477	1,360

COMPREHENSIVE INCOME	$766	$767	$1,091	$1,711

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$10,697	$25,896	$(175)	$(731)	$35,687
Net loss	0	0	(746)	0	(746)
Stock issued to directors	0	33	0	0	33
Dividends on preferred stock	0	0	(573)	0	(573)
Accretion of preferred stock discount, net	105	0	(105)	0	0
Equity-based compensation expense	0	55	0	0	55
Net change in unrealized gain on securities available for sale, net of tax	0	0	0	1,943	1,943

Balance, December 31, 2011	10,802	25,984	(1,599)	1,212	36,399
Net income	0	0	614	0	614
Dividends on preferred stock	0	0	(286)	0	(286)
Accretion of preferred stock discount, net	52	0	(52)	0	0
Equity-based compensation expense	0	41	0	0	41
Net change in unrealized gain on securities available for sale, net of tax	0	0	0	477	477

Balance, June 30, 2012	$10,854	$26,025	$(1,323)	$1,689	$37,245

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$614	$351
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums and discounts, net	446	179
Gain on sale of securities	(119)	(33)
Accretion of net deferred loan fees	(57)	(156)
Provision for loan losses	1,000	2,362
Origination of loans held for sale	(28,479)	(15,360)
Proceeds from sales of loans held for sale	28,893	16,359
Gain on sale of loans held for sale, net	(693)	(310)
Depreciation and amortization	601	603
Provision for losses on foreclosed real estate	494	196
Gain on sale of foreclosed real estate, net	(24)	(113)
Increase in cash surrender value of bank owned life insurance	(61)	(60)
Decrease (increase) in deferred income taxes, net	174	(51)
Equity-based compensation expense	41	26
Issuance of common stock under directors’ compensation arrangements	0	21
Change in assets and liabilities:
Accrued interest receivable	(20)	6
Other assets	454	842
Accrued interest payable	47	3
Other liabilities	511	256

Net cash provided by operating activities	3,822	5,121

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Purchases	(20,493)	(6,185)
Proceeds from maturities, calls and principal repayments	7,058	10,718
Proceeds from sales	3,925	2,494
Net decrease in loans	6,120	4,881
Purchase of premises and equipment	(313)	(199)
Proceeds from sale of foreclosed real estate, net of capital improvements	342	588

Net cash (used) provided by investing activities	(3,361)	12,297

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,185	(19,150)
Net decrease in securities sold under agreement to repurchase	0	(135)
Proceeds from borrowed funds	0	7,000
Repayment of borrowed funds	(892)	(2,423)

Net cash provided (used) by financing activities	1,293	(14,708)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,754	2,710
Cash and cash equivalents, beginning of period	27,285	15,841

Cash and cash equivalents, end of period	$29,039	$18,551

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$1,437	$2,241
Income taxes	0	0

Noncash investing and financing activities:
Increase in fair value of securities available for sale, net	477	1,360
Acquisition of real estate in settlement of loans	910	271
Foreclosed real estate financed in-house	0	234
Preferred stock dividend accrued but not paid	286	286

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

Segment reporting: The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria l established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, for reporting of selected information about operating segments.

New accounting pronouncements: In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

ASU No. 2011-04 Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The provisions of Accounting Standards Update (“ASU”) No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets; (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) an exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s consolidated financial statements. The notes to consolidated financial statements include the enhanced disclosures required by ASU No. 2011-04.

ASU No. 2011-11 Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This update was issued jointly by the FASB and International Accounting Standards Board (“IASB”) to require specific disclosures about netting arrangements for assets and liabilities. Entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of IFRS, as well as to enable users of the financial statements to understand the effect of those arrangements on its financial position. This amendment is effective for the interim period beginning on or after January 1, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2.  Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at June 30, 2012 and December 31, 2011.

The amortized cost of securities and their approximate fair values at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$3,647	$35	$0	$3,682
State and municipal securities	25,681	1,746	(19)	27,408
Corporate debt obligations	11,435	271	(39)	11,667
SBA guaranteed loan pools	11,677	349	0	12,026
Mortgage backed securities	5,634	144	(3)	5,775
Collateralized mortgage obligations	13,603	149	(74)	13,678
Other	1,920	0	0	1,920

	$73,597	$2,694	$(135)	$76,156

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$6,735	$67	$0	$6,802
State and municipal securities	23,529	1,526	(1)	25,054
Corporate debt obligations	11,909	120	(278)	11,751
SBA guaranteed loan pools	8,756	194	0	8,950
Mortgage backed securities	4,284	115	(2)	4,397
Collateralized mortgage obligations	9,201	146	(51)	9,296

	$64,414	$2,168	$(332)	$66,250

As of June 30, 2012, there were 24 securities with unrealized losses. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$1,483	$19	$0	$0	$1,483	$19
Corporate debt obligations	2,679	39	0	0	2,679	39
SBA guaranteed loan pools	1,067	0	0	0	1,067	0
Mortgage backed securities	951	3	0	0	951	3
Collateralized mortgage obligations	7,105	74	0	0	7,105	74

	$13,285	$135	$0	$0	$13,285	$135

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$0	$0	$259	$1	$259	$1
Corporate debt obligations	3,018	103	3,622	175	6,640	278
SBA guaranteed loan pools	1,079	0	0	0	1,079	0
Mortgage backed securities	1,085	2	0	0	1,085	2
Collateralized mortgage obligations	3,883	51	267	0	4,150	51

	$9,065	$156	$4,148	$176	$13,213	$332

Management has evaluated the above securities and does not believe that any individual unrealized loss as of June 30, 2012, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

Scheduled maturities of securities available for sale at June 30, 2012, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$984	$1,009
Due after one year through five years	18,148	18,678
Due after five years through ten years	17,332	18,344
Due after ten years	37,133	38,125

	$73,597	$76,156

At June 30, 2012 and December 31, 2011, securities with an amortized cost of $5.9 million and $6.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. The market value for these securities was $6.0 million and $6.1 million at June 30, 2012 and December 31, 2011, respectively.

Eight securities were sold in the six-month period ended June 30, 2012, resulting in gross gains of $132 thousand and gross losses of $3 thousand. Three securities were sold in the six-month period ended June 30, 2011 resulting in gross gains of $35 thousand.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the six months ended June 30, 2012, one security was called prior to maturity, resulting in a net loss of $10 thousand. During the six months ended June 30, 2011, one security was called prior to maturity, resulting in a loss of $2 thousand.

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

At June 30, 2012, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35. The FHLB has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and therefore has suspended future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an OTTI has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

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

The following table presents the Bank’s loan balances for the periods indicated:

	June 30, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$138,809	$142,465
Construction and land development	28,753	31,381
Residential	28,847	32,180
Commercial and industrial	54,016	53,224
Consumer	6,973	6,553

	257,398	265,803

Allowance for loan losses	(6,495)	(6,816)
Net deferred loan fees	(290)	(401)

	$250,613	$258,586

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,216	$344	$3,698	$5,258	$133,551	$138,809
Construction and land development	837	0	1,268	2,105	26,648	28,753
Residential	726	0	0	726	28,121	28,847
Commercial and industrial	30	319	0	349	53,667	54,016
Consumer	63	0	5	68	6,905	6,973

	$2,872	$663	$4,971	$8,506	$248,892	$257,398

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$743	$349	$3,273	$4,365	$138,100	$142,465
Construction and land development	1,268	102	2,685	4,055	27,326	31,381
Residential	11	1,690	0	1,701	30,479	32,180
Commercial and industrial	294	0	0	294	52,930	53,224
Consumer	127	44	1	172	6,381	6,553

	$2,443	$2,185	$5,959	$10,587	$255,216	$265,803

No loans over 90 days past due were still on accrual status as of June 30, 2012 and December 31, 2011.

Nonaccrual loans, segregated by class of loans, were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$6,250	$3,870
Construction and land development	3,692	3,953
Residential	968	1,758
Commercial and industrial	34	50
Consumer	19	43

	$10,963	$9,674

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $383 thousand and $338 thousand would have been recognized for the six-month periods ended June 30, 2012 and 2011, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of June 30, 2012 and December 31, 2011, the Bank’s impaired loan balances were as follows:

	June 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$19,142	$12,593	$4,092	$16,685	$1,184
Construction and land development	12,528	9,019	76	9,095	32
Residential	1,994	936	682	1,618	344
Commercial and industrial	1,279	518	452	970	266
Consumer	108	26	52	78	26

	$35,051	$23,092	$5,354	$28,446	$1,852

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$16,726	$4,964	$9,681	$14,645	$1,587
Construction and land development	15,015	8,451	3,131	11,582	115
Residential	3,033	849	1,911	2,760	543
Commercial and industrial	1,279	34	1,246	1,280	323
Consumer	126	17	103	120	44

	$36,179	$14,315	$16,072	$30,387	$2,612

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$16,809	$149	$21,281	$263
Construction and land development	8,448	93	11,607	79
Residential	1,891	11	2,983	33
Commercial and industrial	1,098	17	2,507	23
Consumer	120	4	159	3

	$28,366	$274	$38,537	$401

	Six months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$16,247	$397	$21,716	$550
Construction and land development	10,450	185	11,318	224
Residential	2,005	34	3,085	64
Commercial and industrial	1,190	37	1,931	45
Consumer	153	9	147	8

	$30,045	$662	$38,197	$891

Troubled debt restructuring: A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extention of payments of principal or interest, or both. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each credit, and is at a market rate for a transaction of similar risk. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The recorded investment in restructured loans was as follows:

	June 30, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$9,655	$1,867	$11,522	$9,684	$1,939	$11,623
Construction and land development	0	2,696	2,696	0	2,957	2,957
Residential	0	293	293	0	815	815
Commercial and industrial	521	0	521	535	0	535
Consumer	0	0	0	0	0	0

	$10,176	$4,856	$15,032	$10,219	$5,711	$15,930

For the six-month periods ended June 30, 2012 and 2011, the Bank recognized interest income of $282 thousand and $320 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the three and six-month periods ending June 30, 2012 and 2011, were as follows:

	Three months ended June 30,
	2012			2011
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	$0	2	$2,154	$2,154
Construction and land development	1	45	45	0	0	0
Residential	0	0	0	1	920	920
Commercial and industrial	0	0	0	2	312	312
Consumer	0	0	0	0	0	0

	1	$45	$45	5	$3,386	$3,386

	Six months ended June 30,
	2012			2011
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	$0	6	$7,653	$7,653
Construction and land development	1	45	45	0	0	0
Residential	0	0	0	1	920	920
Commercial and industrial	0	0	0	2	312	312
Consumer	0	0	0	0	0	0

	1	$45	$45	9	$8,885	$8,885

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. Such modifications do not obligate the Bank to lend additional funds to debtors whose loans have been restructured.

Troubled debt restructurings modified within the previous 12 months for which there was a declaration of default which remains unresolved during the three and six-month periods ending June 30, 2012 and 2011, were as follows:

	Three months ended June 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	2	$1,614	5	$6,375
Construction and land development	0	0	0	0
Residential	0	0	1	920
Commercial and industrial	1	285	0	0
Consumer	0	0	0	0

	3	$1,899	6	$7,295

	Six months ended June 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	2	$1,614	5	$6,375
Construction and land development	1	272	0	0
Residential	0	0	1	920
Commercial and industrial	1	285	0	0
Consumer	0	0	0	0

	4	$2,171	6	$7,295

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

The following table summarizes the Bank’s internal risk rating by loan class:

	June 30, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$111,828	$9,222	$17,759	$0	$138,809
Construction and land development	16,576	9,319	2,858	0	28,753
Residential	25,374	1,194	2,279	0	28,847
Commercial and industrial	47,770	4,876	1,370	0	54,016
Consumer	6,848	31	94	0	6,973

	$208,396	$24,642	$24,360	$0	$257,398

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$107,723	$18,790	$15,952	$0	$142,465
Construction and land development	15,432	4,028	11,921	0	31,381
Residential	27,655	1,533	2,992	0	32,180
Commercial and industrial	47,556	3,170	2,498	0	53,224
Consumer	6,406	26	118	3	6,553

	$204,772	$27,547	$33,481	$3	$265,803

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

Added to the Bank’s historical loss experience are metrics of general economic conditions and other qualitative risk factors both internal and external to the Bank. The risk factors believed by management to be most relevant to the loan portfolio are: (1) current unemployment levels in our operating areas, as compared to normal levels of unemployment; (2) the current level of past due and nonaccrual loans as compared to levels during years of low charge-offs; (3) a consideration of the trend of median home prices and foreclosure rates as they relate to construction and land loans; (4) a consideration of the trend of new housing starts and absorption rates as they relate to construction loans; (5) commercial and apartment vacancy rates and their relationship to multi-family and other commercial real estate loans; and (6) the change in the average risk rating of our portfolio, by loan type, as it relates to charge-off experience. Each component is used to calculate a risk factor, which is input into a “general reserve” matrix along with the historical loss rates discussed above. The total combined risk factor for each loan type is then applied to the loan balances that remain after impaired loans are segregated from the pool to determine an appropriate general valuation allowance. Management evaluates the change each one of these components has on the quality of the loan portfolio on a quarterly basis. In addition, management evaluates and documents intangible factors such as: (1) the experience, ability and effectiveness of the Bank’s lending management and staff; (2) the effectiveness of the Bank’s loan policies, procedures and internal controls; (3) the composition and concentrations of credit; and (4) the effectiveness of the internal loan review function.

The following table presents activity in the allowance for loan losses for the three-month periods ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,936	$45	$(292)	$3	$2,693
Construction and land development	1,367	(313)	(24)	1	1,031
Residential	1,194	559	(552)	4	1,204
Commercial and industrial	745	365	(366)	14	758
Consumer	111	18	(38)	7	98
Unallocated	984	(274)	0	0	711

	$7,337	$400	$(1,272)	$29	$6,495

	Three months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,949	$1,391	$0	$0	$3,340
Construction and land development	1,066	73	(215)	0	924
Residential	1,366	52	(55)	0	1,363
Commercial and industrial	1,239	(222)	(129)	0	888
Consumer	280	(7)	(47)	1	227
Unallocated	271	244	0	0	515

	$6,171	$1,531	$(446)	$1	$7,257

The following table presents activity in the allowance for loan losses for the six-month periods ended June 30, 2012 and 2011:

	Six months ended June 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(153)	$(292)	$3	$2,693
Construction and land development	1,304	(207)	(69)	3	1,031
Residential	1,274	542	(617)	5	1,204
Commercial and industrial	751	354	(366)	19	758
Consumer	140	(34)	(42)	34	98
Unallocated	212	498	0	0	711

	$6,816	$1,000	$(1,386)	$64	$6,495

	Six months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,889	$(1,328)	$0	$3,340
Construction and land development	1,341	(90)	(327)	0	924
Residential	1,081	426	(160)	16	1,363
Commercial and industrial	1,162	(104)	(171)	1	888
Consumer	347	(66)	(55)	1	227
Unallocated	208	307	0	0	515

	$6,918	$2,362	$(2,041)	$18	$7,257

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	June 30, 2012
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$122,124	$1,509	$16,685	$1,184
Construction and land development	19,658	999	9,095	32
Residential	27,229	860	1,618	344
Commercial and industrial	53,046	492	970	266
Consumer	6,895	72	78	26
Unallocated	0	711	0	0

	$228,952	$4,643	$28,446	$1,852

	December 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$127,820	$1,548	$14,645	$1,587
Construction and land development	19,799	1,189	11,582	115
Residential	29,419	732	2,760	543
Commercial and industrial	51,945	428	1,279	323
Consumer	6,433	95	121	44
Unallocated	0	212	0	0

	$235,416	$4,204	$30,387	$2,612

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4.  Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in thousands)
Balance, beginning of period	$4,756	$3,972	$4,459	$3,963

Transfers from loans	452	0	910	271
Capital improvements to property	27	0	27	50
Dispositions of property	(184)	(447)	(345)	(759)
Provision charged to income	(494)	(196)	(494)	(196)

Balance, end of period	$4,557	$3,329	$4,557	$3,329

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

NOTE 5.  Deposits

Classifications of deposits were as follows:

	June 30, 2012	December 31, 2011
	($ in thousands)
Noninterest bearing demand deposits	$74,597	$64,982
Money market accounts	44,365	40,388
NOW accounts	66,918	69,818
Savings accounts	57,647	58,505
Time deposits, $100,000 and over	49,792	52,620
Time deposits, under $100,000	41,000	45,821

	$334,319	$332,134

NOTE 6.  Borrowed Funds

Borrowed funds consist of the following:

	June 30, 2012	December 31, 2011
	($ in thousands)
Federal Home Loan Bank advances	$6,588	$7,473
Junior subordinated debentures	5,155	5,155
Capital lease obligation	572	579

	$12,315	$13,207

FHLB advances: FHLB advances are secured by a blanket pledge on Bank assets, including certain qualified loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.2 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.16% at June 30, 2012. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5.0 million to third-party investors. The common securities are included in “other assets” and the subordinated debentures are included in “borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related Trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective Trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of June 30, 2012 and December 31, 2011, the accumulated deferred interest that was accrued on these securities was $300 thousand and $243 thousand, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	June 30, 2012		December 31, 2011
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$56,790	$0	$44,984	$0
Pacific Coast Bankers Bank	10,000	0	10,000	0
Zions Bank	5,000	0	5,000	0

	$71,790	$0	$59,984	$0

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

NOTE 7.  Commitments

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At June 30, 2012 and December 31, 2011, commitments under standby letters of credit were $1.8 million and $1.6 million, respectively, and firm loan commitments were $81.4 million and $74.1 million, respectively. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

NOTE 8.  Income Taxes

The Company’s normal, expected statutory income tax rate is 36.1%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Six months ended June 30,
	2012	2011
	($ in thousands)
Federal income tax expense at statutory rate	$258	$98
Effect of tax-exempt interest income	(121)	(128)
Effect of nondeductible interest expense	5	7
Effect of other nondeductible expenses	7	6
Effect of state income tax expense	17	2
Other	15	(16)

Income tax expense	$181	$(31)

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of June 30, 2012.

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

The Company had no unrecognized tax benefits at June 30, 2012 or December 31, 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended June 30, 2012 and December 31, 2011, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2009.

NOTE 9.  Common and Preferred Stock

Common Stock:

No cash or stock dividends on common stock were declared during the six-month periods ended June 30, 2012 and 2011.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program of the U.S. Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (1) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having no par value per share, and (2) a warrant (the “Warrant”) to purchase 525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having no par value per share, for an aggregate purchase price of $10.5 million. The Treasury immediately exercised the Warrant.

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

During each of the six-month periods ended June 30, 2012 and 2011, the Company declared preferred stock dividends totaling $286 thousand. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of June 30, 2012 and December 31, 2011, accrued and unpaid dividends totaled $1.4 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$3,682	$0	$3,682
State and municipal securities	0	27,408	0	27,408
Corporate debt obligations	0	11,667	0	11,667
SBA guaranteed loan pools	0	12,026	0	12,026
Mortgage backed securities	0	5,775	0	5,775
Collateralized mortgage obligations	0	13,678	0	13,678
Other	0	1,920	0	1,920

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$6,802	$0	$6,802
State and municipal securities	0	25,054	0	25,054
Corporate debt obligations	0	11,751	0	11,751
SBA guaranteed loan pools	0	8,950	0	8,950
Mortgage backed securities	0	4,397	0	4,397
Collateralized mortgage obligations	0	9,296	0	9,296

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial instruments are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents the Company’s financial instruments measured at fair value on a nonrecurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$3,502	$3,502
Foreclosed real estate	0	0	4,557	4,557

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$13,460	$13,460
Foreclosed real estate	0	0	4,459	4,459

Losses resulting from nonrecurring fair value adjustments were as follows:

	Six months ended June 30,
	2012	2011
	($ in thousands)
Impaired loans	$1,307	$1,915
Foreclosed real estate	470	83

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

Disclosures about Fair Value of Financial Instruments:

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments – Assets:
Cash and cash equivalents	$29,039	$29,039	$29,039	$0	$0
Loans receivable, net	250,613	253,508	0	0	253,508
Loans held for sale	3,007	3,007	0	3,007	0
Financial Instruments – Liabilities:
Deposits	334,319	335,406	243,527	0	91,879
Borrowed funds	12,315	10,386	0	10,386	0

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments – Assets:
Cash and cash equivalents	$27,285	$27,285	$27,285	$0	$0
Loans receivable, net	258,586	262,237	0	0	262,237
Loans held for sale	2,728	2,728	0	2,728	0
Financial Instruments – Liabilities:
Deposits	332,134	333,404	233,693	0	99,711
Borrowed funds	13,207	11,221	0	11,221	0

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

Deposits: The fair value of deposits with no stated maturity such as noninterest bearing demand deposits, money market accounts, NOW accounts, and savings accounts is equal to the amount payable on demand at the reporting date, and such deposits are classified as Level 2 instruments. The fair value of fixed-maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. Time deposits are classified ast Level 3 instruments.

Borrowed funds: The fair values of term debt, junior subordinated debentures, and capital lease obligations are estimated using the discounted value of contractual cash flow using the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of June 30, 2012 and December 31, 2011.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended June 30, 2012 and December 31, 2011.

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

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	% Change	2012	2011	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$4,311	$4,803	-10.2%	$8,694	$10,069	-13.7%
Interest expense	703	1,079	-34.8%	1,484	2,245	-33.9%

Net interest income	3,608	3,724	-3.1%	7,210	7,824	-7.8%
Provision for loan losses	400	1,531	-73.9%	1,000	2,362	-57.7%

Net interest income after provision for loan losses	3,208	2,193	46.3%	6,210	5,462	13.7%
Noninterest income	1,395	904	54.3%	2,498	1,714	45.7%
Noninterest expense	4,255	3,577	19.0%	7,913	6,856	15.4%

Income before income taxes	348	(480)	172.5%	795	320	148.4%
Income tax expense	59	(231)	125.5%	181	(31)	683.9%

Net income	289	(249)	216.1%	614	351	74.9%
Preferred stock dividends and discount accretion, net	169	169	0.0%	338	339	-0.3%

Net income applicable to common shares	$120	$(418)	128.7%	$276	$12	2200.0%

Per Common Share Data:
Basic earnings	$0.04	$(0.14)		$0.09	$0.00
Diluted earnings	$0.04	$(0.14)		$0.09	$0.00
Book value	$8.56	$8.57		$8.56	$8.57

Selected Ratios:
Return on average assets	0.12%	-0.43%		0.14%	0.01%
Return on average equity	1.30%	-4.55%		1.50%	0.07%
Net interest margin	4.06%	4.21%		4.08%	4.39%
Efficiency ratio	85.05%	77.29%		81.51%	71.88%
Noninterest income to average assets	1.43%	0.93%		1.29%	0.87%
Noninterest expense to average assets	4.35%	3.66%		4.07%	3.49%
Ending shareholders’ equity to average assets	9.51%	9.51%		9.58%	9.45%
Nonperforming loans to gross loans	4.26%	4.08%		4.26%	4.08%
Allowance for loan losses to gross loans	2.52%	2.64%		2.52%	2.64%

Results of Operations

Earnings

The Company reported net income applicable to common shares of $120 thousand for the three months ended June 30, 2012, compared to a net loss applicable to common shares of $418 thousand for the comparable period in 2011. The second quarter profit resulted in net income applicable to common shares of $276 thousand for the first six months of 2012, compared to net income applicable to common shares of $12 thousand for the first six months of 2011. Compared to the second quarter of 2011, operating results improved during 2012 due to lower provision for loan losses, lower interest expense and higher noninterest income. These improvements in operating results were partially offset by a reduction in interest income and increased noninterest expense.

The return on average assets was 0.12% and -0.43% for the three-month periods ended June 30, 2012 and 2011, and 0.14% and 0.01% for the six-month periods ending on the same dates, respectively. The return on average equity was 1.30% and -4.55% for the three-month periods ended June 30, 2012 and 2011, and 1.50% and 0.07% for the six-month periods ending on the same dates, respectively.

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

The following table presents an analysis of the net interest income and net interest margin for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012			2011
	Average Balance	Interest Income or Expense(1)	Average Yield or Rate	Average Balance	Interest Income or Expense(1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross(2)(3)	$269,360	$3,757	5.58%	$277,777	$4,213	6.07%
Investment securities	76,799	545	2.84%	69,356	587	3.39%
FHLB stock	1,261	0	0.00%	1,261	0	0.00%
Federal funds sold and interest bearing deposits	8,220	9	0.44%	5,420	3	0.22%

Total interest earning assets	355,640	4,311	4.85%	353,814	4,803	5.43%
Noninterest earning assets	35,896			36,743

Total assets	$391,536			$390,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	46,287	38	0.33%	41,479	63	0.61%
NOW accounts	65,835	143	0.87%	57,527	277	1.93%
Savings accounts	58,120	52	0.36%	53,673	99	0.74%
Time deposits	91,894	374	1.63%	118,934	562	1.89%

Total interest bearing deposits	262,136	607	0.93%	271,613	1,001	1.47%
Securities sold under repurchase agreements	0	0	0.00%	1	0	0.00%
Borrowed funds	7,495	67	3.58%	5,245	50	3.81%
Junior subordinated debentures	5,155	29	2.25%	5,155	28	2.17%

Total borrowed funds	12,650	96	3.04%	10,401	78	3.00%

Total interest bearing liabilities	274,786	703	1.02%	282,014	1,079	1.53%
Noninterest bearing deposits	75,909			68,633
Other noninterest bearing liabilities	3,917			3,152
Shareholders’ equity	36,924			36,758

Total liabilities and shareholders’ equity	$391,536			$390,557

Net interest income		$3,608			$3,724

Net interest spread			3.83%			3.90%

Net interest income to average earning assets (margin)			4.06%			4.21%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $56 thousand and $107 thousand is included in loan interest income for 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, net interest income was $3.6 million and $3.7 million, respectively. This decrease in net interest income of $116 thousand, or 3.1%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, average interest earning assets and interest bearing liabilities. The net interest margin declined 15 basis points to 4.06% from 4.21% for the three-month periods ending June 30, 2012 and 2011, respectively.

The following table presents an analysis of the net interest income and net interest margin for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012			2011
	Average Balance	Interest Income or Expense(1)	Average Yield or Rate	Average Balance	Interest Income or Expense(1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross(2)(3)	$269,647	$7,591	5.63%	$280,537	$8,883	6.33%
Investment securities	74,005	1,088	2.94%	69,611	1,180	3.39%
FHLB stock	1,261	0	0.00%	1,261	0	0.00%
Federal funds sold and interest bearing deposits	8,092	15	0.37%	5,052	6	0.24%

Total interest earning assets	353,005	8,694	4.93%	356,461	10,069	5.65%
Noninterest earning assets	35,768			36,958

Total assets	$388,773			$393,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	44,171	72	0.33%	41,739	133	0.64%
NOW accounts	67,037	321	0.96%	58,463	591	2.02%
Savings accounts	59,020	118	0.40%	51,492	185	0.72%
Time deposits	93,495	777	1.66%	122,570	1,188	1.94%

Total interest bearing deposits	263,723	1,288	0.98%	274,264	2,097	1.53%
Securities sold under repurchase agreements	0	0	0.00%	26	0	0.00%
Borrowed funds	7,770	139	3.58%	4,510	94	4.17%
Junior subordinated debentures	5,155	57	2.21%	5,155	54	2.10%

Total borrowed funds	12,925	196	3.03%	9,691	148	3.05%

Total interest bearing liabilities	276,648	1,484	1.07%	283,955	2,245	1.58%
Noninterest bearing deposits	71,627			70,133
Other noninterest bearing liabilities	3,749			2,930
Shareholders’ equity	36,749			36,401

Total liabilities and shareholders’ equity	$388,773			$393,419

Net interest income		$7,210			$7,824

Net interest spread			3.86%			4.07%

Net interest income to average earning assets (margin)			4.08%			4.39%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans and loans held for sale are included in average loan balances.
(3)	Loan fee income in the amount of $102 thousand and $225 thousand is included in loan interest income for 2012 and 2011, respectively.

During the six months ended June 30, 2012 and 2011, net interest income was $7.2 million and $7.8 million, respectively. This decrease in net interest income of $614 thousand, or 7.8%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, average interest earning assets and interest bearing liabilities. The net interest margin declined 31 basis points to 4.08% from 4.39% for the six-month periods ending June 30, 2012 and 2011, respectively.

Interest income for the six months ended June 30, 2012 was $8.7 million, representing a decrease of $1.4 million, or 13.7%, compared to the same period in 2011. The decrease in interest income is related to decreases in yields on loans and investments, a reduction in average loans outstanding, and a change in the mix of interest earning assets. Loans, the highest yielding component of earning assets, represented 76.4% of average earning assets during the first six months of 2012, compared to 78.7% during the first six months of 2011. The average yield on loans fell 70 basis points to 5.63% for the first six months of 2012 from 6.33% for the comparable period in 2011. The reduction in loan yield combined with a $10.9 million, or 3.9%, decrease in average loan balances resulted in interest income on loans decreasing $1.3 million, or 14.5%. Average investment securities increased $4.4 million, or 6.3%, from June 30, 2011 to June 30, 2012. The yield on securities decreased 45 basis points from 3.39% for the six months ended June 30, 2011, to 2.94% for the comparable period in 2012. The increase in investment securities combined with the decrease in yield on securities resulted in a reduction in investment income of $92 thousand, or 7.8%.

Interest expense for the six months ended June 30, 2012, was $1.5 million, representing a decrease of $761 thousand, or 33.9%, compared to $2.2 million for the same period in 2011. This improvement in interest expense was impacted by reductions in time deposit balances as well as reductions in rates paid on all interest bearing deposits and borrowed funds, and was partially offset by increased balances in non-maturity deposit accounts and borrowed funds. Overall, the average cost of interest bearing deposits improved 55 basis points from 1.53% for the six months ended June 30, 2011, to 0.98% for the comparable period in 2012.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/volume column shows the effects attributable to changes in both rate and volume (changes in rate multiplied by changes in volume).

	Three months ended June 30 2012 over 2011				Six months ended June 30 2012 over 2011
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest income:
Loans receivable	$(128)	$(340)	$12	$(456)	$(345)	$(982)	$35	$(1,292)
Investment securities	63	(95)	(10)	(42)	74	(157)	(9)	(92)
Fed funds sold and interest bearing deposits	2	3	1	6	4	3	2	9

Total interest income	(63)	(432)	3	(492)	(267)	(1,136)	28	(1,375)

Interest expense:
Money market accounts	7	(29)	(3)	(25)	8	(65)	(4)	(61)
NOW accounts	40	(152)	(22)	(134)	87	(310)	(47)	(270)
Savings accounts	8	(51)	(4)	(47)	27	(82)	(12)	(67)
Time deposits	(128)	(77)	17	(188)	(282)	(172)	43	(411)
Borrowed funds	21	(3)	(1)	17	68	(13)	(10)	45
Junior subordinated debentures	0	1	0	1	0	3	0	3

Total interest expense	(52)	(311)	(13)	(376)	(92)	(639)	(30)	(761)

Net interest income	$(11)	$(121)	$16	$(116)	$(175)	$(497)	$58	$(614)

The year over year decreases in interest income were primarily attributable to decreases in yields on loans and investments and changes in the mix of interest earning assets with loan volume down and investment volume up. The decreases in interest income were partially offset by reductions in rates paid on interest bearing deposits and decreases in time deposit balances.

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

At June 30, 2012, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 2.4%, 3.2% and 4.3%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 1.1% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2012, was considered remote given prevailing interest rate levels.

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. The provision for loan losses during the three months ended June 30, 2012 was $400 thousand, which is a decrease of $1.1 million, or 73.9%, from the $1.5 million added to the provision for the same period in 2011. The provision for loan losses during the six months ended June 30, 2012 was $1.0 million, which is a decrease of $1.4 million, or 57.7%, from the $2.4 million added to the provision for the same period in 2011. The lower provision for loan losses is attributable to a $17.7 million decline in loans receivable and improved credit quality of the loan portfolio. The provision for loan losses as an annualized percentage of average outstanding loans was 0.74% and 1.68% for the six months ended June 30, 2012 and 2011, respectively. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses and net charge-offs.

Noninterest Income

Noninterest income for the three months ended June 30, 2012, was $1.4 million, an increase of $491 thousand, or 54.3%, from the same period in 2011. Noninterest income for the six months ended June 30, 2012, was $2.5 million, an increase of $784 thousand, or 45.7%, from the same period in 2011. Service charge income on deposits declined $71 thousand, or 9.8%, year over year as a result of reduced income from overdraft and nonsufficient funds fees collected under the Bank’s overdraft privilege program. Net gains from the sale of loans improved $383 thousand, or 123.5%, year over year due to an increase in the volume of homeowners refinancing their existing mortgages and purchasing new homes, which is partially attributable to the Bank hiring two additional mortgage loan officers. Net gains on investment securities were $99 thousand for the quarter ended June 30, 2012, compared to $33 thousand for the quarter ended June 30, 2011. Net gains on investment securities were $119 thousand for the six months ended June 30, 2012, compared to $33 for the six months ended June 30, 2011. Other noninterest income increased $386 thousand, or 59.6%, year over year. This increase is primarily attributable to higher income generated from foreclosed real estate properties totaling $289 thousand in addition to higher debit and credit card income of $84 thousand.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2012, was $4.3 million, an increase of $678 thousand, or 19.0%, from the same period in 2011. Noninterest expense for the six months ended June 30, 2012, was $7.9 million, an increase of $1.1 million, or 15.4%, from the same period in 2011.

Salaries and employee benefits increased $197 thousand, or 5.9%, year over year. This increase is primarily attributable to higher commissions related to increased mortgage loan income and general salary and benefit cost increases. Full-time employee equivalents (“FTEs”) declined from 114 FTEs as of June 30, 2011, to 112 FTEs as of June 30, 2012. The FTEs decreases were near the end of the quarter, so related savings are not expected to be fully realized until the third quarter. Salary and benefit increases were partially offset by an increase of $138 thousand in loan origination fee salary credits.

Net losses on foreclosed real estate were $470 thousand for the three months ended June 30, 2012, compared to a net loss of $112 thousand for the comparable period in 2011. Net losses on foreclosed real estate were $470 thousand for the six months ended June 30, 2012, compared to a net loss of $83 thousand for the comparable period in 2011.

FDIC assessments decreased $77 thousand, or 23.9%, year over year. This reduction in assessments was a result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011, the FDIC’s discontinuance of its Transaction Account Guarantee Program premium in January 2011, and the Bank’s average assets decreasing $4.6 million.

Other noninterest expense for the three months ended June 30, 2012, were $1.2 million, an increase of $201 thousand, or 20.8%, from the same period in 2011. Other noninterest expense for the six months ended June 30, 2012, were $2.2 million, an increase of $541 thousand, or 31.9%, from the same period in 2011. Significant year over year cost increases in other noninterest expense included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $232 thousand; software costs, which increased $86 thousand; other noninterest loan and deposit account costs, which increased $65 thousand; director compensation and other costs, which increased $40 thousand; appraisal costs related to new and existing loans, which increased $37 thousand; stationery and supplies costs, which increased $20 thousand; and sundry losses, which increased $15 thousand.

Income Taxes

For the quarter ended June 30, 2012, the Company recorded income tax expense of $59 thousand compared to an income tax benefit of $231 thousand for the same period in 2011. For the six months ended June 30, 2012, the Company recorded income tax expense of $181 thousand compared to an income tax benefit of $31 thousand for the same period in 2011.

The Company’s normal, expected statutory income tax rate is 36.1%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.6%. The ratio of tax expense (benefit) to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) were as follows for the periods indicated:

	Six months ended June 30,
	2012	2011
	($ in thousands)
Federal income tax expense at statutory rate	$258	$98
Effect of tax-exempt interest income	(121)	(128)
Effect of nondeductible interest expense	5	7
Effect of other nondeductible expenses	7	6
Effect of state income tax expense	17	2
Other	15	(16)

Income tax expense	$181	$(31)

Financial Condition

Securities

As of June 30, 2012, the Bank had $76.2 million of investment securities, which is an increase of $9.9 million, or 15.0%, from December 31, 2011. Activity in the securities portfolio during the six months ended June 30, 2012, included $20.5 million in purchases, $5.3 million in called and matured securities, $3.9 million in securities sold, paydowns of $1.8 million, and amortization of net purchase price premiums of $446 thousand. As of June 30, 2012, the securities portfolio included a net unrealized gain of $2.6 million, an increase of $723 thousand from December 31, 2011. With the exception of corporate bonds with a fair value of $11.7 million, all securities at June 30, 2012, are fully insured by or are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments.

Loans

The following table presents the composition of the loan portfolio by type and by interest rate structure for the periods indicated:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$138,809	53.9%	$142,465	53.6%
Construction and land development	28,753	11.2%	31,381	11.8%
Residential	28,847	11.2%	32,180	12.1%
Commercial and industrial	54,016	21.0%	53,224	20.0%
Consumer	6,973	2.7%	6,553	2.5%

	$257,398	100.0%	$265,803	100.0%

Fixed rate loans	$97,871	38%	$97,629	37%
Variable rate loans	159,527	62%	168,174	63%

	$257,398	100%	$265,803	100%

At June 30, 2012, the Bank reported $257.4 million in gross loans, a decrease of $8.4 million, or 3.2%, compared to December 31, 2011. Total real estate loans decreased $9.6 million, or 4.7%. Included in total real estate loans is commercial real estate loans, which decreased $3.7 million, or 2.6%, construction and land development loans, which decreased $2.6 million, or 8.4%, and residential real estate loans, which decreased $3.3 million, or 10.4%. Commercial and industrial loans increased $792 thousand, or 1.5%. The Bank has experienced weak loan demand in 2011 and 2012 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain very high, and real estate and other asset prices have declined appreciably.

Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	June 30, 2012	December 31, 2011
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,250	$3,870
Construction and land development	3,692	3,953
Residential real estate	968	1,758
Commercial and industrial	34	50
Consumer	19	43
Loans past due 90 days or more and accruing interest	0	0

Total nonperforming loans	10,963	9,674
Foreclosed real estate	4,557	4,459

Total nonperforming assets	$15,520	$14,133

At June 30, 2012, nonperforming assets were $15.5 million, representing an increase of $1.4 million, or 9.8%, from December 31, 2011. Nonperforming assets as a percentage of total assets were 4.0% as of June 30, 2012, and 3.7% as of December 31, 2011.

Loans are generally placed on nonaccrual status when full payment of principal and interest is not reasonably expected, or when principal or interest due on the loan is 90 days or more past due. A rare exception to the 90-day nonaccrual policy may be allowed if the loan is both well secured and in the process of collection. When loans are placed on nonaccrual status, future interest accruals are discontinued and all unpaid accrued interest is reversed against interest income. Loans may be returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

At June 30, 2012, the Bank had seventeen nonaccrual loans totaling $11.0 million compared to eighteen nonaccrual loans totaling $9.7 million at December 31, 2011, representing an increase of $1.3 million, or 13.3%. This increase was comprised of $2.4 million in commercial real estate loans and was partially offset by decreases of $261 thousand in construction and land development loans and $790 thousand in residential real estate loans.

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

Ten of the nonaccrual loans totaling $6.3 million, or 57% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules which are current at this time. As these borrowers perform under the terms of their agreement for a period of at least six months, and if they can establish a reliable source of future repayment, their loans may be considered for return to accrual. In several cases, the repayment plan includes the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value. The remaining nonaccrual loans totaling $4.7 million are either in the process of foreclosure or repossession, are the subject of negotiations for a workout or forbearance agreement, or are in litigation.

Foreclosed real estate represents real property acquired as the result of borrowers defaulting on loans and is recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Impairments occurring at foreclosure are charged against the allowance for loan losses. Foreclosed properties are appraised as deemed necessary due to market fluctuations or as required by applicable regulations. Impairments for declines in value subsequent to foreclosure are included in other noninterest expense along with other expenses related to maintaining the properties. Foreclosed real estate was $4.6 million at June 30, 2012, representing an increase of $98 thousand, or 2.2%, from the amount reported at December 31, 2011. The largest foreclosed real estate property balances consist of a motel, business park, and undeveloped land located in Clark, Kootenai and Shoshone counties. The remaining foreclosed real estate properties consist of twenty-one residential lots, all in the Bank’s primary market area, and an out of state recreational property. Most of the properties are listed for sale under a marketing plan intended to liquidate properties in a responsible and timely manner. Approximately $1.2 million of the foreclosed properties are currently under contract for sale.

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

	June 30, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$9,655	$1,867	$11,522	$9,684	$1,939	$11,623
Construction and land development	0	2,696	2,696	0	2,957	2,957
Residential	0	293	293	0	815	815
Commercial and industrial	521	0	521	535	0	535
Consumer	0	0	0	0	0	0

	$10,176	$4,856	$15,032	$10,219	$5,711	$15,930

Restructured loans decreased from $15.9 million at December 31, 2011, to $15.0 million at June 30, 2012. Many of the restructured loan agreements grant a period of interest-only payments without imposing other significant consequences. The Bank enters into workout agreements with the intention of improving or protecting the Bank’s opportunity for successful liquidation of the asset. As of June 30, 2012, four restructured loans were not current with their payments. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $2.1 million as of both June 30, 2012 and December 31, 2011. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral and/or cash flow support. The A/B note balances as of June 30, 2012 and December 31, 2011, are comprised of A note balances only.

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

As of June 30, 2012, the allowance for loan losses was $6.5 million, a decrease of $321 thousand, or 4.7%, from December 31, 2011. The decrease in the allowance for loan losses is principally attributable to net charge-offs exceeding the amount that was provisioned for loan losses during the six months ended June 30, 2012. The allowance for loan losses represented 2.5% and 2.6% of gross loans outstanding as of June 30, 2012 and December 31, 2011, respectively.

The following table provides a summary of activity in the allowance for loan losses during the second quarter of 2012 and 2011:

	Three months ended June 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,936	$45	$(292)	$3	$2,693
Construction and land development	1,367	(313)	(24)	1	1,031
Residential	1,194	559	(552)	4	1,204
Commercial and industrial	745	365	(366)	14	758
Consumer	111	18	(38)	7	98
Unallocated	984	(274)	0	0	711

	$7,337	$400	$(1,272)	$29	$6,495

	Three months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$1,949	$1,391	$0	$0	$3,340
Construction and land development	1,066	73	(215)	0	924
Residential	1,366	52	(55)	0	1,363
Commercial and industrial	1,239	(222)	(129)	0	888
Consumer	280	(7)	(47)	1	227
Unallocated	271	244	0	0	515

	$6,171	$1,531	$(446)	$1	$7,257

The following table provides a summary of activity in the allowance for loan losses during the six months ended June 30, 2012 and 2011:

	Six months ended June 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge- offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(153)	$(292)	$3	$2,693
Construction and land development	1,304	(207)	(69)	3	1,031
Residential	1,274	542	(617)	5	1,204
Commercial and industrial	751	354	(366)	19	758
Consumer	140	(34)	(42)	34	98
Unallocated	212	498	0	0	711

	$6,816	$1,000	$(1,386)	$64	$6,495

	Six months ended June 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge- offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,889	$(1,328)	$0	$3,340
Construction and land development	1,341	(90)	(327)	0	924
Residential	1,081	426	(160)	16	1,363
Commercial and industrial	1,162	(104)	(171)	1	888
Consumer	347	(66)	(55)	1	227
Unallocated	208	307	0	0	515

	$6,918	$2,362	$(2,041)	$18	$7,257

Net charge-offs for the first six months of 2012 were $1.3 million compared to net charge-offs of $2.0 million for the first six months of 2011. Annualized net charge-offs were 0.98% and 1.44% of average gross loans for the six months ended June 30, 2012 and 2011, respectively. The majority of charge-offs during the first six months of 2012 and 2011 were due to losses on real estate secured loans, which accounted for 70.6% and 88.9% of total charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans:

	June 30, 2012		December 31, 2011
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,693	53.9%	$3,135	53.6%
Construction and land development	1,031	11.2%	1,304	11.8%
Residential	1,204	11.2%	1,274	12.1%
Commercial and industrial loans	758	21.0%	751	20.0%
Consumer and other	98	2.7%	140	2.5%
Unallocated	711	n/a	212	n/a

	$6,495	100.0%	$6,816	100.0%

Deferred Tax Asset

At June 30, 2012, the Company had recorded a net deferred tax asset of $14 thousand, which compared to a net deferred tax asset of $433 thousand at December 31, 2011. The net deferred tax asset decreased during the first six months of 2012 primarily as a result of a decrease in the Company’s net operating loss carryforward. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its net deferred tax asset due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of June 30, 2012.

Deposits

As of June 30, 2012, the Bank reported $334.3 million in deposits, which represents an increase of $2.2 million, or 0.7%, from the $332.1 million in deposits reported as of December 31, 2011. Noninterest bearing demand deposits increased $9.6 million, time deposits decreased $7.6 million, and other interest bearing deposits decreased $219 thousand. The increase in noninterest bearing demand deposits is primarily attributable to one depositor whose funds are not expected to remain on deposit long-term. Included in time deposits are brokered time deposits and time deposits obtained through a national listing service, which together decreased $2.0 million during the period. Management elected not to renew these time deposits at maturity, because the funds were not needed for loan growth. Other time deposits decreased $5.6 million, which reflects management’s decision, due to an abundance of liquidity, to allow maturing higher priced time deposits to migrate off the balance sheet or into non-maturity deposit accounts.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $9.8 million, or 4.2%, during the first six months of 2012 and represented 72.8% and 70.4% of total deposits as of June 30, 2012 and December 31, 2011, respectively.

Borrowed Funds

Borrowings provide an additional source of funding for the Company and include FHLB advances and junior subordinated debentures. The Company also records a capital lease obligation as part of its borrowed funds. Borrowed funds were $12.3 million and $13.2 million as of June 30, 2012 and December 31, 2011, respectively. The $892 thousand decrease in borrowed funds is the result of regularly scheduled payments on FHLB advances and the capital lease obligation.

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

Shareholders’ equity was $37.2 million at June 30, 2012, compared with $36.4 million at December 31, 2011. The $846 thousand increase in shareholders’ equity is attributable to $614 thousand in net income, $477 thousand from increases in unrealized gains on securities available for sale, and $41 thousand in equity compensation, offset by $286 thousand in accrued preferred stock dividends.

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

	June 30, 2012	December 31, 2011	Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Leverage:
Company	10.3%	10.3%	4.0%	n/a
Bank	10.3%	10.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.9%	12.4%	4.0%	n/a
Bank	12.9%	12.2%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	14.2%	13.6%	8.0%	n/a
Bank	14.1%	13.4%	8.0%	10.0%

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%. As of June 30, 2012, the Bank’s leverage ratio was 10.3%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the six-month periods ended June 30, 2012 and 2011. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. As a result of current restrictions that prevent the Bank from paying dividends to the Company, the Company has been deferring the payment of interest on its trust preferred debentures and the payment of dividends on its preferred stock.

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

The Company declared no dividends during the three-month and six-month periods ended June 30, 2012 and 2011, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury from February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions consist primarily of commitments to extend credit and other contractual obligations and are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, unused commitments to extend credit totaled $81.4 million and letters of credit totaled $1.8 million. The Company’s most significant contractual obligations, other than deposits and borrowings, include operating leases and salary continuation agreements. There have been no material changes in contractual obligations since December 31, 2011.

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

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At June 30, 2012, the Bank’s available borrowing capacity includes approximately $15.0 million in federal funds lines with various correspondent banks and $56.8 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. As previously noted, the Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During six-month periods ended June 30, 2011 and 2010, the Company did not receive any dividends from the Bank.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of June 30, 2012, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: August 14, 2012	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2012	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer
(Principal Financial Officer)

Dated: August 14, 2012	/s/ Leilani T. McKernan
Leilani T. McKernan
Controller, Secretary/Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1, 3.2, 4.2, 4.3 and 4.4.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.