Form 10-Q
period 2012-09-30
NORTHWEST BANCORPORATION INC
filed 2012-11-05
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant has a single class of common stock, of which there were 3,084,548 shares issued and outstanding as of October 31, 2012.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month and nine-month periods ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

($ in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$17,665	$13,511
Interest bearing deposits	3,969	13,774

Total cash and cash equivalents	21,634	27,285
Time deposits held for investment	2,895	0
Securities available for sale, at fair value	75,960	66,250
Federal Home Loan Bank stock, at cost	1,250	1,261
Loans receivable, net of allowance for loan losses $5,707 and $6,816	259,113	258,586
Loans held for sale	4,728	2,728
Premises and equipment, net	16,405	16,432
Accrued interest receivable	1,592	1,456
Foreclosed real estate, net	5,059	4,459
Bank owned life insurance	4,008	3,916
Other assets	2,330	3,360

TOTAL ASSETS	$394,974	$385,733

LIABILITIES
Deposits	$340,648	$332,134
Accrued interest payable	597	507
Borrowed funds	11,867	13,207
Other liabilities	4,266	3,486

Total liabilities	357,378	349,334

SHAREHOLDERS’ EQUITY
Preferred stock - Series A Cumulative Perpetual; $1,000 liquidation value 10,500 shares authorized and issued	10,338	10,249
Preferred stock - Series B Cumulative Perpetual; $1,000 liquidation value; 525 shares authorized and issued	543	553
Common stock, no par value, 5,000,000 shares authorized; 3,084,548 shares issued and outstanding	26,045	25,984
Accumulated deficit	(1,094)	(1,599)
Accumulated other comprehensive income	1,764	1,212
Total shareholders’ equity	37,596	36,399

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,974	$385,733

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income:
Loans receivable, including fees	$3,622	$4,129	$11,213	$13,012
Investment securities	481	537	1,569	1,717
Other	13	6	28	12

Total interest and dividend income	4,116	4,672	12,810	14,741

Interest expense:
Deposits	562	924	1,850	3,021
Borrowed funds	96	99	292	247

Total interest expense	658	1,023	2,142	3,268

Net interest income	3,458	3,649	10,668	11,473

Provision for loan losses	600	2,531	1,600	4,893

Net interest income after provision for loan losses	2,858	1,118	9,068	6,580

Noninterest income:
Service charges on deposits	328	392	980	1,115
Gain from sale of loans, net	467	238	1,160	548
Gain on investment securities	261	232	380	265
Other noninterest income	784	320	1,818	968

Total noninterest income	1,840	1,182	4,338	2,896

Noninterest expense:
Salaries and employee benefits	1,661	1,510	5,189	4,841
Occupancy and equipment	341	330	1,018	978
Depreciation and amortization	290	298	891	901
Advertising and promotion	76	97	232	271
Loss (gain) on foreclosed real estate, net	509	(54)	979	29
FDIC assessments	126	129	371	451
Other noninterest expense	1,216	863	3,452	2,558

Total noninterest expense	4,219	3,173	12,132	10,029

Income (loss) before income taxes	479	(873)	1,274	(553)
Income tax expense (benefit)	80	(383)	261	(414)

NET INCOME (LOSS)	$399	$(490)	$1,013	$(139)

Preferred stock dividends and discount accretion, net	170	169	508	508

Net income (loss) applicable to common shares	$229	$(659)	$505	$(647)

Earnings (loss) per common share - basic	$0.07	$(0.21)	$0.16	$(0.21)
Earnings (loss) per common share - diluted	$0.07	$(0.21)	$0.16	$(0.21)
Weighted average shares outstanding - basic	3,084,548	3,081,748	3,084,548	3,079,594
Weighted average shares outstanding - diluted	3,138,930	3,081,748	3,132,766	3,079,594

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income

($ in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$399	$(490)	$1,013	$(139)

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(97)	475	301	1,813
Add: reclassification adjustment for gains included in net income	172	153	251	175

Other comprehensive income	75	628	552	1,988

COMPREHENSIVE INCOME	$474	$138	$1,565	$1,849

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2010	$10,697	$25,896	$(175)	$(731)	$35,687
Net loss	0	0	(746)	0	(746)
Stock issued to directors	0	33	0	0	33
Dividends on preferred stock	0	0	(573)	0	(573)
Accretion of preferred stock discount, net	105	0	(105)	0	0
Equity-based compensation expense	0	55	0	0	55
Net change in unrealized gain on securities available for sale, net of tax	0	0	0	1,943	1,943

Balance, December 31, 2011	10,802	25,984	(1,599)	1,212	36,399
Net income	0	0	1,013	0	1,013
Dividends on preferred stock	0	0	(429)	0	(429)
Accretion of preferred stock discount, net	79	0	(79)	0	0
Equity-based compensation expense	0	61	0	0	61
Net change in unrealized gain on securities available for sale, net of tax	0	0	0	552	552

Balance, September 30, 2012	$10,881	$26,045	$(1,094)	$1,764	$37,596

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,013	$(139)
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums and discounts, net	740	337
Gain on sale of securities, net	(380)	(265)
Accretion of net deferred loan fees	(126)	(179)
Provision for loan losses	1,600	4,893
Origination of loans held for sale	(47,727)	(27,238)
Proceeds from sales of loans held for sale	46,887	27,341
Gain on sale of loans held for sale, net	(1,160)	(548)
Depreciation and amortization	891	901
Loss on disposal of premises and equipment	113	5
Provision for losses on foreclosed real estate	930	429
Loss (gain) on sale of foreclosed real estate, net	49	(400)
Increase in cash surrender value of bank owned life insurance	(92)	(90)
Decrease in deferred income taxes, net	261	288
Equity-based compensation expense	61	39
Issuance of common stock under directors’ compensation arrangements	0	21
Change in assets and liabilities:
Accrued interest receivable	(136)	(126)
Other assets	484	(759)
Accrued interest payable	90	18
Other liabilities	351	879

Net cash provided by operating activities	3,849	5,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposits held for investment	(2,895)	0
Securities available for sale:
Purchases	(26,253)	(23,534)
Proceeds from maturities, calls and principal repayments	10,252	20,150
Proceeds from sales	6,768	6,467
Proceeds from redemption of FHLB stock	11	0
Net (increase) decrease in loans	(5,090)	6,439
Purchase of premises and equipment	(977)	(258)
Proceeds from sale of foreclosed real estate, net of capital improvements	1,510	1,824

Net cash (used) provided by investing activities	(16,674)	11,088

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,514	(8,014)
Net decrease in securities sold under agreement to repurchase	0	(135)
Proceeds from borrowed funds	0	7,000
Repayment of borrowed funds	(1,340)	(2,867)

Net cash provided (used) by financing activities	7,174	(4,016)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,651)	12,479

Cash and cash equivalents, beginning of period	27,285	15,841

Cash and cash equivalents, end of period	$21,634	$28,320

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$2,052	$3,250
Income taxes	0	329

Noncash investing and financing activities:
Increase in fair value of securities available for sale, net	552	1,988
Acquisition of real estate in settlement of loans	3,089	993
Foreclosed real estate financed in-house	0	234
Preferred stock dividend accrued but not paid	429	429

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2012 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

Segment reporting: The Company has not established any independent business activity apart from acting as the parent company of the Bank. The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, for reporting of selected information about operating segments.

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

ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05, which includes, among other things, requirements to disclose reclassifications of items out of accumulated other comprehensive income by component in both the statement of operations and the statement of other comprehensive income. Due to concerns that the disclosure requirements may add unnecessary complexity to financial statements, the FASB deferred the effective date pertaining to reclassification adjustments until the IASB is able to reconsider those provisions. All other requirements in ASU No. 2011-05 are not affected by this update, including the requirement to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of this update were effective upon its issuance in December 2011 and did not have a significant impact on the Company’s consolidated financial statements.

NOTE 2. Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent. All securities were classified as available for sale at September 30, 2012 and December 31, 2011 and all mortgage backed securities and collateralized mortgage obligations are government guaranteed.

The amortized cost of securities and their approximate fair values at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$5,157	$35	$(4)	$5,188
State and municipal securities	25,057	1,571	(5)	26,623
Corporate debt obligations	11,921	497	(14)	12,404
SBA guaranteed loan pools	11,975	390	(4)	12,361
Mortgage backed securities	5,464	126	0	5,590
Collateralized mortgage obligations	13,714	170	(90)	13,794

	$73,288	$2,789	$(117)	$75,960

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$6,735	$67	$0	$6,802
State and municipal securities	23,529	1,526	(1)	25,054
Corporate debt obligations	11,909	120	(278)	11,751
SBA guaranteed loan pools	8,756	194	0	8,950
Mortgage backed securities	4,284	115	(2)	4,397
Collateralized mortgage obligations	9,201	146	(51)	9,296

	$64,414	$2,168	$(332)	$66,250

As of September 30, 2012, there were 21 securities with unrealized losses. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
U.S. government agency securities	$1,996	$4	$0	$0	$1,996	$4
State and municipal securities	259	5	0	0	259	5
Corporate debt obligations	1,269	10	496	4	1,765	14
SBA guaranteed loan pools	1,082	4	0	0	1,082	4
Collateralized mortgage obligations	6,373	66	1,547	24	7,920	90

	$10,979	$89	$2,043	$28	$13,022	$117

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$0	$0	$259	$1	$259	$1
Corporate debt obligations	3,018	103	3,622	175	6,640	278
SBA guaranteed loan pools	1,079	0	0	0	1,079	0
Mortgage backed securities	1,085	2	0	0	1,085	2
Collateralized mortgage obligations	3,883	51	267	0	4,150	51

	$9,065	$156	$4,148	$176	$13,213	$332

Management has evaluated the above securities and does not believe that any individual unrealized loss as of September 30, 2012, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

Scheduled maturities of securities available for sale at September 30, 2012, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$984	$1,002
Due after one year through five years	16,813	17,526
Due after five years through ten years	18,253	19,117
Due after ten years	37,238	38,315

	$73,288	$75,960

At September 30, 2012 and December 31, 2011, securities with an amortized cost of $5.8 million and $6.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. The market value for these securities was $5.9 million and $6.1 million at September 30, 2012 and December 31, 2011, respectively.

Fourteen securities were sold in the nine-month period ended September 30, 2012, resulting in gross gains of $392 thousand and gross losses of $2 thousand. Seven securities were sold in the nine-month period ended September 30, 2011, resulting in gross gains of $267 thousand.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the nine months ended September 30, 2012, one security was called prior to maturity resulting in a net loss of $10 thousand. During the nine months ended September 30, 2011, one security was called prior to maturity resulting in a loss of $2 thousand.

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

At September 30, 2012, the Bank owned $1.3 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.

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

The following table presents the Bank’s loan balances for the periods indicated:

	September 30, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$144,429	$142,465
Construction and land development	27,002	31,381
Residential	29,529	32,180
Commercial and industrial	57,479	53,224
Consumer	6,742	6,553

	265,181	265,803

Allowance for loan losses	(5,707)	(6,816)
Net deferred loan fees	(361)	(401)

	$259,113	$258,586

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,816	$0	$3,522	$5,338	$139,091	$144,429
Construction and land development	185	45	996	1,226	25,776	27,002
Residential	360	0	532	892	28,637	29,529
Commercial and industrial	349	675	34	1,058	56,421	57,479
Consumer	19	17	1	37	6,705	6,742

	$2,729	$737	$5,085	$8,551	$256,630	$265,181

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$743	$349	$3,273	$4,365	$138,100	$142,465
Construction and land development	1,268	102	2,685	4,055	27,326	31,381
Residential	11	1,690	0	1,701	30,479	32,180
Commercial and industrial	294	0	0	294	52,930	53,224
Consumer	127	44	1	172	6,381	6,553

	$2,443	$2,185	$5,959	$10,587	$255,216	$265,803

No loans over 90 days past due were still on accrual status as of September 30, 2012 and December 31, 2011.

Nonaccrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Real estate:
Commercial	$6,733	$3,870
Construction and land development	1,622	3,953
Residential	1,124	1,758
Commercial and industrial	475	50
Consumer	17	43

	$9,971	$9,674

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $441 thousand and $533 thousand would have been recognized for the nine-month periods ended September 30, 2012 and 2011, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of September 30, 2012 and December 31, 2011, the Bank’s impaired loan balances were as follows:

	September 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$16,497	$9,622	$4,498	$14,120	$1,236
Construction and land development	10,749	7,067	76	7,143	32
Residential	1,636	1,154	16	1,170	14
Commercial and industrial	1,642	628	683	1,311	278
Consumer	88	24	35	59	10

	$30,612	$18,495	$5,308	$23,803	$1,570

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$16,726	$4,964	$9,681	$14,645	$1,587
Construction and land development	15,015	8,451	3,131	11,582	115
Residential	3,033	849	1,911	2,760	543
Commercial and industrial	1,279	34	1,246	1,280	323
Consumer	126	17	103	120	44

	$36,179	$14,315	$16,072	$30,387	$2,612

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$16,576	$124	$17,427	$246
Construction and land development	9,072	80	11,289	172
Residential	1,747	10	2,138	12
Commercial and industrial	984	19	2,233	82
Consumer	99	3	226	5

	$28,478	$236	$33,313	$517

	Nine months ended September 30,
	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$16,357	$521	$20,286	$797
Construction and land development	9,990	265	11,308	395
Residential	1,919	44	2,770	76
Commercial and industrial	1,121	56	2,032	127
Consumer	135	12	173	12

	$29,522	$898	$36,569	$1,407

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

	September 30, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$6,201	$3,211	$9,412	$9,684	$1,939	$11,623
Construction and land development	0	441	441	0	2,957	2,957
Residential	0	271	271	0	815	815
Commercial and industrial	515	21	536	535	0	535
Consumer	0	0	0	0	0	0

	$6,716	$3,944	$10,660	$10,219	$5,711	$15,930

For the nine-month periods ended September 30, 2012 and 2011, the Bank recognized interest income of $370 thousand and $404 thousand, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the three- and nine-month periods ending September 30, 2012 and 2011, were as follows:

	Three months ended September 30,
	2012			2011
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	$0	0	$0	$0
Construction and land development	1	255	255	0	0	0
Residential	0	0	0	0	0	0
Commercial and industrial	1	20	20	0	0	0
Consumer	0	0	0	1	13	13

	2	$275	$275	1	$13	$13

	Nine months ended September 30,
	2012			2011
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	$0	5	$6,301	$6,301
Construction and land development	2	300	$300	0	0	0
Residential	0	0	$0	1	920	920
Commercial and industrial	1	20	$20	1	288	288
Consumer	0	0	$0	1	13	13

	3	$320	$320	8	$7,522	$7,522

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. Such modifications do not obligate the Bank to lend additional funds to debtors whose loans have been restructured.

Troubled debt restructurings modified within the previous 12 months for which there was a declaration of default which remains unresolved during the three- and nine-month periods ending September 30, 2012 and 2011, were as follows:

	Three months ended September 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	0	$0
Construction and land development	1	45	2	1,553
Residential	0	0	0	0
Commercial and industrial	2	305	0	0
Consumer	0	0	1	13

	3	$350	3	$1,566

	Nine months ended September 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	1	$870	0	$0
Construction and land development	1	44	4	5,015
Residential	0	0	1	920
Commercial and industrial	2	305	0	0
Consumer	0	0	1	13

	4	$1,219	6	$5,948

The Bank may declare a borrower to be in default when an event of default, such as a payment more than 30 days past due, has occurred and is not remedied in a reasonable amount of time. Restructured loans for which there was a declared and continuing default during the period are included in the calculation of the allowance for loan losses as deemed appropriate for each defaulted credit.

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

The following table summarizes the Bank’s internal risk rating by loan class:

	September 30, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$120,361	$9,301	$14,767	$0	$144,429
Construction and land development	18,008	8,206	788	0	27,002
Residential	26,810	807	1,912	0	29,529
Commercial and industrial	50,837	4,988	1,654	0	57,479
Consumer	6,639	29	73	0	6,742

	$222,655	$23,331	$19,194	$0	$265,181

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$107,723	$18,790	$15,952	$0	$142,465
Construction and land development	15,432	4,028	11,921	0	31,381
Residential	27,655	1,533	2,992	0	32,180
Commercial and industrial	47,556	3,170	2,498	0	53,224
Consumer	6,406	26	118	3	6,553

	$204,772	$27,547	$33,481	$3	$265,803

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

The following table presents activity in the allowance for loan losses for the three-month periods ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,693	$738	$(775)	$3	$2,659
Construction and land development	1,031	267	(222)	1	1,078
Residential	1,204	149	(293)	2	1,063
Commercial and industrial	758	157	(115)	17	817
Consumer	98	(10)	(18)	10	80
Unallocated	711	(701)	0	0	10

	$6,495	$600	$(1,423)	$33	$5,707

	Three months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,340	$(102)	$(500)	$0	$2,738
Construction and land development	924	2,679	(2,200)	2	1,405
Residential	1,363	288	(502)	3	1,152
Commercial and industrial	888	6	(45)	9	858
Consumer	227	(41)	(5)	2	183
Unallocated	515	(299)	0	0	216

	$7,257	$2,531	$(3,252)	$16	$6,552

The following table presents activity in the allowance for loan losses for the nine-month periods ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$584	$(1,067)	$7	$2,659
Construction and land development	1,304	59	(290)	5	1,078
Residential	1,274	692	(909)	6	1,063
Commercial and industrial	751	511	(481)	36	817
Consumer	140	(44)	(60)	44	80
Unallocated	212	(202)	0	0	10

	$6,816	$1,600	$(2,807)	$98	$5,707

	Nine months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,787	$(1,828)	$0	$2,738
Construction and land development	1,341	2,589	(2,527)	2	1,405
Residential	1,081	714	(662)	19	1,152
Commercial and industrial	1,162	(80)	(233)	9	858
Consumer	347	(125)	(42)	3	183
Unallocated	208	8	0	0	216

	$6,918	$4,893	$(5,292)	$33	$6,552

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	September 30, 2012
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$130,309	$1,423	$14,120	$1,236
Construction and land development	19,859	1,046	7,143	32
Residential	28,359	1,049	1,170	14
Commercial and industrial	56,168	539	1,311	278
Consumer	6,683	70	59	10
Unallocated	0	10	0	0

	$241,378	$4,137	$23,803	$1,570

	December 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$127,820	$1,548	$14,645	$1,587
Construction and land development	19,799	1,189	11,582	115
Residential	29,419	732	2,760	543
Commercial and industrial	51,945	428	1,279	323
Consumer	6,433	95	121	44
Unallocated	0	212	0	0

	$235,416	$4,204	$30,387	$2,612

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

NOTE 4. Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Balance, beginning of period	$4,557	$3,329	$4,459	$3,963

Transfers from loans	2,179	722	3,089	993
Capital improvements to property	0	0	27	50
Dispositions of property	(1,241)	(949)	(1,586)	(1,708)
Provision charged to income	(436)	(233)	(930)	(429)

Balance, end of period	$5,059	$2,869	$5,059	$2,869

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

NOTE 5. Deposits

Classifications of deposits were as follows:

	September 30, 2012	December 31, 2011
	($ in thousands)
Noninterest bearing demand deposits	$78,852	$64,982
Money market accounts	49,444	40,388
NOW accounts	66,997	69,818
Savings accounts	56,915	58,505
Time deposits, $100,000 and over	49,355	52,620
Time deposits, under $100,000	39,085	45,821

	$340,648	$332,134

NOTE 6. Borrowed Funds

Borrowed funds consist of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Federal Home Loan Bank advances	$6,144	$7,473
Junior subordinated debentures	5,155	5,155
Capital lease obligation	568	579

	$11,867	$13,207

FHLB advances: FHLB advances are secured by a blanket pledge on Bank assets, including certain qualified loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.2 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.06% at September 30, 2012. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5.0 million to third-party investors. The common securities are included in “other assets” and the subordinated debentures are included in “borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier I capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed prior to maturity, at the Company’s discretion, in whole or in part, beginning June 30, 2010, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related Trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective Trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of September 30, 2012 and December 31, 2011, the accumulated deferred interest that was accrued on these securities was $328 thousand and $243 thousand, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	September 30, 2012		December 31, 2011
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$52,978	$0	$44,984	$0
Pacific Coast Bankers Bank	10,000	0	10,000	0
Zions Bank	5,000	0	5,000	0

	$67,978	$0	$59,984	$0

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

NOTE 7. Commitments

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At September 30, 2012 and December 31, 2011, commitments under standby letters of credit were $1.8 million and $1.6 million, respectively, and firm loan commitments were $85.0 million and $74.1 million, respectively. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

NOTE 8. Income Taxes

The Company’s normal, expected statutory income tax rate is 36.1%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.4%.The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Nine months ended September 30,
	2012	2011
	($ in thousands)
Federal income tax expense (benefit) at statutory rate	$427	$(189)
Effect of tax-exempt interest income	(184)	(183)
Effect of nondeductible interest expense	7	10
Effect of other nondeductible expenses	10	9
Effect of state income tax expense	2	(28)
Other	(1)	(33)

Income tax expense (benefit)	$261	$(414)

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of September 30, 2012.

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

The Company had no unrecognized tax benefits at September 30, 2012 or December 31, 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended September 30, 2012 and December 31, 2011, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2009.

NOTE 9. Common and Preferred Stock

Common Stock:

No cash or stock dividends on common stock were declared during the nine-month periods ended September 30, 2012 and 2011.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program of the U.S. Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (1) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), with a liquidation value of $1,000 per share, and (2) a warrant (the “Warrant”) to purchase 525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with an exercise price of $0.01 per share, for an aggregate purchase price of $10.5 million. The Treasury immediately exercised the Warrant.

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

During each of the nine-month periods ended September 30, 2012 and 2011, the Company did not declare any preferred stock dividends. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of September 30, 2012 and December 31, 2011, accrued and unpaid dividends totaled $1.5 million and $1.1 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$5,188	$0	$5,188
State and municipal securities	0	26,623	0	26,623
Corporate debt obligations	0	12,404	0	12,404
SBA guaranteed loan pools	0	12,361	0	12,361
Mortgage backed securities	0	5,590	0	5,590
Collateralized mortgage obligations	0	13,794	0	13,794

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$6,802	$0	$6,802
State and municipal securities	0	25,054	0	25,054
Corporate debt obligations	0	11,751	0	11,751
SBA guaranteed loan pools	0	8,950	0	8,950
Mortgage backed securities	0	4,397	0	4,397
Collateralized mortgage obligations	0	9,296	0	9,296

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial instruments are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or write-downs of individual assets due to impairment. The following table presents the Company’s financial instruments measured at fair value on a nonrecurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$3,738	$3,738
Foreclosed real estate	0	0	5,059	5,059

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$13,460	$13,460
Foreclosed real estate	0	0	4,459	4,459

Losses resulting from nonrecurring fair value adjustments were as follows:

	Nine months ended September 30,
	2012	2011
	($ in thousands)
Impaired loans	$2,510	$5,093
Foreclosed real estate	930	428

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

Foreclosed real estate: The amount shown above represents impaired real estate properties that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any impairment based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate are recognized in the consolidated statements of operations. Losses from nonrecurring valuations represent impairments on foreclosed real estate made based on the fair value of the property.

Disclosures about Fair Value of Financial Instruments:

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments – Assets:
Cash and cash equivalents	$21,634	$21,634	$21,634	$0	$0
Time deposits held for investment	2,895	2,970	0	2,970	0
Loans receivable, net	259,113	261,648	0	0	261,648
Loans held for sale	4,728	4,728	0	4,728	0
Financial Instruments – Liabilities:
Deposits	340,648	341,691	252,208	0	89,483
Borrowed funds	11,867	10,066	0	10,066	0

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments – Assets:
Cash and cash equivalents	$27,285	$27,285	$27,285	$0	$0
Loans receivable, net	258,586	262,237	0	0	262,237
Loans held for sale	2,728	2,728	0	2,728	0
Financial Instruments – Liabilities:
Deposits	332,134	333,404	233,693	0	99,711
Borrowed funds	13,207	11,221	0	11,221	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which is it practicable to estimate that value:

Cash and cash equivalents: The carrying value approximates fair value because of the short maturity of these investments.

Time deposits held for investment: Fair values of time deposits held for investment were estimated using the discounted value of contractual cash flows. The discount rates used for these estimates were based on rates currently offered for time deposits with similar remaining maturities.

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

Deposits: The fair value of deposits with no stated maturity such as noninterest bearing demand deposits, money market accounts, NOW accounts, and savings accounts is equal to the amount payable on demand at the reporting date, and such deposits are classified as Level 1 instruments. The fair value of fixed-maturity time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. Time deposits are classified as Level 3 instruments.

Borrowed funds: The fair values of term debt, junior subordinated debentures, and capital lease obligations are estimated using the discounted value of contractual cash flow using the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of September 30, 2012 and December 31, 2011.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended September 30, 2012 and December 31, 2011.

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

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month and nine-month periods ended September 30, 2012 and 2011:

	2012	2011	% Change	2012	2011	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest income	$4,116	$4,672	-11.9%	$12,810	$14,741	-13.1%
Interest expense	658	1,023	-35.7%	2,142	3,268	-34.5%

Net interest income	3,458	3,649	-5.2%	10,668	11,473	-7.0%
Provision for loan losses	600	2,531	-76.3%	1,600	4,893	-67.3%

Net interest income after provision for loan losses	2,858	1,118	155.6%	9,068	6,580	37.8%
Noninterest income	1,840	1,182	55.7%	4,338	2,896	49.8%
Noninterest expense	4,219	3,173	33.0%	12,132	10,029	21.0%

Income before income taxes	479	(873)	154.9%	1,274	(553)	330.4%
Income tax expense	80	(383)	120.9%	261	(414)	163.0%

Net income	399	(490)	181.4%	1,013	(139)	828.8%
Preferred stock dividends and discount accretion, net	170	169	0.6%	508	508	0.0%

Net income applicable to common shares	$229	$(659)	134.7%	$505	$(647)	178.1%

Per Common Share Data:
Basic earnings	$0.07	$(0.21)		$0.16	$(0.21)
Diluted earnings	$0.07	$(0.21)		$0.16	$(0.21)
Book value	$8.66	$8.56		$8.66	$8.56

Selected Ratios:
Return on average assets	0.23%	-0.68%		0.17%	-0.22%
Return on average equity	2.45%	-7.11%		1.82%	-2.36%
Net interest margin	3.87%	4.12%		4.01%	4.30%
Efficiency ratio	79.63%	65.68%		80.85%	69.80%
Noninterest income to average assets	1.88%	1.21%		1.48%	0.98%
Noninterest expense to average assets	4.30%	3.26%		4.15%	3.41%
Ending shareholders’ equity to average assets	9.58%	9.54%		9.64%	9.48%
Nonperforming loans to gross loans	3.76%	4.36%		3.76%	4.36%
Allowance for loan losses to gross loans	2.15%	2.43%		2.15%	2.43%

Results of Operations

Earnings

The Company reported net income applicable to common shares of $229 thousand for the three months ended September 30, 2012, compared to a net loss applicable to common shares of $659 thousand for the comparable period in 2011. The third quarter profit resulted in net income applicable to common shares of $505 thousand for the first nine months of 2012, compared to a net loss applicable to common shares of $647 thousand for the first nine months of 2011. Compared to the third quarter of 2011, operating results improved during 2012 due to lower provision for loan losses, lower interest expense and higher noninterest income. These improvements in operating results were partially offset by a reduction in interest income and increased noninterest expense.

The return on average assets was 0.23% and -0.68% for the three-month periods ended September 30, 2012 and 2011, and 0.17% and -0.22% for the nine-month periods ending on the same dates, respectively. The return on average equity was 2.45% and -7.11% for the three-month periods ended September 30, 2012 and 2011, and 1.82% and -2.36% for the nine-month periods ending on the same dates, respectively.

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

The following table presents an analysis of the net interest income and net interest margin for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012			2011
	Average Balance	Interest Income or Expense (1)	Average Yield or Rate	Average Balance	Interest Income or Expense (1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2)(3)	$267,200	$3,622	5.42%	$275,411	$4,129	6.00%
Investment securities	76,438	481	2.52%	68,325	537	3.14%
Other interest earning assets	13,562	13	0.38%	10,826	6	0.22%

Total interest earning assets	357,200	4,116	4.61%	354,562	4,672	5.27%
Noninterest earning assets	35,209			35,040

Total assets	$392,409			$389,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	48,410	33	0.27%	39,176	46	0.47%
NOW accounts	65,752	124	0.75%	57,976	249	1.72%
Savings accounts	58,669	46	0.31%	56,928	90	0.63%
Time deposits	89,486	359	1.60%	112,292	539	1.92%

Total interest bearing deposits	262,317	562	0.86%	266,372	924	1.39%
Securities sold under repurchase agreements	0	0	0.00%	0	0	0.00%
Borrowed funds	6,873	68	3.96%	8,648	72	3.33%
Junior subordinated debentures	5,155	28	2.17%	5,155	27	2.10%

Total borrowed funds	12,028	96	3.19%	13,803	99	2.87%

Total interest bearing liabilities	274,345	658	0.96%	280,175	1,023	1.46%
Noninterest bearing deposits	76,203			68,631
Other noninterest bearing liabilities	4,440			3,705
Shareholders’ equity	37,421			37,091

Total liabilities and shareholders’ equity	$392,409			$389,602

Net interest income		$3,458			$3,649

Net interest spread			3.65%			3.81%

Net interest income to average earning assets (margin)			3.87%			4.12%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $23 thousand and $72 thousand is included in loan interest income for 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, net interest income was $3.4 million and $3.6 million, respectively. This decrease in net interest income of $191 thousand, or 5.2%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, average interest earning assets and interest bearing liabilities. The net interest margin declined 25 basis points to 3.87% from 4.12% for the three-month periods ending September 30, 2012 and 2011, respectively.

The following table presents an analysis of the net interest income and net interest margin for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012			2011
	Average Balance	Interest Income or Expense(1)	Average Yield or Rate	Average Balance	Interest Income or Expense(1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2) (3)	$268,826	$11,213	5.56%	$278,810	$13,012	6.22%
Investment securities	74,225	1,569	2.82%	69,178	1,717	3.31%
Other interest earning assets	11,363	28	0.33%	7,834	12	0.20%

Total interest earning assets	354,414	12,810	4.82%	355,822	14,741	5.52%
Noninterest earning assets	35,618			36,439

Total assets	$390,032			$392,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	45,594	105	0.31%	40,875	179	0.58%
NOW accounts	66,606	445	0.89%	58,299	840	1.92%
Savings accounts	58,903	164	0.37%	53,324	275	0.69%
Time deposits	92,149	1,136	1.64%	119,107	1,727	1.93%

Total interest bearing deposits	263,252	1,850	0.94%	271,605	3,021	1.48%
Securities sold under repurchase agreements	0	0	0.00%	17	0	0.00%
Borrowed funds	7,469	207	3.70%	5,904	166	3.75%
Junior subordinated debentures	5,155	85	2.20%	5,155	81	2.10%

Total borrowed funds	12,624	292	3.08%	11,076	247	2.97%

Total interest bearing liabilities	275,876	2,142	1.04%	282,681	3,268	1.54%
Noninterest bearing deposits	73,163			69,626
Other noninterest bearing liabilities	4,032			3,362
Shareholders’ equity	36,961			36,592

Total liabilities and shareholders’ equity	$390,032			$392,261

Net interest income		$10,668			$11,473

Net interest spread			3.78%			3.98%

Net interest income to average earning assets (margin)			4.01%			4.30%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans and loans held for sale are included in average loan balances.
(3)	Loan fee income in the amount of $125 thousand and $296 thousand is included in loan interest income for 2012 and 2011, respectively.

During the nine months ended September 30, 2012 and 2011, net interest income was $10.7 million and $11.5 million, respectively. This decrease in net interest income of $805 thousand, or 7.0%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, average interest earning assets and interest bearing liabilities. The net interest margin declined 29 basis points to 4.01% from 4.30% for the nine-month periods ending September 30, 2012 and 2011, respectively.

Interest income for the nine months ended September 30, 2012 was $12.8 million, representing a decrease of $1.9 million, or 13.1%, compared to the same period in 2011. The decrease in interest income is related to decreases in yields on loans and investments, a reduction in average loans outstanding, and a change in the mix of interest earning assets. Loans, the highest yielding component of earning assets, represented 75.9% of average earning assets during the first nine months of 2012, compared to 78.4% during the first nine months of 2011. The average yield on loans fell 66 basis points to 5.56% for the first nine months of 2012 from 6.22% for the comparable period in 2011. The reduction in loan yield combined with a $10.0 million, or 3.6%, decrease in average loan balances resulted in interest income on loans decreasing $1.8 million, or 13.8%. Average investment securities increased $5.0 million, or 7.3%, from September 30, 2011 to September 30, 2012. The yield on investment securities decreased 49 basis points from 3.31% for the nine months ended September 30, 2011, to 2.82% for the comparable period in 2012. The increase in investment securities combined with the decrease in yield on securities resulted in a reduction in investment income of $148 thousand, or 8.6%.

Interest expense for the nine months ended September 30, 2012, was $2.2 million, representing a decrease of $1.1 million, or 34.5%, compared to $3.3 million for the same period in 2011. This improvement in interest expense was impacted by reductions in time deposit balances as well as reductions in rates paid on all interest bearing deposits and borrowed funds, and was partially offset by increased balances in non-maturity deposit accounts and borrowed funds. Overall, the average cost of interest bearing deposits improved 54 basis points from 1.48% for the nine months ended September 30, 2011, to 0.94% for the comparable period in 2012.

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

	Three months ended September 30 2012 over 2011				Nine months ended September 30 2012 over 2011
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest income:
Loans receivable	$(123)	$(399)	$15	$(507)	$(466)	$(1,380)	$47	$(1,799)
Investment securities	64	(106)	(14)	(56)	125	(254)	(19)	(148)
Other interest earning assets	2	4	1	7	5	8	3	16

Total interest income	(57)	(501)	2	(556)	(336)	(1,626)	31	(1,931)

Interest expense:
Money market accounts	11	(20)	(4)	(13)	21	(83)	(12)	(74)
NOW accounts	33	(141)	(17)	(125)	120	(450)	(65)	(395)
Savings accounts	3	(46)	(1)	(44)	29	(128)	(12)	(111)
Time deposits	(109)	(90)	19	(180)	(390)	(259)	58	(591)
Borrowed funds	(15)	14	(3)	(4)	44	(2)	(1)	41
Junior subordinated debentures	0	1	0	1	0	4	0	4

Total interest expense	(77)	(282)	(6)	(365)	(176)	(918)	(32)	(1,126)

Net interest income	$20	$(219)	$8	$(191)	$(160)	$(708)	$63	$(805)

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

At September 30, 2012, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 3.6%, 5.2% and 7.1%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 1.2% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2012, was considered remote given prevailing interest rate levels.

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. The provision for loan losses during the three months ended September 30, 2012 was $600 thousand, which is a decrease of $1.9 million, or 76.3%, from the $2.5 million added to the provision for the same period in 2011. The provision for loan losses during the nine months ended September 30, 2012 was $1.6 million, which is a decrease of $3.3 million, or 67.3%, from the $4.9 million added to the provision for the same period in 2011. The lower provision for loan losses is attributable to a $10.0 million decline in average loans receivable and improved credit quality of the loan portfolio. The provision for loan losses as an annualized percentage of average outstanding loans was 0.79% and 2.34% for the nine months ended September 30, 2012 and 2011, respectively. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses and net charge-offs.

Noninterest Income

Noninterest income for the three months ended September 30, 2012, was $1.8 million, an increase of $658 thousand, or 55.7%, from the same period in 2011. Noninterest income for the nine months ended September 30, 2012, was $4.3 million, an increase of $1.4 million, or 49.8%, from the same period in 2011. Service charge income on deposits declined $135 thousand, or 12.1%, year over year as a result of reduced income from overdraft and non sufficient funds fees collected under the Bank’s overdraft privilege program. Net gains from the sale of loans improved $612 thousand, or 111.7%, year over year due to an increase in the volume of homeowners refinancing their existing mortgages and purchasing new homes, which is partially attributable to the Bank hiring two additional mortgage loan officers. Net gains on investment securities were $261 thousand for the quarter ended September 30, 2012, compared to $232 thousand for the quarter ended September 30, 2011. Net gains on investment securities were $380 thousand for the nine months ended September 30, 2012, compared to $265 thousand for the nine months ended September 30, 2011. Other noninterest income increased $850 thousand, or 87.8%, year over year. This increase is primarily attributable to higher income generated from foreclosed real estate properties totaling $691 thousand in addition to higher debit and credit card income of $124 thousand.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2012, was $4.2 million, an increase of $1.0 million, or 33.0%, from the same period in 2011. Noninterest expense for the nine months ended September 30, 2012, was $12.1 million, an increase of $2.1 million, or 21.0%, from the same period in 2011.

Salaries and employee benefits increased $348 thousand, or 7.2%, year over year. This increase is primarily attributable to higher commissions related to increased mortgage loan income, higher incentives paid to lenders for commercial loan originations, and general salary and benefit cost increases. Full-time employee equivalents (“FTEs”) increased from 113 FTEs as of September 30, 2011, to 114 FTEs as of September 30, 2012. Salary and benefit increases were partially offset by an increase of $148 thousand in loan origination fee salary credits.

Net losses on foreclosed real estate were $509 thousand for the three months ended September 30, 2012, compared to a net gain of $54 thousand for the comparable period in 2011. Net losses on foreclosed real estate were $979 thousand for the nine months ended September 30, 2012, compared to net losses of $29 thousand for the comparable period in 2011.

FDIC assessments decreased $80 thousand, or 17.7%, year over year. This reduction in assessments was a result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011, the FDIC’s discontinuance of its Transaction Account Guarantee Program premium in January 2011, and the Bank’s average assets decreasing $2.2 million.

Other noninterest expense for the three months ended September 30, 2012, were $1.2 million, an increase of $353 thousand, or 40.9%, from the same period in 2011. Other noninterest expense for the nine months ended September 30, 2012, were $3.5 million, an increase of $894 thousand, or 34.9%, from the same period in 2011. Significant year over year cost increases in other noninterest expense included: costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans, which increased $511 thousand; software costs, which increased $105 thousand; other noninterest loan and deposit account costs, which increased $87 thousand; director compensation and other costs, which increased $62 thousand; sundry losses, which increased $41 thousand; appraisal costs related to new and existing loans, which increased $39 thousand; and office supply costs, which increased $33 thousand. These increases were partially offset by a reduction of $64 thousand in professional fees.

Income Taxes

For the quarter ended September 30, 2012, the Company recorded income tax expense of $80 thousand compared to an income tax benefit of $383 thousand for the same period in 2011 reflecting the Company’s return to profitability. For the nine months ended September 30, 2012, the Company recorded income tax expense of $261 thousand compared to an income tax benefit of $414 thousand for the same period in 2011.

The Company’s normal, expected statutory income tax rate is 36.1%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7. 6%. The ratio of tax expense (benefit) to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) were as follows for the periods indicated:

	Nine months ended September 30,
	2012	2011
	($ in thousands)
Federal income tax expense (benefit) at statutory rate	$427	$(189)
Effect of tax-exempt interest income	(184)	(183)
Effect of nondeductible interest expense	7	10
Effect of other nondeductible expenses	10	9
Effect of state income tax expense	2	(28)
Other	(1)	(33)

Income tax expense (benefit)	$261	$(414)

Financial Condition

Securities

As of September 30, 2012, the Bank had $76.0 million of investment securities, which is an increase of $9.7 million, or 14.7%, from December 31, 2011. Activity in the securities portfolio during the nine months ended September 30, 2012, included $26.3 million in purchases, $6.8 million in called and matured securities, $6.8 million in securities sold, paydowns of $3.4 million, and amortization of net purchase price premiums of $740 thousand. As of September 30, 2012, the securities portfolio included a net unrealized gain of $2.7 million, an increase of $836 thousand from December 31, 2011. With the exception of corporate bonds with a fair value of $12.4 million, all securities at September 30, 2012, are fully insured by or are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments.

Loans

The following table presents the composition of the loan portfolio by type and by interest rate structure for the periods indicated:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$144,429	54.5%	$142,465	53.6%
Construction and land development	27,002	10.2%	31,381	11.8%
Residential	29,529	11.1%	32,180	12.1%
Commercial and industrial	57,479	21.7%	53,224	20.0%
Consumer	6,742	2.5%	6,553	2.5%

	$265,181	100.0%	$265,803	100.0%

Fixed rate loans	$96,172	36%	$97,629	37%
Variable rate loans	169,009	64%	168,174	63%

	$265,181	100%	$265,803	100%

At September 30, 2012, the Bank reported $265.2 million in gross loans, a decrease of $622 thousand, or 0.2%, compared to December 31, 2011. Total real estate loans decreased $5.1 million, or 2.5%. Included in total real estate loans are commercial real estate loans, which increased $2.0 million, or 1.4%, construction and land development loans, which decreased $4.4 million, or 14.0%, and residential real estate loans, which decreased $2.7 million, or 8.2%. Commercial and industrial loans increased $4.3 million, or 8.0%. The Bank has experienced weak loan demand in 2011 and 2012 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain very high, and real estate and other asset prices have declined appreciably.

Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	September 30, 2012	December 31, 2011
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,733	$3,870
Construction and land development	1,622	3,953
Residential real estate	1,124	1,758
Commercial and industrial	475	50
Consumer	17	43
Loans past due 90 days or more and accruing interest	0	0

Total nonperforming loans	9,971	9,674
Foreclosed real estate	5,059	4,459

Total nonperforming assets	$15,030	$14,133

At September 30, 2012, nonperforming assets were $15.0 million, representing an increase of $897 thousand, or 6.3%, from December 31, 2011. Nonperforming assets as a percentage of total assets were 3.8% as of September 30, 2012, and 3.7% as of December 31, 2011.

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

At September 30, 2012, the Bank had nineteen nonaccrual loans totaling $10.0 million compared to eighteen nonaccrual loans totaling $9.7 million at December 31, 2011, representing an increase of $297 thousand, or 3.1%. This increase was comprised of $2.9 million in commercial real estate loans and $425 thousand in commercial and industrial loans; the increases were partially offset by decreases of $2.3 million in construction and land development loans and $634 thousand in residential real estate loans.

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

Eleven of the nonaccrual loans totaling $5.9 million, or 59.5% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules or liquidation plans. One loan, totaling $1.7 million, is less than 30 days past due, but demand has been made which may lead to a default and further legal action. The remaining nonaccrual loans, totaling $4.1 million, are either in the process of foreclosure or repossession, are the subject of negotiations for a workout or forbearance agreement, or are currently in litigation. If a nonaccrual loan performs under the agreed terms for a period of at least six months, and if the borrower can establish a reliable source of future repayment, the loan may be considered for return to accrual. In several cases, repayment plans include the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value.

Subsequent to quarter end, the Bank received a $1.1 million payment on a nonaccrual land development loan, reducing total nonaccrual loans to $9.8 million and resulting in an $865 thousand recovery of amounts previously charged-off on the loan. This payment will be recognized in the fourth quarter.

Foreclosed real estate represents real property acquired as the result of borrowers defaulting on loans and is recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Impairments identified at the time of foreclosure are charged against the allowance for loan losses. Foreclosed properties are appraised as deemed necessary due to market fluctuations or as required by applicable regulations. Impairments for declines in value subsequent to foreclosure are included in other noninterest expense along with other expenses related to maintaining the properties.

Foreclosed real estate was $5.1 million at September 30, 2012, representing an increase of $599 thousand, or 13.4%, from the amount reported at December 31, 2011. The largest foreclosed real estate property balances consist of a motel, commercial real estate, and undeveloped land located in Kootenai and Shoshone counties of Idaho. The remaining foreclosed real estate properties consist of eighteen residential lots, one single family residence, five small commercial properties, and an out-of-state recreational property. Most of the properties are listed for sale under a marketing plan intended to liquidate the assets in a responsible and timely manner. Approximately $2.0 million of the foreclosed properties are currently under contract for sale.

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

	September 30, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$6,201	$3,211	$9,412	$9,684	$1,939	$11,623
Construction and land development	0	441	441	0	2,957	2,957
Residential	0	271	271	0	815	815
Commercial and industrial	515	21	536	535	0	535
Consumer	0	0	0	0	0	0

	$6,716	$3,944	$10,660	$10,219	$5,711	$15,930

Restructured loans decreased from $15.9 million at December 31, 2011, to $10.7 million at September 30, 2012. Many of the restructured loan agreements grant a period of interest-only payments without imposing other significant consequences. The Bank enters into workout agreements with the intention of improving or protecting the Bank’s opportunity for successful liquidation of the asset. As of September 30, 2012, four restructured loans were 30 or more days past due with their payments. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $1.8 million as of both September 30, 2012 and December 31, 2011. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral and/or cash flow support. The A/B note balances as of September 30, 2012 and December 31, 2011, are comprised of A note balances only.

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

As of September 30, 2012, the allowance for loan losses was $5.7 million, a decrease of $1.1 million, or 16.3%, from December 31, 2011. The decrease in the allowance for loan losses is principally attributable to net charge-offs exceeding the amount that was provisioned for loan losses during the nine months ended September 30, 2012. The allowance for loan losses represented 2.2% and 2.6% of gross loans outstanding as of September 30, 2012 and December 31, 2011, respectively.

The following table provides a summary of activity in the allowance for loan losses during the third quarter of 2012 and 2011:

	Three months ended September 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,693	$738	$(775)	$3	$2,659
Construction and land development	1,031	267	(222)	1	1,078
Residential	1,204	149	(293)	2	1,063
Commercial and industrial	758	157	(115)	17	817
Consumer	98	(10)	(18)	10	80
Unallocated	711	(701)	0	0	10

	$6,495	$600	$(1,423)	$33	$5,707

	Three months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,340	$(102)	$(500)	$0	$2,738
Construction and land development	924	2,679	(2,200)	2	1,405
Residential	1,363	288	(502)	3	1,152
Commercial and industrial	888	6	(45)	9	858
Consumer	227	(41)	(5)	2	183
Unallocated	515	(299)	0	0	216

	$7,257	$2,531	$(3,252)	$16	$6,552

The following table provides a summary of activity in the allowance for loan losses during the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$584	$(1,067)	$7	$2,659
Construction and land development	1,304	59	(290)	5	1,078
Residential	1,274	692	(909)	6	1,063
Commercial and industrial	751	511	(481)	36	817
Consumer	140	(44)	(60)	44	80
Unallocated	212	(202)	0	0	10

	$6,816	$1,600	$(2,807)	$98	$5,707

	Nine months ended September 30, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,779	$1,787	$(1,828)	$0	$2,738
Construction and land development	1,341	2,589	(2,527)	2	1,405
Residential	1,081	714	(662)	19	1,152
Commercial and industrial	1,162	(80)	(233)	9	858
Consumer	347	(125)	(42)	3	183
Unallocated	208	8	0	0	216

	$6,918	$4,893	$(5,292)	$33	$6,552

Net charge-offs for the first nine months of 2012 were $2.7 million compared to net charge-offs of $5.3 million for the first nine months of 2011. Annualized net charge-offs were 1.34% and 2.52% of average gross loans for the nine months ended September 30, 2012 and 2011, respectively. The majority of charge-offs during the first nine months of 2012 and 2011 were due to losses on real estate secured loans, which accounted for 80.7% and 94.8% of total charge-offs, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans:

	September 30, 2012		December 31, 2011
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,659	54.5%	$3,135	53.6%
Construction and land development	1,078	10.2%	1,304	11.8%
Residential	1,063	11.1%	1,274	12.1%
Commercial and industrial loans	817	21.7%	751	20.0%
Consumer and other	80	2.5%	140	2.5%
Unallocated	10	n/a	212	n/a

	$5,707	100.0%	$6,816	100.0%

Deferred Taxes

At September 30, 2012, the Company had recorded a net deferred tax liability of $112 thousand, which compared to a net deferred tax asset of $433 thousand at December 31, 2011. The change in deferred taxes during the first nine months of 2012 primarily resulted from a decrease in the deferred tax asset related to temporary differences in the allowance for loan losses. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its net deferred tax asset due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its affect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of September 30, 2012.

Deposits

As of September 30, 2012, the Bank reported $340.6 million in deposits, which represents an increase of $8.5 million, or 2.6%, from the $332.1 million in deposits reported as of December 31, 2011. Noninterest bearing demand deposits increased $13.9 million and other interest bearing deposits increased $4.6 million, whereas time deposits decreased $10.0 million. The increase in noninterest bearing demand deposits is primarily attributable to one depositor whose funds are not expected to remain on deposit long-term. Included in time deposits are brokered time deposits and time deposits obtained through a national listing service, which together decreased $2.8 million during the period. Management elected not to renew these time deposits at maturity, because the funds were not needed for loan growth. Other time deposits decreased $7.2 million, which reflects management’s decision, due to an abundance of liquidity, to allow maturing higher priced time deposits to migrate off the balance sheet or into non-maturity deposit accounts.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $18.5 million, or 7.9%, during the first nine months of 2012 and represented 74.0% and 70.4% of total deposits as of September 30, 2012 and December 31, 2011, respectively.

Borrowed Funds

Borrowings provide an additional source of funding for the Company and include FHLB advances and junior subordinated debentures. The Company also records a capital lease obligation as part of its borrowed funds. Borrowed funds were $11.9 million and $13.2 million as of September 30, 2012 and December 31, 2011, respectively. The $1.3 million decrease in borrowed funds is the result of regularly scheduled payments on FHLB advances and the capital lease obligation.

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

Shareholders’ equity was $37.6 million at September 30, 2012, compared with $36.4 million at December 31, 2011. The $1.2 million increase in shareholders’ equity is attributable to $1.0 million in net income, $552 thousand from increases in unrealized gains on securities available for sale, and $61 thousand in equity compensation, offset by $429 thousand in accrued preferred stock dividends.

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

	September 30, 2012	December 31, 2011	Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Leverage:
Company	10.4%	10.3%	4.0%	n/a
Bank	10.4%	10.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.7%	12.4%	4.0%	n/a
Bank	12.7%	12.2%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	13.9%	13.6%	8.0%	n/a
Bank	14.0%	13.4%	8.0%	10.0%

In April 2010, the Bank agreed with the FDIC and the Washington State Department of Financial Institutions (the “DFI”) that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%; this agreement was amended in July 2012 to lower the minimum required leverage ratio to 9.5%. As of September 30, 2012, the Bank’s leverage ratio was 10.4%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

The Company received no cash dividends from the Bank during the nine-month periods ended September 30, 2012 and 2011. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. As a result of current restrictions that prevent the Bank from paying dividends to the Company, the Company has been deferring the payment of interest on its trust preferred debentures and the payment of dividends on its preferred stock.

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

The Company declared no dividends during the three-month and nine-month periods ended September 30, 2012 and 2011, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program. These restrictions include a requirement to receive prior consent from Treasury from February 13, 2012 until February 13, 2019, for any annual increase of 3% or more in aggregate common dividends per share. From and after February 13, 2019, the Company will be prohibited from paying any common dividends or repurchasing any equity securities or trust preferred securities until all of the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties. The Board of Directors intends to continue evaluating whether to resume the payment of dividends to common shareholders as growth and earnings permit.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions consist primarily of commitments to extend credit and other contractual obligations and are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, unused commitments to extend credit totaled $85.0 million and letters of credit totaled $1.8 million. The Company’s most significant contractual obligations, other than deposits and borrowings, include operating leases and salary continuation agreements. There have been no material changes in contractual obligations since December 31, 2011.

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

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At September 30, 2012, the Bank’s available borrowing capacity includes approximately $15.0 million in federal funds lines with various correspondent banks and $53.0 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. As previously noted, the Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During nine-month periods ended September 30, 2012 and 2011, the Company did not receive any dividends from the Bank.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of September 30, 2012, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: November 5, 2012	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2012	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer
(Principal Financial Officer)

Dated: November 5, 2012	/s/ Leilani T. McKernan
Leilani T. McKernan
Controller, Secretary/Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1, 3.2, 4.2, 4.3 and 4.4.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.