Form 10-K
period 2012-12-31
NORTHWEST BANCORPORATION INC
filed 2013-03-18
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $16,170,568.

The number of shares outstanding of the registrant’s common stock, as of February 15, 2013, was 3,089,957.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on May 20, 2013 (the “2013 Proxy Statement”) have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this annual report on Form 10-K.

NORTHWEST BANCORPORATION, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2012

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

The Bank commenced operations in 1989 as a Washington state-chartered commercial bank and is regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Washington State Department of Financial Institutions (the “WDFI”). The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in eastern Washington and northern Idaho. The Bank operates seven branch offices in Washington and four branches in Idaho. In November 2011, the Bank formed a wholly-owned subsidiary, Northwest Property LLC, for the sole purpose of holding real estate acquired through foreclosure.

The Company and the Bank are managed as a single entity and not by departments or lines of business. Based on management’s analysis, no department or line of business meets the criteria established in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, for reporting of selected information about operating segments.

The primary asset of the Company is its investment in the common stock of the Bank. The Bank’s operating results, financial position, and ability to provide dividends to the Company will directly and materially affect the operating results, financial position and liquidity of the Company. The Bank derives its income principally from interest charged on loans and, to a lesser extent, interest earned on investments and fees received in connection with the origination of loans and for other services. The Bank’s principal expenses are interest expense on deposits and borrowings, operating expenses, and the provision for loan losses. Funds for activities of the Bank are provided principally by operating revenues, deposit growth and repayment of outstanding loans and investments. Specific information concerning the effect of these items upon the Bank’s operating results for the fiscal years 2012 and 2011 is set forth in Part II, Item 7 of this annual report on Form 10-K. At such time as the Company decides to engage in any other business activities, the success or failure of any new business activities and the associated costs and expenses would be additional factors affecting the operating results, financial position and liquidity of the Company.

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

Market Area and Competition

The Bank’s primary market area is Spokane County, Washington, and Kootenai County, Idaho. Based on population estimates by the U.S. Census Bureau from data collected in the 2011 American Community Survey, the population of Spokane County is 473,761 and the population of Kootenai County is 141,132.

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

The Company elected to participate in the Capital Purchase Program and received $10.5 million through the issuance and sale of (1) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”), with a liquidation value of $1,000 per share, and (2) a warrant (the “Warrant”) to purchase 525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (the “Series B Preferred Stock”), with an exercise price of $0.01 per share. The Treasury immediately exercised the Warrant. Terms of the Series A Preferred Stock and Series B Preferred Stock issued pursuant to the Capital Purchase Program (together, the “CPP Stock”) include: (1) an obligation of the Company to pay dividends on the Series A Preferred Stock of 5% per year until February 2014, when the dividend rate increases to 9% per year; (2) an obligation of the Company to pay dividends on the Series B Preferred Stock at a rate of 9% per year; (3) the CPP Stock may be redeemed by the Company at the issue price, plus all accrued and unpaid dividends, and subject to approval by the Company’s banking regulators; (4) dividends on the CPP Stock must be paid before other dividends can be paid, except in the case of parity, or pari passu, stock that may be paid pro rata with the CPP Stock; and, (5) compliance with executive compensation standards and restrictions established by the Treasury and the ARRA. On March 11, 2013, Treasury sold its shares of CPP Stock to certain domestic qualified institutional buyers and domestic institutional accredited investors and notified the Company that the information rights and registration rights provided to Treasury under the securities purchase agreement by and between Treasury and the Company dated February 13, 2009 had been assigned to the purchasers of greater than 2% of the aggregate principal amount of the CPP Stock. Additional disclosure regarding the details of this transaction, the agreements and other documents related to the transaction have been filed with the Securities and Exchange Commission (the “SEC”) and can be found on the SEC’s website at www.sec.gov. Additional details regarding the Capital Purchase Program can be found on the Treasury’s website at www.treas.gov/initiatives/financial-stability.

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

Deposit Insurance.    The deposits of the Bank are insured up to prescribed limits for each depositor by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 per depositor. Temporary unlimited deposit insurance coverage on noninterest bearing transaction accounts was extended from December 31, 2010 through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP consists of two components: a temporary guarantee of newly issued senior unsecured debt (the “Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest bearing transaction accounts at FDIC-insured institutions (the “Transaction Account Guarantee Program” or “TAGP”). The Company elected to participate in the TAGP, which expired on December 31, 2012.

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

Prompt Corrective Action.    Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “adequately capitalized” are 4.0%, 4.0% and 8.0%, respectively. The required Tier 1 capital to average assets ratio, Tier l capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized” are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2012, the Bank exceeded the required Tier 1 capital to average assets ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio for classification as “well capitalized,” with ratios of 10.5%, 12.4% and 13.7%, respectively.

Reserve Requirements.    The Federal Reserve Board of Governors requires all depository institutions to maintain reserves against their net transaction deposit accounts. Within limits specified by law, the Board of Governors has sole authority over changes in reserve requirements. As of December 31, 2012, the Bank is required to maintain reserves of 3% against net transaction accounts greater than $12.4 million and up to $79.5 million, and reserves of 10% must be maintained against net transaction accounts in excess of $79.5 million.

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

•	permanently increases the maximum deposit insurance amount to $250,000 per depositor and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012;

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

•

specifies that a bank holding company may acquire control of an out of state bank only if it is “well capitalized” and well managed, and does not allow interstate merger transactions unless the resulting institution would be “well capitalized” and well managed after the transaction;

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

Capital Requirements.    In June 2012, the Federal Reserve Board, the FDIC and the other federal bank regulatory agencies issued a joint proposal seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR relates to advanced approaches and market risk capital rules and is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk.

The proposed capital requirements were originally proposed to be phased in beginning on January 1, 2013. However, in November 2012, the Federal Reserve Board and FDIC announced that they do not expect that any of the proposed rules would become effective on January 1, 2013 as originally proposed. The announcement did not indicate the likely new effective date.

Restrictions on Dividends and Other Capital Distributions.    Federal and state banking regulations place restrictions on dividends paid by the Bank and by the Company. In March 2010, the Company entered into a regulatory agreement with the Federal Reserve Bank, the Company’s primary regulator, that, among other restrictions, the Company would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

In October 2012, the Bank executed a revised regulatory agreement with its primary regulators, the FDIC and the WDFI, that updates and revises an agreement entered into in April 2010. Pursuant to the revised agreement, the Bank has agreed, among other things, that the Bank would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

As long as any shares of the CPP Stock continue to be held by a third party, the Company will be prohibited under the terms of the CPP Stock from paying dividends on our common stock or any shares of capital stock that rank equal to or junior to the Company’s CPP Stock if the Company is not current in our payment of dividends on our CPP Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the CPP Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the CPP Stock and all parity stock payable on such a scheduled dividend payment date bear to each other.

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

Community Reinvestment Act.    Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”). Under the terms of the CRA, a bank’s record in meeting the credit needs of the community served by the bank, including low-income and moderate-income neighborhoods, is assessed by the bank’s primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. As of December 31, 2012, the Bank was rated “Satisfactory” with respect to compliance with the CRA.

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

Employees

The Bank employed 120 employees, representing 111 full-time equivalent positions as of December 31, 2012. The Company, separate from the Bank, does not have any compensated employees; however, the Company reimburses the Bank for time that Bank employees spend on Company business. In 2012, the Company reimbursed the Bank $85,320 for work performed by Bank employees. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. Management of the Bank considers their employee relations to be excellent.

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

Available Information

The Company files reports with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC Internet site is www.sec.gov. The Company maintains a corporate website at www.inb.com, and electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports can be found at http://investors.inb.com. We will also provide printed copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports at no charge upon written request. Requests should be made to Northwest Bancorporation, Inc., 421 W. Riverside Ave., Suite 113, Spokane, WA 99201, Attention: Leilani McKernan, Corporate Secretary.

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

Capital and credit markets have experienced unprecedented levels of volatility and disruption for more than three years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. In addition, the market value of the real estate securing our loans as collateral has been adversely affected by the weak economy and unfavorable economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2012, approximately 74% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in Eastern Washington and Northern Idaho, will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, our market is experiencing such an economic downturn, and if market conditions continue to worsen, they would likely have adverse effects on us and other financial institutions. In particular, we may face the following risks in connection with these events:

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

In March 2010, the Company executed a memorandum of understanding (“MOU”) with the Federal Reserve Bank of San Francisco (the “Reserve Bank”). The Reserve Bank MOU is an informal administrative agreement pursuant to which the Company has agreed to take various actions and comply with certain requirements to facilitate improvement in its financial condition. In accordance with the MOU, the Company agreed, among other things, to (a) utilize financial and managerial resources to function in a safe and sound manner; (b) obtain prior written approval from the Reserve Bank before receiving dividends or any other form of payment or distribution from the Bank; (c) refrain from paying any dividends, payments on trust preferred securities or make other capital distributions without prior regulatory approval; (d) refrain from incurring, increasing, renewing or guaranteeing any existing debt, or issuing any trust preferred securities without prior regulatory approval; (e) refrain from purchasing, redeeming or otherwise acquiring any of its stock without prior regulatory approval; (f) refrain from appointing any new director or senior executive officer or changing the responsibilities of any senior officer without prior regulatory approval; (g) comply with restrictions on indemnification and severance payments; (h) submit written progress reports detailing the Company’s compliance with the MOU within 30 days after the end of each quarter.

In October 2012, the Bank executed a revised MOU with the FDIC and the WDFI that updates and revises an MOU entered into in April 2010. Pursuant to the revised Bank MOU, the Bank has agreed, among other things, to (a) provide prior notice to, and receive prior approval from, the FDIC and the WDFI prior to appointing any new director or senior executive officer or changing the responsibilities of any senior officer; (b) eliminate or correct all violations of law and contraventions and take steps to ensure future compliance with all applicable laws and regulations; (c) have and maintain its Tier 1 capital equal to or above 9.5% of the Bank’s adjusted total assets with the level of Tier 1 capital being in addition to a fully funded allowance for loan losses; (d) refrain from paying dividends or otherwise reducing the Bank’s capital without prior regulatory approval; (e) revise, adopt and implement a written three -year strategic plan to improve and sustain the profitability of the Bank, improve its risk profile, and satisfactorily maintain capital; (f) reduce the level of adversely classified and criticized assets pursuant to plan containing appropriate benchmarks; and (g) submit written progress reports detailing the Bank’s compliance with the MOU within 30 days after the end of each quarter.

The MOUs will remain in effect until modified or terminated by the Reserve Bank, the FDIC and the WDFI. We cannot determine when or if the MOUs will be lifted or terminated. Even if lifted or terminated, we may still be subject to other agreements with regulators that restrict our activities. The requirements and restrictions of the MOUs are judicially enforceable and the failure of the Company or the Bank to comply with such requirements and restrictions may subject the Company and the Bank to additional regulatory restrictions including: the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver for the Bank; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders.

As a result of our recent discovery that we failed to provide accurate disclosure to certain customers, we expect to be subject to regulatory action.

We recently discovered that disclosure provided to our customers regarding the terms of certain interest bearing accounts had not been updated to reflect changes in such terms. As a result, we anticipate that the Bank will be required to provide restitution to certain customers and may be required to pay civil penalties or be subject to other regulatory actions. Accordingly, the Bank accrued $150,000 in December 2012 for estimated restitution and/or penalties.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

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

Historically, we have offered land acquisition and development and construction loans for builders and developers. As of December 31, 2012, these loans totaled $22 million, or 8%, of our loan portfolio. These land acquisition and development and construction loans are considered more risky than other types of real estate loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed projects. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, our losses may exceed our reserves, which could adversely impact our earnings. Given the current environment, we expect that loans in our loan portfolio could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Further deterioration in the housing market may lead to increased losses, delinquencies and nonperforming assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. At December 31, 2012, the Bank’s nonperforming assets were $12.5 million, representing 3.1% of total assets. Furthermore, housing and residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Commercial real estate is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2012, approximately 56% of our loan portfolio consisted of commercial real estate loans. Banking regulators have begun giving commercial real estate lending greater scrutiny and may require banks with higher levels of commercial real estate loans to implement more conservative underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of commercial real estate lending growth and exposures.

Our loan portfolio has commercial and industrial loans that include risks that may be greater than the risks related to residential loans.

Our commercial and industrial loan portfolio was $64 million at December 31, 2012, comprising 23% of loans receivable. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risk than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.

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

Our net interest income could be negatively affected by interest rates adjustments by the Board of Governors of the Federal Reserve, as well as by competition in our primary market area.

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

As a bank holding company with no significant assets other than the Bank, the Company derives substantially all of its revenue in the form of dividends from the Bank. The Bank’s ability to declare and pay dividends to the Company is dependent on certain regulatory considerations in addition to the agreements entered into with the Company’s and Bank’s regulators and described above. Our ability to pay dividends on our common stock or preferred stock, service our debt or make payments on our other obligations will, therefore, continue to depend in large part upon our receipt of dividends or other capital distributions from the Bank. The ability of the Bank to pay dividends or make other capital distributions to the Company is subject to the Bank’s ability to earn net income, comply with state law and meet the regulatory requirements of the Federal Reserve Board, the FDIC and the WDFI.

Our ability to pay dividends on our preferred stock and common stock is subject to regulatory and contractual considerations, and under the terms of our preferred stock, we are subject to restrictions that limit our ability to declare or pay dividends and repurchase our shares.

The terms of the CPP Stock the Company issued under the Treasury’s Capital Purchase Program could reduce investment returns to the Company’s common shareholders by restricting dividends and restricting capital management practices.

The Company is required to make quarterly dividend payments under the terms of the CPP Stock, until such time as the stock is redeemed by the Company. Payment of these dividends will decrease funds the Company may otherwise have available to pay dividends on the Company’s common stock and to use for general corporate purposes, including working capital. The Company is prohibited from continuing to pay dividends on its common stock unless the Company has fully paid all required dividends on the CPP Stock. Our ability to repurchase shares of our common stock and preferred stock is also restricted under the terms of the CPP Stock.

As long as any shares of the CPP Stock continue to be held by a third party, the Company will be prohibited under the terms of the CPP Stock from paying dividends on our common stock or any shares of capital stock that rank equal to or junior to the Company’s CPP Stock if the Company is not current in our payment of dividends on our CPP Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the CPP Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the CPP Stock and all parity stock payable on such a scheduled dividend payment date bear to each other. For the foreseeable future, the Company does not intend to declare and pay, or seek any and all regulatory or other approvals necessary to declare and pay, each scheduled dividend payment on the CPP Stock or on the Company’s common stock, because the Company intends to conserve capital in order to comply with the Reserve Bank MOU and FDIC MOU that are currently in place for the Company and the Bank, respectively.

The Company is also subject to certain other contractual restrictions that could prohibit it from declaring or paying dividends or making liquidation payments on its preferred stock or common stock. See “If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our preferred stock and common stock” below.

If we defer payments of interest on our outstanding junior subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our preferred stock and common stock.

As of December 31, 2012, we had outstanding an aggregate principal amount of $5.15 million of junior subordinated debentures issued in connection with the sale of trust preferred securities by our subsidiary; the accumulated deferred interest that was accrued on these securities was $356,594. We have also guaranteed those trust preferred securities. There is currently one series of these junior subordinated debentures outstanding, which was issued under an indenture and with a guarantee. This indenture, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including our preferred stock and common stock) at any time when (1) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (2) we are in default with respect to payment of any obligations under the guarantee; or (3) we have deferred payment of interest on the junior subordinated debentures outstanding under the indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debentures from time to time for up to five years.

Events of default under the indenture generally consist of our failure to pay interest on the junior subordinated debentures outstanding under the indenture under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debentures when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to the Company or the Bank.

As a result of these provisions, whenever we elect to defer payments of interest on the junior subordinated debentures, or if any of the other events described in clause (1) or (2) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our preferred stock and our common stock, from repurchasing or otherwise acquiring any of our preferred stock or common stock, and from making any payments to holders of our preferred stock or common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of the preferred stock and common stock. Moreover, without notice to or consent from the holders of the preferred stock or common stock, we may issue additional series of junior subordinated debentures in the future with terms similar to those of our existing junior subordinated debentures or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Our preferred stock and common stock are equity and are subordinate to all of our existing and future indebtedness, and we and our subsidiaries may incur additional indebtedness in the future.

Shares of our preferred stock and common stock are equity interests in the Company and do not constitute indebtedness. As such, our preferred stock and common stock rank junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of our preferred stock and common stock: (1) dividends are payable only when, as and if authorized and declared by our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant; (2) as a Washington corporation, under Washington law we are subject to restrictions on payments of dividends out of lawfully available funds; and (3) the Company’s ability to pay dividends is subject to regulatory and contractual restrictions.

In addition, our preferred stock does not limit the amount of additional debt or other obligations we may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of debt and other obligations that will rank senior to our preferred stock and common stock or to which the preferred stock and common stock will be structurally subordinated.

We may need to raise additional capital in the future, but the Company may not be able to obtain approval to issue capital stock of the Company and such capital may not be available when it is needed.

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

Pursuant to the Reserve Bank MOU, the Company is currently required to obtain prior written approval of the Reserve Bank before issuing additional shares of the Company’s capital stock. Even if the Company successfully obtains any required regulatory or shareholder approval, the Company’s ability to successfully raise capital will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Recent changes have created regulatory uncertainty.

Regulation of the financial services industry is undergoing major changes. The Dodd-Frank Act of 2010 significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than community institutions such as the Company, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

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

•

creates a new Consumer Financial Protection Bureau given rulemaking, examination and enforcement authority over consumer protection matters, imposes limits on debit card interchange fees that may be charged by card issuers with $10 billion or more in assets and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties; and

•

mandates and allows certain changes regarding corporate governance and executive compensation such as shareholder proxy access for publicly-traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements.

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

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards announced by the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. It is not yet known when the Basel III capital standards will be implemented by U.S. regulators or how they will be applied to community banks of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

In addition, we held $26 million of municipal bonds as of December 31, 2012. The current economic downturn has impacted the credit worthiness of a number of municipalities and some municipalities are struggling to meet financial obligations. We have certain municipal investment securities that are subject to credit risk if the municipalities are unable to meet their obligations. A continued or further decline in the economy could result in credit ratings downgrades for the municipalities that have issued the bonds held by us, which could negatively impact the value of the bonds. Although we believe the municipalities will be able to meet their obligations, there can be no certainty in this regard, and a significant decline in the value of these securities could have a material adverse effect on the Company’s results of operations.

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

As a community bank, our success depends greatly on the continued services of our senior management. Failure to attract, retain and motivate key employees could have an adverse effect on our results of operations, financial condition and prospects. In connection with the Company’s sale of preferred stock to the Treasury as part of its participation in the Capital Purchase Program, we agreed to abide by certain limitations on the compensation of certain executive officers. Congress may impose additional restrictions in the future. These restrictions may have an adverse effect on our ability to attract and retain executive talent.

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

We rely heavily on communications and information systems to conduct our business, including systems provided by third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems and deposit and other transaction processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, such failures, interruptions or security breaches may occur, and if they do occur, they may not be adequately addressed. The occurrence of any failures, interruptions or security breaches of information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Because we have less than 1,200 record holders of our common stock, we may elect to terminate our reporting obligations under the Securities Exchange Act. If we choose to do so, the price and liquidity of our common stock would likely decline.

As a result of the passage of the Jumpstart Our Business Startups Act (“JOBS Act”), the Company is eligible to voluntarily suspend our reporting obligations under the Securities Exchange Act, because we have fewer than 1,200 holders of record of our common shares. If we were to terminate our reporting obligations, we would no longer be required to file periodic reports, including financial information, proxy solicitation materials, or other information with the SEC. As a financial institution, our common stock would continue to be eligible to be quoted on the OTC Bulletin Board, so long as we continued to file certain financial information with the FDIC. The lack of publicly available information about the Company from SEC periodic reports, however, may have a negative effect on the liquidity, trading volume and trading prices of our common stock as well as our ability to raise future financing. The lack of publicly available information about the Company would also likely make it more difficult for affiliates of the Company to trade any restricted shares of the Company’s common stock.

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

We consider our facilities to be suitable and adequate for our current and immediate future purposes. As of December 31, 2012, the total net book value of the Company’s premises and equipment was $16.5 million.

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

Market Price of and Dividends on Issuer’s Common Equity

Common shares of Northwest Bancorporation, Inc. are traded over-the-counter under the symbol NBCT. At the close of business on December 31, 2012, there were 3,089,957 shares of common stock outstanding, held by approximately 556 shareholders of record, including shares held by 164 known beneficial shareholders by 25 nonaffiliated depositories. The Company has relied upon information received from those depositories in determining the number of beneficial holders.

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

	2012		2011
	High	Low	High	Low
First quarter	$8.00	$4.50	$4.90	$3.68
Second quarter	$7.50	$5.85	$5.00	$4.00
Third quarter	$6.75	$6.55	$4.65	$4.30
Fourth quarter	$6.74	$5.41	$5.00	$4.00

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

In order to conserve capital in the current uncertain economic environment, the Company’s Board of Directors determined that it was in the best interest of the Company and its shareholders not to declare a dividend on its common stock during 2012 and 2011 and not to declare the dividends payable during 2012 and 2011 on its Series A and Series B Preferred Stock. As of the date of this report, the Company has deferred 12 dividend payments on the CPP Stock. In addition, the Company has been deferring interest payments on the junior subordinated debentures underlying its trust preferred securities as permitted by the related indentures. As of December 31, 2012, the accumulated deferred interest that was accrued on the trust preferred securities was $356,594. During the period which the Company defers payments on its junior subordinated debentures, it is prohibited under the indentures from declaring or paying dividends on its capital stock. The Company is also prohibited from declaring or paying dividends on its common stock while dividends on its CPP Stock are in arrears. For the foreseeable future, the Company does not intend to declare and pay, or seek any and all regulatory or other approvals necessary to declare and pay, each scheduled dividend payment on the CPP Stock, because the Company intends to conserve capital in order to comply with the Reserve Bank MOU and FDIC MOU that are currently in place for the Company and the Bank, respectively. In March 2010, the Company agreed with the Federal Reserve Bank that the Company would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions. In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

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

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2012, is presented in the table below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,682	$ 13.75	218,939
Equity compensation plans not approved by security holders	-	-	-

	13,682	$ 13.75	218,939

Recent Sales of Unregistered securities

Not applicable.

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

Income Taxes

Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

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

The following discussion contains a review of Northwest Bancorporation, Inc.’s and its wholly-owned subsidiary, Inland Northwest Bank’s, consolidated operating results and financial condition for the year ended December 31, 2012. When warranted, comparisons are made to the same period in 2011. The discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K. All numbers, except per share data, are expressed in thousands of dollars, unless otherwise noted.

The following summary financial information is derived from the consolidated financial statements and other data of the Company for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	($ in thousands, except per share data)
Results of Operations:
Interest income	$16,949	$19,370
Interest expense	2,749	4,123

Net interest income	14,200	15,247
Provision for loan losses	1,600	6,874

Net interest income after provision for loan losses	12,600	8,373
Noninterest income	5,566	4,053
Noninterest expense	16,431	13,965

Income (loss) before income taxes	1,735	(1,539)
Income tax expense (benefit)	371	(793)

Net income (loss)	1,364	(746)
Preferred stock dividends and discount accretion, net	677	677

Net income (loss) applicable to common shares	$687	$(1,423)

Per Common Share Data:
Basic earnings (loss)	$0.22	$(0.46)
Diluted earnings (loss)	$0.22	$(0.46)
Book value	$8.74	$8.30

Selected Ratios:
Return on average assets	0.18%	-0.36%
Return on average equity	1.86%	-3.89%
Net interest margin	4.00%	4.29%
Efficiency ratio	83.13%	72.36%
Noninterest income to average assets	1.42%	1.03%
Noninterest expense to average assets	4.20%	3.57%
Ending shareholders’ equity to average assets	9.69%	9.29%
Nonperforming loans to gross loans	2.96%	3.64%
Allowance for loan losses to gross loans	1.94%	2.56%

Results of Operations

Earnings

The Company recognized net income applicable to common shares of $687 thousand for the year ended December 31, 2012, compared to a net loss applicable to common shares of $1.4 million in 2011. The return on average assets during 2012 was 0.18% compared to –0.36% in 2011, and the return on average equity during 2012 was 1.86% compared to –3.89% in 2011.

Earnings during 2012 compared to the prior year were favorably impacted by an increase in noninterest income and decreases in interest expense and the provision for loan losses. These improvements in operating results were partially offset by reductions in interest income and increased noninterest expenses. Details of changes in the various components of earnings are further discussed below.

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

	Year Ended December 31,
	2012			2011
	Average Balance	Interest Income or Expense (1)	Average Yield or Rate	Average Balance	Interest Income or Expense (1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2) (3)	$270,291	$14,911	5.52%	$277,571	$17,071	6.15%
Investment securities	74,379	1,997	2.68%	69,218	2,282	3.30%
Other interest earning assets	10,695	41	0.38%	8,511	17	0.20%

Total interest earning assets	355,365	16,949	4.77%	355,300	19,370	5.45%
Noninterest earning assets	36,015			36,361

Total assets	$391,380			$391,661

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	46,370	137	0.30%	39,820	214	0.54%
NOW accounts	66,444	562	0.85%	60,403	1,038	1.72%
Savings accounts	58,441	206	0.35%	53,825	343	0.64%
Time deposits	90,284	1,462	1.62%	115,236	2,185	1.90%

Total interest bearing deposits	261,539	2,367	0.91%	269,284	3,780	1.40%
Securities sold under repurchase agreements	-	-	0.00%	13	-	0.00%
Federal funds purchased and borrowed funds	7,408	269	3.63%	6,490	234	3.61%
Junior subordinated debentures	5,155	113	2.19%	5,155	109	2.11%

Total borrowed funds	12,563	382	3.04%	11,658	343	2.94%

Total interest bearing liabilities	274,102	2,749	1.00%	280,942	4,123	1.47%
Noninterest bearing deposits	74,714			69,500
Other noninterest bearing liabilities	5,536			4,637
Shareholders’ equity	37,028			36,582

Total liabilities and shareholders’ equity	$391,380			$391,661

Net interest income		$14,200			$15,247

Net interest spread			3.77%			3.98%

Net interest income to average earning assets (margin)			4.00%			4.29%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans and loans held for sale are included in average loan balances.
(3)	Loan fee income in the amount of $180 thousand and $426 thousand is included in loan interest income for 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, net interest income was $14.2 million and $15.2 million, respectively. This decrease in net interest income of $1.0 million, or 6.9%, resulted from interest income declining at a faster rate than interest expense as well as from decreases in, and changes in the mix of, interest earning assets and interest bearing liabilities. The net interest margin declined 29 basis points from 4.29% to 4.00% for the years ended December 31, 2011 and 2012, respectively.

Interest income fell $2.5 million, or 12.5%, during 2012 ending the year at $16.9 million compared to $19.4 million for 2011. The decrease in interest income is related to a change in the mix of interest earning assets and decreases in yields on loans and investments. Loans, the highest yielding component of earning assets, represented 76.1% of average earning assets in 2012, compared to 78.1% in 2011. The average yield on loans fell 63 basis points to 5.52% in 2012 from 6.15% in 2011. The reduction in loan yield combined with a $7.3 million, or 2.6%, decrease in average loan balances resulted in interest income on loans decreasing $2.2 million, or 12.7%. Average investment securities increased $5.2 million, or 7.5%, during 2012. The yield on investment securities decreased 62 basis points from 3.30% in 2011 to 2.68% in 2012. The decrease in yield on securities resulted in a reduction in investment income of $285 thousand, or 12.5%.

Interest expense was $2.7 million in 2012, representing a decrease of $1.4 million, or 33.3%, from the $4.1 million in interest expense for 2011. This improvement in interest expense was impacted by reductions in time deposit balances as well as reductions in rates paid on all interest bearing deposits, and was partially offset by increased balances in non-maturity deposit accounts and borrowed funds. Overall, the average cost of interest bearing deposits improved 49 basis points from 1.40% in 2011 to 0.91% in 2012.

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

	2012 over 2011				2011 over 2010
	Increase (Decrease) Due to Changes in				Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest and dividend income:
Loans receivable	$(448)	$(1,749)	$37	$(2,160)	$(1,907)	$(339)	$23	$(2,223)
Investment securities	170	(429)	(26)	(285)	1,156	(199)	(155)	802
Other interest earning assets	4	15	5	24	(11)	-	-	(11)

Total interest and dividend income	(274)	(2,163)	16	(2,421)	(762)	(538)	(132)	(1,432)

Interest expense:
Money market accounts	35	(96)	(16)	(77)	73	(132)	(33)	(92)
NOW accounts	104	(526)	(54)	(476)	140	(5)	(3)	132
Savings accounts	30	(156)	(11)	(137)	81	(126)	(26)	(71)
Time deposits	(474)	(323)	74	(723)	(922)	(1,125)	254	(1,793)
Borrowed funds	33	1	1	35	(96)	(26)	7	(115)
Junior subordinated debentures	-	4	-	4	-	(102)	-	(102)

Total interest expense	(272)	(1,096)	(6)	(1,374)	(724)	(1,516)	199	(2,041)

Net interest income	$(2)	$(1,067)	$22	$(1,047)	$(38)	$978	$(331)	$609

During 2012, the decreases in interest income were primarily attributable to decreases in yields on loans and investments and changes in the mix of interest earning assets with loan volume down and investment volume up. The decreases in interest income were partially offset by reductions in rates paid on interest bearing deposits and decreases in time deposit balances.

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

At December 31, 2012, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 1.0%, 1.8% and 3.0%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 0.8% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012, was considered remote given prevailing interest rate levels.

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. The 2012 provision for loan losses was $1.6 million, a substantial decrease from the $6.9 million expensed in 2011. The lower provision for loan losses is attributable to a $7.3 million decline in average loans receivable and improved credit quality of the loan portfolio. The provision for loan losses as a percentage of average outstanding loans was 0.59% and 2.48% in 2012 and 2011, respectively. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses.

Noninterest Income

Noninterest income in 2012 was $5.6 million, an increase of $1.5 million, or 37.3%, from 2011.

Service charge income on deposits declined $213 thousand, or 14.3%, in 2012 compared to 2011 primarily due to reduced income from overdraft and nonsufficient funds fees collected under the Bank’s overdraft privilege program, which decreased $200 thousand from 2011 to 2012.

Net gains from sale of loans totaled $1.6 million in 2012, representing an increase of $672 thousand, or 74.9%, from 2011. Gains from the sale of loans represent income from the origination and sale of residential mortgage loans, which are typically sold in the secondary mortgage market. This mortgage loan income increased as a result of a higher volume of homeowners refinancing their existing mortgages and purchasing new homes, which is partially attributable to the Bank adding two additional mortgage loan officers during 2012.

During 2012, the Company reported net gains on sales of securities totaling $380 thousand compared to $264 thousand in 2011.

Other noninterest income was $2.3 million in 2012, compared to $1.4 million in 2011, representing an increase of $939 thousand, or 66.9%. This increase is primarily attributable to higher operating income generated from foreclosed real estate properties totaling $748 thousand in addition to higher debit and credit card income totaling $159 thousand.

Noninterest Expense

Noninterest expense increased from $14.0 million in 2011 to $16.4 million in 2012, representing an increase of $2.5 million, or 17.7%. The increase in noninterest expense from 2011 to 2012 was primarily a result of increased net losses on foreclosed real estate and higher costs related to operating, maintaining or selling foreclosed real estate properties.

Salaries and employee benefits in 2012 increased 4.7%, or $303 thousand, compared to 2011. Full-time employee equivalents (“FTEs”) shrunk 2.6% from 114 FTEs at the end of 2011 to 111 FTEs at the end of 2012. Most of the FTE reduction occurred during the fourth quarter of 2012, so savings from the reduction will not be fully realized until 2013. Mortgage loan officer commissions increased $194 thousand, or 52.4%, year over year, which is attributable to the increase in gains on sales of mortgage loans. Salaries, incentive, employee benefits and stock compensation costs also increased during the year. However, these increases were partially offset by an increase of $221 thousand in loan origination fee salary credits.

Occupancy and equipment expense was $24 thousand, or 1.8%, lower in 2012 compared to 2011. The decrease is attributable to $56 thousand in lower rental expense for bank premises, partially offset by $33 thousand in higher outsourced computer maintenance costs.

Depreciation and amortization expense decreased $23 thousand, or 1.9%, during 2012 as a result of older assets becoming fully depreciated.

Advertising and promotion expense for 2012 increased $12 thousand, or 4.0%, compared to 2011 primarily due to higher business development costs associated with increased loan and deposit production.

Net losses on foreclosed real estate and other property owned were $1.2 million in 2012, compared to $355 thousand in 2011. During 2012, the net loss on foreclosed real estate and other property owned included net losses from property sales of $43 thousand and foreclosed real estate valuation allowance provisions of $1.2 million. During 2011, the net loss on foreclosed real estate and other property owned included net gains from property sales of $391 thousand, offset by valuation allowance provisions of $646 thousand on foreclosed real estate and $100 thousand on other property owned.

FDIC assessments decreased $80 thousand, or 13.9%, in 2012 compared to 2011. This reduction in assessments was the result of the FDIC changing its assessment method from a deposit-based assessment to an asset-based assessment in April 2011.

Other noninterest expense increased $1.4 million, or 37.2%, in 2012 compared to 2011. The largest contributor to the year-over-year increase was higher costs related to operating, maintaining or selling foreclosed real estate properties. Aggregate total expense in this category for 2012 was $764 thousand, with this expense mostly offset by an increase in income generated by these properties. Other significant year-over-year cost increases in other noninterest expense included: noninterest loan and deposit account costs, which increased $113 thousand; software expense, which increased $99 thousand; legal fees, which increased $125 thousand; director compensation and other costs, which increased $85 thousand; appraisal costs related to new and existing loans, which increased $43 thousand; and office supply costs, which increased $39 thousand. These increases in other noninterest expense were partially offset by a decrease of $114 thousand in costs related to properties securing nonaccrual loans. Other nonrecurring costs included in noninterest expense during 2012 included $150 thousand in accrued costs associated with estimated regulatory compliance restitution and/or penalties and $81 thousand in fees incurred for the prepayment of $557 thousand in FHLB advances that carried a weighted average rate of 5.16% and a weighted average maturity of 6 years.

Income Taxes

For the year ended December 31, 2012, the Company recorded income tax expense of $371 thousand compared to an income tax benefit of $793 thousand in 2011, reflecting the Company’s return to profitability in 2012.

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.4%. The ratio of tax expense (benefit) to the net income (loss) before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense (benefit) at the statutory rates and actual tax expense (benefit) were as follows for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in thousands)
Federal income tax at statutory rate	$585	$(524)
Effect of tax-exempt interest income	(243)	(246)
Effect of nondeductible interest expense	9	13
Effect of other nondeductible expenses	16	14
Effect of state income taxes	-	(34)
Other	4	(16)

Income tax expense (benefit)	$371	$(793)

Preferred Stock Dividends and Discount Accretion

In connection with preferred stock issued to the Treasury under the Capital Purchase Program in February 2009, the Company accrued preferred stock dividends and accreted the related net discount in the amount of $677 thousand during both years ending December 31, 2012 and 2011. As of the date of this report, the Company has deferred 12 dividend payments on the CPP Stock.

Financial Condition

Total assets at December 31, 2012, were $398.9 million, an increase of $13.2 million, or 3.4%, when compared to total assets of $385.7 million at December 31, 2011. Total earning assets, which are comprised of loans, investment securities, FHLB stock, interest bearing deposits, averaged $355.4 million in 2012, compared to $355.3 million in 2011. Earning assets serve as the primary revenue source for the Company.

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

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in thousands)
U.S. government agency securities	$5,140	$5,177	$6,735	$6,802
State and municipal securities	24,688	26,243	23,529	25,054
Corporate debt obligations	11,886	12,442	11,909	11,751
SBA participation certificates	11,461	11,920	8,756	8,950
Mortgage backed securities	4,970	5,073	4,284	4,397
Collateralized mortgage obligations	12,646	12,701	9,201	9,296

	$70,791	$73,556	$64,414	$66,250

As of December 31, 2012, the Bank had $73.6 million in securities classified as available for sale, which represents an increase of $7.3 million, or 11.0%, from December 31, 2011. Activity in the securities portfolio during 2012 included $26.8 million in purchases, $7.7 million in called and matured securities, principal paydowns of $5.3 million, amortization of net purchase price premiums of $1.1 million, and $6.4 million in securities sold. As of December 31, 2012, the securities portfolio included a net unrealized gain of $2.8 million, representing an improvement of $929 thousand, or 50.6%, from December 31, 2011. With the exception of corporate bonds with a fair value of $12.4 million, all securities as of December 31, 2012, are fully insured by or are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments. At December 31, 2012, there were no securities issued by a single issuer (other than U.S. government or government-sponsored enterprise securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The following table sets forth the distribution of contractual maturities, excluding periodic principal payments, and the weighted average yields of available for sale securities, based on amortized cost, at December 31, 2012. Actual maturities will differ from contractual maturities, because issuers may have the right to call or prepay obligations. Weighted average yields are not presented on a tax equivalent basis.

	Within one year		After one but within five years		After five but within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	($ in thousands)
U.S. government agency securities	$-	0.00%	$-	0.00%	$3,636	2.89%	$1,504	4.29%	$5,140	3.30%
State and municipal securities	429	3.73%	7,896	2.67%	9,621	3.82%	6,742	4.49%	24,688	3.64%
Corporate debt obligations	-	0.00%	8,539	3.63%	3,097	4.19%	250	4.37%	11,886	3.80%
SBA participation certificates	-	0.00%	-	0.00%	-	0.00%	11,461	3.31%	11,461	3.31%
Mortgage backed securities	-	0.00%	-	0.00%	837	1.84%	4,133	1.67%	4,970	1.69%
Collateralized mortgage obligations	-	0.00%	-	0.00%	918	0.89%	11,728	1.59%	12,646	1.53%

	$429	3.73%	$16,435	3.17%	$18,109	3.46%	$35,818	2.83%	$70,791	3.07%

Loans

At December 31, 2012, the Bank reported $271.7 million in gross loans receivable, an increase of $5.9 million, or 2.2%, compared to December 31, 2011. This increase is a result of organic growth realized within the Bank’s primary market, reflecting efforts to pursue lending relationships with creditworthy customers despite continued weak loan demand in our market place during 2012 and 2011. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain very high, and real estate and other asset prices have declined appreciably.

The following table presents the composition of the loan portfolio for the periods indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$152,734	56.2%	$142,465	53.6%	$150,373	53.4%	$149,970	46.6%	$159,839	47.0%
Construction and land development	21,923	8.1%	31,381	11.8%	40,145	14.2%	72,076	22.4%	72,815	21.4%
Residential	26,641	9.8%	32,180	12.1%	35,061	12.4%	33,227	10.3%	29,853	8.8%
Commercial and industrial	63,678	23.4%	53,224	20.0%	47,345	16.8%	55,917	17.4%	65,590	19.3%
Consumer	6,742	2.5%	6,553	2.5%	9,026	3.2%	10,688	3.3%	11,891	3.5%

Total gross loans	271,718	100.0%	265,803	100.0%	281,950	100.0%	321,878	100.0%	339,988	100.0%

Allowance for loan losses	(5,260)		(6,816)		(6,918)		(7,082)		(4,737)
Net deferred loan fees	(380)		(401)		(616)		(643)		(946)

Total loans, net	$266,078		$258,586		$274,416		$314,153		$334,305

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

Real Estate Loans.    Real estate loans are generally collateralized by real property located within the Bank’s market area and are made primarily for the purpose of purchasing, refinancing and constructing 1-4 family, multifamily and commercial properties, and for the acquisition and development of land for the purpose of providing residential and commercial lots for sale. Real estate loans also include consumer home equity loans and lines of credit. Because a significant portion of real estate loans are secured by properties located in Spokane County, Washington and Kootenai County, Idaho, declines in these local economies and in real estate values have had a significant effect on the collectability of our real estate loans and on the level of allowance for loan losses determined to be necessary.

Total real estate loans decreased $4.7 million, or 2.3%, during 2012 and comprise 74.1% of the loan portfolio. Included in real estate loans are commercial real estate loans, which increased $10.3 million (7.2%). This increase in commercial real estate loans was more than offset by decreases in construction and land development loans, which decreased $9.5 million (30.1%), and residential real estate loans, which decreased $5.5 million (17.2%). In response to the continuing weak economy, the Bank has implemented more stringent lending practices and is limiting new loans for land development, speculative construction and non-owner occupied commercial real estate. The Bank’s primary focus for the commercial real estate portfolio has been growth in loans secured by owner occupied properties. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Consequently, these loans must undergo a similar analysis and underwriting process as that of a commercial and industrial loan, in addition to a real estate analysis.

The Bank also originates long-term conventional residential real estate loans which typically conform to secondary market requirements and are originated with a commitment from a correspondent financial institution to purchase the loan within 30 days of closing. Such loans are classified as loans held for sale in the Company’s consolidated financial statements. At December 31, 2012 and 2011, loans held for sale totaled $6.5 million and $2.7 million, respectively.

Commercial and Industrial Loans.    The commercial and industrial loan segment comprised 23.4% of the loan portfolio at December 31, 2012, representing an increase of $10.5 million, or 19.6%, during the year. Commercial and industrial loans include both secured and unsecured loans for working capital, expansion, and other business purposes. The Bank also makes term commercial loans secured by real estate, which are categorized as real estate loans. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. The Bank’s underwriting standards require a verifiable primary and secondary source of repayment, a reasonable expectation of future profitability based on historical earnings and future projections, and personal guarantees when appropriate. Commercial loans are a major focus of the Bank’s lending activities as they have lower historical net charge-off ratios and generally provide greater yields and more frequent re-pricing than other types of loans.

Consumer.    The consumer loan segment accounted for 2.5% of the loan portfolio at December 31, 2012, representing an increase of $189 thousand, or 2.9%, during the year. Consumer loans include vehicle loans, boat and other recreational vehicle financing, and other secured and unsecured personal loans and lines of credit. Consumer loans are generally smaller in amount and are often either unsecured or secured by rapidly depreciable assets. Consumer delinquencies are sensitive to job loss, illness and other personal factors. The Bank attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss.

Maturities and Sensitivities of Loans to Changes in Interest Rates.    The table below presents the maturity distribution and interest rate structure for loans outstanding as of December 31, 2012. The dollar amounts of loans maturing are based on their contractual terms to maturity and do not include scheduled payments or potential prepayments.

	Within one year	One to five years	Over five years	Total
	($ in thousands)
By loan type:
Commercial real estate	$32,785	$35,847	$84,102	$152,734
Construction and land development	17,034	3,903	986	21,923
Residential real estate	5,888	8,595	12,158	26,641
Commercial and industrial	33,677	21,653	8,348	63,678
Consumer	2,353	1,843	2,546	6,742

	$91,737	$71,841	$108,140	$271,718

By interest rate structure:
Fixed rate loans	$37,578	$54,875	$10,362	$102,815
Variable rate loans	54,159	16,966	97,778	168,903

	$91,737	$71,841	$108,140	$271,718

Nonperforming Assets.    Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	December 31,
	2012	2011	2010	2009	2008
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,324	$3,870	$8,661	$3,191	$2,570
Construction and land development	1,227	3,953	2,613	7,845	10,493
Residential real estate	290	1,758	1,362	190	876
Commercial and industrial	169	50	21	434	2,048
Consumer	34	43	56	16	43
Loans past due 90 days or more and accruing interest	-	-	-	-	1,081

Total nonperforming loans	8,044	9,674	12,713	11,676	17,111
Foreclosed real estate	4,430	4,459	3,963	3,672	1,702

Total nonperforming assets	$12,474	$14,133	$16,676	$15,348	$18,813

Ratio of nonperforming assets to:
Total loans and foreclosed assets	4.5%	5.2%	5.8%	4.7%	5.5%
Total assets	3.1%	3.7%	4.2%	3.9%	4.7%

At December 31, 2012, nonperforming assets were $12.5 million, representing a decrease of $1.7 million, or 11.7%, from December 31, 2011. Nonperforming assets as a percentage of total assets were 3.1% and 3.7% at December 31, 2012 and 2011, respectively. In general, the level of nonperforming assets in recent years is reflective of the weaker economic conditions, which began in the latter part of 2008.

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

At December 31, 2012, the Bank had twelve nonaccrual loans totaling $8.0 million compared to eighteen nonaccrual loans totaling $9.7 million at December 31, 2011, representing a decrease of $1.7 million, or 16.8%. This decrease was mainly comprised of $2.7 million in construction and land development loans and $1.5 million in residential real estate loans and was partially offset by an increase of $2.5 million in commercial real estate loans.

All of the Bank’s nonaccrual loans are in the process of collection or under some form of a negotiated agreement for repayment of the debt and are supported by liens on collateral that mitigates the risk of loss. Whenever management determines that a collateral position is weak or insufficient to reasonably protect the Bank from loss, the loan balance is written down with a partial charge-off to a level where collateral protection is deemed adequate. If the customer has identifiable sources of repayment and is working on a repayment plan, a partial charge-off may be deferred and the amount of the exposure set aside in a specific reserve. If nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $412 thousand in 2012 and $413 thousand in 2011 would have been recognized.

Seven of the nonaccrual loans totaling $4.7 million, or 59.0% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules or liquidation plans. One loan, totaling $1.7 million, is more than 30 days past due and is in the process of foreclosure. The remaining nonaccrual loans, totaling $3.0 million, are either in the process of foreclosure, liquidation or repossession, are the subject of negotiations for a workout or forbearance agreement, or are currently in litigation. If a nonaccrual loan performs under the agreed terms for a period of at least six months, and if the borrower can establish a reliable source of future repayment, the loan may be considered for return to accrual. In several cases, repayment plans include the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value.

Foreclosed real estate represents real property acquired as the result of borrowers defaulting on loans and is recorded at estimated fair value, less estimated selling costs, at the time of foreclosure. Impairments, if any, identified at the time of foreclosure are charged against the allowance for loan losses. Foreclosed properties are appraised as deemed necessary due to market fluctuations or as required by applicable regulations. Additional identified impairments resulting from declines in value subsequent to foreclosure are included in other noninterest expense along with other expenses related to maintaining the properties.

Foreclosed real estate totaled $4.4 million at December 31, 2012, representing a decrease of $29 thousand, or 0.7%, from the amount reported at December 31, 2011. The three foreclosed real estate properties with the largest balances include a motel, commercial real estate, and undeveloped land located in Kootenai and Shoshone counties of Idaho, with an aggregate total value of $3.2 million. The motel was sold in January 2013, reducing the balance of foreclosed real estate by $1.5 million. The remaining foreclosed real estate properties consist of seven commercial and residential properties. Most of the properties are listed for sale under a marketing plan intended to liquidate the assets in a responsible and timely manner.

Impaired Loans.    At December 31, 2012 and 2011, the Bank had $14.6 million and $30.4 million in impaired loans having valuation allowances of $757 thousand and $2.6 million, respectively. A loan is considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impaired loans are generally measured based upon the present value of future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Restructured Loans.    Restructured loans, also known as troubled debt restructurings, are those for which, due to a borrower’s financial difficulties, the Bank grants a concession in loan terms or conditions that it would not otherwise consider or that would not otherwise be available to the borrower. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each loan, and the interest rate at the time of restructure was at or above market for a comparable loan. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The following table presents a summary of restructured loans:

	December 31, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
Real estate:	($ in thousands)
Commercial	$4,926	$3,169	$8,095	$9,684	$1,939	$11,623
Construction and land development	-	44	44	-	2,957	2,957
Residential	-	-	-	-	815	815
Commercial and industrial	508	-	508	535	-	535

	$5,434	$3,213	$8,647	$10,219	$5,711	$15,930

Restructured loans decreased from $15.9 million at December 31, 2011, to $8.6 million at December 31, 2012. Many of the restructured loan agreements grant a period of interest-only payments without imposing other significant consequences. The Bank enters into workout agreements with the intention of improving or protecting the Bank’s opportunity for successful liquidation of the asset. As of December 31, 2012, four restructured loans totaling $3.5 million were 30 or more days past due with their payments. One of these four restructured loans, with a total balance of $1.7 million, is in process of foreclosure. A second loan, with a total balance of $1.5 million, is in the hands of a receiver with a plan for liquidation. Collection efforts for the remaining two loans, with an aggregate total balance of $327 thousand, are being aggressively pursued. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $1.8 million and $2.1 million as of December 31, 2012 and 2011, respectively. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral and/or cash flow support. The A/B note balances as of December 31, 2012 and 2011, are comprised of A note balances only.

Potential Problem Loans.    Management has identified potential problem loans totaling $16.9 million as of December 31, 2012, compared to $30.3 million as of December 31, 2011. These loans have been internally classified as special mention or substandard, yet are not currently impaired or on nonaccrual status. Management has identified potential credit problems with these loans, which, in the future, may result in a borrower’s noncompliance with current loan repayment terms. Management believes the allowance for loan losses is adequate to cover probable credit losses in the loan portfolio.

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

As of December 31, 2012, the allowance for loan losses was $5.3 million, a decrease of $1.6 million, or 22.8%, from December 31, 2011. The decrease in the allowance for loan losses is principally attributable to net charge-offs exceeding the amount that was provisioned for loan losses during 2012. The allowance for loan losses represented 1.9% and 2.6% of gross loans outstanding as of December 31, 2012 and December 31, 2011, respectively.

The following table provides a summary of activity in the allowance for loan losses and an analysis of losses by loan type during each of the last five years:

	2012	2011	2010	2009	2008
	( in thousands)
Balance of allowance for loan losses, beginning of year	$6,816	$6,918	$7,082	$4,737	$2,711
Loan charge-offs:
Real estate	(3,306)	(6,609)	(2,616)	(3,061)	(1,465)
Commercial and industrial	(787)	(315)	(433)	(2,038)	(361)
Consumer	(83)	(97)	(174)	(86)	(131)

Total charge-offs	(4,176)	(7,021)	(3,223)	(5,185)	(1,957)
Recoveries of previous loan losses:
Real estate	913	26	65	13	21
Commercial and industrial	60	15	27	165	-
Consumer	47	4	17	5	7

Total recoveries	1,020	45	109	183	28

Net charge-offs	(3,156)	(6,976)	(3,114)	(5,002)	(1,929)
Provision for loan losses	1,600	6,874	2,950	7,347	3,955

Balance of allowance for loan losses, end of year	$5,260	$6,816	$6,918	$7,082	$4,737

Ratios at end of year:
Net charge-offs to average gross loans	1.17%	2.51%	1.49%	0.61%	0.09%
Allowance for loan losses to gross loans	1.94%	2.56%	2.45%	2.08%	1.70%
Allowance for loan losses to nonperforming loans	65.39%	70.46%	59.25%	27.68%	495.61%

Net charge-offs in 2012 were $3.2 million, compared to net charge-offs of $7.0 million reported in 2011. Net charge-offs represented 1.17% and 2.51% of average loans outstanding in 2012 and 2011, respectively. The majority of net loan charge-offs in 2012 were due to losses related to real estate loans, which accounted for 76% of net charge-offs; commercial and industrial loans accounted for 23% of net charge-offs. In 2011, real estate loans accounted for 94% of net charge-offs, and commercial and industrial loans accounted for 4% of net charge-offs. Charge-offs of real estate loans are detailed as follows for the years ended December 31:

	2012	2011
Commercial real estate	$1,816	$2,546
Construction and land development	321	3,282
Residential real estate	1,169	781

	$3,306	$6,609

Total real estate loan charge-offs of $3.3 million in 2012 were related to 25 different borrowers. Total real estate loan charge-offs of $6.6 million in 2011 were related to 26 different borrowers. Included in the total for 2011 was one large real estate secured land development loan that became impaired in 2011, and the Bank charged off $2.5 million of the loan balance. In 2012, $865 thousand of the amount previously charged off was recovered and credited to the allowance for loan losses.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of total loans in each category to total loans as of December 31:

	2012		2011		2010		2009		2008
	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans	Amount	Percent of Loans
Real estate:	($ in thousands)
Commercial	$2,361	56.2%	$3,135	53.6%	$2,779	53.4%	$1,269	46.6%	$1,437	46.6%
Construction and land development	710	8.1%	1,304	11.8%	1,341	14.2%	1,761	22.4%	1,293	22.4%
Residential	959	9.8%	1,274	12.1%	1,081	12.4%	604	10.3%	223	10.3%
Commercial and industrial	839	23.4%	751	20.0%	1,162	16.8%	2,660	17.4%	1,448	17.4%
Consumer	82	2.5%	140	2.5%	347	3.2%	133	3.3%	179	3.3%
Unallocated	308	n/a	212	n/a	208	n/a	655	n/a	157	n/a

	$5,259	100.0%	$6,816	100.0%	$6,918	100.0%	$7,082	100.0%	$4,737	100.0%

Premises and Equipment

Net premises and equipment was $16.5 million at December 31, 2012, representing an increase of $23 thousand from 2011. The increase is a result of net fixed asset purchases primarily related to the remodel of the Bank’s downtown branch which was completed in December 2012. The asset purchases were mostly offset by depreciation and amortization totaling $1.2 million during 2012.

Deferred Tax Asset

At December 31, 2012, the Company had recorded a net deferred tax liability of $253 thousand, which compared to a net deferred tax asset of $433 thousand at December 31, 2011. The change in deferred taxes during 2012 primarily resulted from a decrease in the deferred tax asset related to temporary differences in the allowance for loan losses and from an improvement in the fair value of available for sale securities.

The most significant component in the calculation of net deferred tax assets relates to the provision for loan losses. For tax purposes and to simplify disclosure, loan losses can be expensed as they are incurred; for financial statement purposes, however, an expense is recorded in anticipation of future loan losses and funded to the allowance for loan losses. From inception and through the end of 2012, the Bank has expensed significantly more to the allowance for loan losses than the IRS allows as a deduction for tax purposes. The tax benefit that the Bank would realize if, in fact, actual losses were equal to the amount that it has expensed for financial statement purposes is $765 thousand. Offsetting that tax asset, the Company has recorded accelerated depreciation as permitted by the IRS and has thereby reduced the amount of taxes that it has had to pay. Over time, and assuming no changes to Company assets, financial statement depreciation and tax depreciation are expected to offset each other and the Company expects to pay the taxes that the IRS has previously allowed to be deferred; the Company has recognized the difference as a liability in the amount of $1.3 million. Other tax asset and tax liability balances are detailed in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its net deferred tax asset due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to ongoing weakness in the economy and its effect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of December 31, 2012.

Deposits

The Bank offers traditional deposit products that include noninterest bearing demand, money market, NOW, savings, and time deposit accounts. Deposits are the Bank’s primary source of funding and are predominantly provided by individuals and businesses within our primary market area.

As of December 31, 2012, the Bank reported $333.1 million in total deposits, which represents an increase of $1.0 million, or 0.3%, from the $332.1 million in deposits reported as of December 31, 2011. The levels and mix of deposits are influenced by such factors as interest rates paid, service charges, customer service and the convenience of banking locations. Competition for deposits from other financial institutions in our market is strong, which affects the availability and pricing of deposits. The composition of deposits as of December 31, 2012 and 2011 is summarized in the following table:

	2012		2011
	Amount	Percent	Amount	Percent
	($ in thousands)
Noninterest bearing demand deposits	$77,853	23.4%	$64,982	19.6%
Interest bearing demand deposits:
Money market	52,262	15.7%	40,388	12.2%
NOW accounts	68,175	20.5%	69,818	21.0%
Savings deposits	55,475	16.6%	58,505	17.6%
Time deposits	79,339	23.8%	98,441	29.6%

	$333,104	100.0%	$332,134	100.0%

Noninterest bearing demand deposits increased $12.9 million and other interest bearing deposits increased $7.2 million, whereas time deposits decreased $19.1 million. About $5 million of the increase in noninterest bearing demand deposits is attributable to one depositor whose funds are not expected to remain on deposit long-term. Included in time deposits are brokered time deposits and time deposits obtained through a national listing service, which together decreased $7.3 million, or 38.2%, during the year. Management elected not to renew these time deposits at maturity, because the funds were not needed for loan growth. Other time deposits decreased $11.8 million, or 14.9%, which reflects management’s decision to allow maturing higher priced time deposits to migrate off the balance sheet or into non-maturity deposit accounts after determining that the Bank had more than adequate liquidity levels.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $20.1 million, or 8.6%, during 2012 and represented 76.2% and 70.4% of total deposits as of December 31, 2012 and 2011, respectively.

Overall deposit growth continues to be positively impacted by general adverse economic conditions that have encouraged consumers to become more defensive by saving a greater percentage of their income, as well as spreading their deposit balances to multiple financial institutions to ensure their balances are insured by the FDIC.

The composition of average deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table:

	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
	($ in thousands)
Noninterest bearing demand deposits	$74,714	0.00%	$69,500	0.00%
Interest bearing demand deposits:
Money market accounts	46,370	0.30%	39,820	0.54%
NOW accounts	66,444	0.85%	60,403	1.72%
Savings accounts	58,441	0.35%	53,825	0.64%
Time deposits	90,284	1.62%	115,236	1.90%

	$336,253	0.70%	$338,784	1.12%

Management strives to remain competitive on deposit rates while balancing the need to control the overall cost of deposits and to maintain adequate deposit levels. Compared to 2011, the Bank was successful in reducing the average cost of deposits by 42 basis points, or 37.3%, for the year ended December 31, 2012. The decrease in average cost of deposits during 2012 was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market rates and decreases in renewal interest rates on maturing time deposits given the current low interest rate environment. Additionally, the relative proportion of time deposits to total average interest bearing deposits decreased from 42.8% in 2011 to 34.5% in 2012.

The total value of time deposits with balances of $100 thousand or more was $38.0 million, representing 11.4% of the deposit portfolio as of December 31, 2012. The distribution of maturities for time deposits over $100 thousand as of December 31, 2012, is provided in the following table:

Amount
($ in thousands)
Less than 3 months	$7,253
3 months to 6 months	1,594
6 months to 1 year	8,832
Over 1 year	20,342

$38,021

Borrowings

Borrowings provide an additional source of funding for the Company. At December 31, 2012 and 2011, borrowings and the related weighted average interest rate were as follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	($ in thousands)
Federal funds purchased	$1,255	0.50%	$-	0.00%
Federal Home Loan Bank advances	7,336	1.51%	7,473	2.46%
Junior subordinated debentures	5,155	2.01%	5,155	2.26%
Capital lease obligation	564	7.00%	579	7.00%

	$14,310		$13,207

The $1.1 million increase in borrowings is primarily the result of a temporary increase in federal funds purchased at the end of 2012. FHLB advances decreased from $7.5 million as of December 31, 2011 to $7.3 million as of December 31, 2012. In November 2012, the Bank prepaid $557 thousand in FHLB advances that carried a weighted average rate of 5.16% and a weighted average maturity of 6 years. Also in November 2012, the Bank restructured $5.3 million in FHLB advances, which reduced the weighted average rate by 35 basis points and increased the weighted average maturity by 18 months. Additional information regarding the terms of borrowings is included in the notes to consolidated financial statements included in Item 8 of this Form 10-K. There were no short-term borrowings for which the average balance outstanding during 2012 or 2011 exceeded 30% of ending shareholders’ equity.

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

Shareholders’ equity was $37.9 million at December 31, 2012, compared with $36.4 million at December 31, 2011. The $1.5 million increase in shareholders’ equity is attributable to net income of $1.4 million and to a $613 thousand increase in the amount of net unrealized gain on investment securities, offset by $572 thousand in accrued preferred stock dividends. Shareholders’ equity as a percent of total assets increased from 9.4% at December 31, 2011, to 9.5% at December 31, 2012.

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

			Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	December 31,
	2012	2011
Leverage:
Company	10.3%	10.3%	4.0%	n/a
Bank	10.5%	10.2%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.4%	12.4%	4.0%	n/a
Bank	12.4%	12.2%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	13.6%	13.6%	8.0%	n/a
Bank	13.7%	13.4%	8.0%	10.0%

All of the capital ratios disclosed above for the Company and the Bank exceeded regulatory minimum capital requirements, and at December 31, 2012, the Bank was deemed to be “well capitalized,” which is the FDIC’s highest capital rating. Further information regarding actual and required capital ratios is provided in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

In March 2010, the Company agreed with the Federal Reserve Bank that the Company would, among other things, support the Bank’s compliance with the Bank’s obligations to the FDIC and WDFI by not receiving dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval of the Federal Reserve Bank. The Company further agreed that it would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10.0%; this agreement was amended in October 2012 to lower the minimum required leverage ratio to 9.5%. As of December 31, 2012, the Bank’s leverage ratio was 10.5%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

In February 2009, the Company received $10.5 million in proceeds from the issuance and sale of 10,500 shares of Series A Preferred Stock and 525 shares of Series B Preferred Stock to the Treasury under the Capital Purchase Program. From these proceeds, the Company invested $7 million in the Bank, paid off a $2.9 million note payable, and retained the remainder for operating cash.

The Bank did not pay any cash dividends to the Company during 2012 and 2011. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. As a result of current restrictions that prevent the Bank from paying dividends to the Company, the Company has been deferring the payment of interest on its trust preferred debentures and the payment of dividends on its preferred stock.

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

The Company declared no dividends in 2012 or 2011, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program, the terms of its outstanding preferred stock and certain contractual obligations. The Company is prohibited from paying dividends on its common stock unless the Company has fully paid all required dividends on the CPP Stock. Our ability to repurchase shares of our common stock and preferred stock is also restricted under the terms of the CPP Stock. As long as any shares of the CPP Stock continue to be held by a third party, the Company will be prohibited under the terms of the CPP Stock from paying dividends on our common stock or any shares of capital stock that rank equal to or junior to the Company’s CPP Stock if the Company is not current in our payment of dividends on our CPP Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the CPP Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the CPP Stock and all parity stock payable on such a scheduled dividend payment date bear to each other. For the foreseeable future, the Company does not intend to declare and pay, or seek any and all regulatory or other approvals necessary to declare and pay, each scheduled dividend payment on the CPP Stock or on the Company’s common stock, because the Company intends to conserve capital in order to comply with the Reserve Bank MOU and FDIC MOU that are currently in place for the Company and the Bank, respectively.

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

At December 31, 2012, the Bank had issued commitments to extend credit of $86.1 million and standby letters of credit of $1.6 million. The following table sets forth the length of time until maturity for credit commitments at December 31, 2012:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Unused commitments to extend credit	$43,424	$16,048	$6,409	$20,233	$86,114
Standby letters of credit	1,601	-	-	-	1,601

	$45,025	$16,048	$6,409	$20,233	$87,715

Contractual Obligations

The table below presents, as of December 31, 2012, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date. With the exception of operating lease obligations, these contractual obligations are included in the consolidated statements of financial condition. Payment amounts represent the amounts contractually due to the recipient but do not include interest.

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	($ in thousands)
Time deposits	$39,516	$31,696	$8,127	$-	$79,339
Federal funds purchased	1,255	-	-	-	1,255
FHLB advances	400	800	2,946	3,190	7,336
Junior subordinated debentures	-	-	-	5,155	5,155
Operating lease obligations	560	1,157	1,227	1,512	4,456
Salary continuation agreements (1)	258	240	208	588	1,294
Spokane Public Facilities District (2)	150	300	-	-	450
Capital lease obligation	15	33	76	440	564

	$42,154	$34,226	$12,584	$10,885	$99,849

(1)	Amounts represent total future potential payouts assuming all current participants become fully vested.
(2)	Contract for naming rights to the INB Performing Arts Center.

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

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At December 31, 2012, the Bank’s available borrowing capacity includes approximately $13.7 million in federal funds lines with various correspondent banks and $60.4 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the notes to consolidated financial statements included in Item 8 of this Form 10-K.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. As previously noted, the Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During the years ended December 31, 2012 and 2011, the Company did not receive any dividends from the Bank.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Northwest Bancorporation, Inc. and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated statements of financial condition of Northwest Bancorporation, Inc. and subsidiary, Inland Northwest Bank (Company), as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the two years ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Bancorporation, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the two years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Spokane, Washington

March 18, 2013

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
A S S E T S
Cash and due from banks	$19,983,856	$13,510,519
Interest bearing deposits	5,438	13,774,264
Time deposits held for investment	3,140,000	-
Securities available for sale, at fair value	73,556,381	66,250,141
Federal Home Loan Bank stock, at cost	1,238,600	1,261,000
Loans receivable, net of allowance for loan losses of $5,260,444 and $6,816,391	266,077,839	258,586,232
Loans held for sale	6,484,105	2,727,644
Premises and equipment, net	16,455,405	16,432,227
Accrued interest receivable	1,420,477	1,456,321
Foreclosed real estate	4,430,042	4,458,975
Bank owned life insurance	4,038,394	3,915,776
Other assets	2,038,542	3,359,881

TOTAL ASSETS	$398,869,079	$385,732,980

L I A B I L I T I E S
Deposits	$333,104,243	$332,133,821
Accrued interest payable	640,052	507,312
Federal funds purchased	1,254,796	-
Borrowed funds	13,055,507	13,206,779
Other liabilities	12,898,732	3,485,924

Total liabilities	360,953,330	349,333,836

S H A R E H O L D E R S’ E Q U I T Y

Preferred stock—Series A Cumulative Perpetual; $1,000 liquidation value; 10,500 shares authorized and issued	10,367,022	10,248,819
Preferred stock—Series B Cumulative Perpetual; $1,000 liquidation value; 525 shares authorized and issued	539,853	553,056
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 3,089,957 and 3,084,548 shares	26,096,105	25,984,339
Accumulated deficit	(912,139)	(1,598,902)
Accumulated other comprehensive income	1,824,908	1,211,832

Total shareholders’ equity	37,915,749	36,399,144

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$398,869,079	$385,732,980

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Interest and dividend income:
Loans receivable, including fees	$14,910,543	$17,071,350
Investment securities	1,996,906	2,281,862
Other	41,268	17,316

Total interest and dividend income	16,948,717	19,370,528

Interest expense:
Deposits	2,367,136	3,780,573
Borrowed funds	382,167	342,798

Total interest expense	2,749,303	4,123,371

Net interest income	14,199,414	15,247,157
Provision for loan losses	1,600,000	6,874,000

Net interest income after provision for loan losses	12,599,414	8,373,157

Noninterest income:
Service charges on deposits	1,275,686	1,488,830
Gains from sale of loans, net	1,568,593	896,812
Gain on investment securities, net	379,771	263,832
Other noninterest income	2,342,353	1,403,097

Total noninterest income	5,566,403	4,052,571

Noninterest expense:
Salaries and employee benefits	6,781,215	6,478,021
Occupancy and equipment	1,302,893	1,326,737
Depreciation and amortization	1,177,498	1,200,804
Advertising and promotion	315,074	302,973
FDIC assessments	499,655	580,123
Loss on foreclosed real estate and other property owned, net	1,248,390	355,097
Other noninterest expense	5,106,349	3,721,035

Total noninterest expense	16,431,074	13,964,790

Income (loss) before income taxes	1,734,743	(1,539,062)
Income tax expense (benefit)	370,730	(792,814)

NET INCOME (LOSS)	$1,364,013	$(746,248)

Preferred stock dividends and discount accretion, net	677,250	677,250

Net income (loss) applicable to common shares	$686,763	$(1,423,498)

Earnings (loss) per common share - basic	$0.22	$(0.46)
Earnings (loss) per common share - diluted	$0.22	$(0.46)
Weighted average common shares outstanding - basic	3,084,755	3,080,229
Weighted average common shares outstanding - diluted	3,135,211	3,080,229

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011
Net income (loss)	$1,364,013	$(746,248)

Other comprehensive income, net of tax:
Unrealized gains on securities	362,427	1,768,403
Less reclassification adjustment for gains included in net income	250,649	174,129

Other comprehensive income	613,076	1,942,532

COMPREHENSIVE INCOME	$1,977,089	$1,196,284

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2010	$10,696,875	3,076,848	$25,896,090	$(175,404)	$(730,700)	$35,686,861
Net loss	-	-	-	(746,248)	-	(746,248)
Stock issued to directors	-	7,700	33,187	-	-	33,187
Dividends on preferred stock	-	-	-	(572,250)	-	(572,250)
Accretion of preferred stock discount, net	105,000	-	-	(105,000)	-	-
Equity-based compensation expense	-	-	55,062	-	-	55,062
Net change in unrealized gain on securities available for sale, net of tax	-	-	-	-	1,942,532	1,942,532

Balance, December 31, 2011	10,801,875	3,084,548	25,984,339	(1,598,902)	1,211,832	36,399,144
Net income	-	-	-	1,364,013	-	1,364,013
Stock issued to directors	-	5,409	30,496	-	-	30,496
Dividends on preferred stock	-	-	-	(572,250)	-	(572,250)
Accretion of preferred stock discount, net	105,000	-	-	(105,000)	-	-
Equity-based compensation expense	-	-	81,270	-	-	81,270
Net change in unrealized gain on securities available for sale, net of tax	-	-	-	-	613,076	613,076

Balance, December 31, 2012	$10,906,875	3,089,957	$26,096,105	$(912,139)	$1,824,908	$37,915,749

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,364,013	$(746,248)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of securities premiums and discounts, net	1,069,760	523,261
Gain on sale or call of securities, net	(379,771)	(263,832)
Accretion of net deferred loan fees	(176,529)	(248,398)
Provision for loan losses	1,600,000	6,874,000
Origination of loans held for sale	(64,882,921)	(42,548,727)
Proceeds from sales of loans held for sale	62,695,053	43,088,546
Gain on sale of loans held for sale	(1,568,593)	(896,812)
Depreciation and amortization	1,177,498	1,200,804
Loss on disposal of premises and equipment	443	5,416
Provision for losses on foreclosed real estate and other property owned	1,205,120	746,402
Loss (gain) on sale of foreclosed real estate and other property owned, net	43,270	(391,305)
Increase in cash surrender value of bank owned life insurance	(122,618)	(123,667)
Deferred income tax provision (benefit)	370,730	(563,192)
Equity-based compensation expense	81,270	55,062
Issuance of common stock under directors’ compensation plan	30,496	33,187
Change in assets and liabilities:
Accrued interest receivable	35,844	50,714
Other assets	634,784	580,844
Accrued interest payable	132,740	43,418
Other liabilities	8,840,558	379,282

Net cash provided by operating activities	12,151,144	7,798,755

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of time deposits held for investment	(3,140,000)	-
Securities available for sale:
Purchases	(26,807,561)	(30,550,931)
Proceeds from maturities, calls and principal payments	12,972,448	28,324,350
Proceeds from sales	6,767,786	8,390,515
Proceeds from redemption of FHLB stock	22,400	-
Net (increase) decrease in loans	(12,522,843)	6,595,459
Purchases of premises and equipment	(1,201,118)	(422,376)
Proceeds from sale of premises and equipment	-	200
Proceeds from sale of foreclosed real estate	2,388,308	1,856,988

Net cash (used) provided by investing activities	(21,520,579)	14,194,204

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) increase in deposits	$970,422	$(14,102,804)
Net decrease in securities sold under agreements to repurchase	-	(135,254)
Proceeds from borrowed funds	3,254,796	7,000,000
Repayment of borrowed funds	(2,151,272)	(3,310,814)

Net cash provided (used) by financing activities	2,073,946	(10,548,872)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,295,489)	11,444,087
Cash and cash equivalents, beginning of year	27,284,783	15,840,696

Cash and cash equivalents, end of year	$19,989,294	$27,284,783

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$2,616,563	$4,079,953
Income taxes	370,730	329,298
Noncash investing and financing activities:
Net change in unrealized gain on securities available for sale	613,076	1,942,532
Acquisition of real estate in settlement of loans	3,607,764	2,842,257
Foreclosed real estate financed in-house	-	233,777
Preferred stock dividend accrued but not paid	572,250	572,250

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

The Company has recorded a valuation allowance against its deferred tax assets, net of deferred tax liabilities, because management believes it is more likely than not that, as of December 31, 2012, the net deferred tax assets will not be realized in future years in their entirety. If future taxable income is sufficient to realize the benefits of temporary deductible differences, the valuation allowance will be reversed.

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

Cash and cash equivalents:

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the consolidated statements of financial condition caption “cash and due from banks” and “interest bearing deposits,” which have an original maturity of three months or less. The Bank is required to maintain a reserve balance with the Federal Reserve Bank, or maintain such reserve in cash on hand. Cash balances on hand were sufficient to meet the required reserves at December 31, 2012 and 2011.

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

Premiums and discounts are recognized in interest income using the methodology that is most appropriate for each type of security. For agency, municipal and corporate bonds, the constant yield method is used. For collateralized mortgage obligations (“CMOs”), the amortization/accretion is a two-step process. The first step decreases the bond’s premium or discount with respect to the percentage of the current principal paydown. The second step is based on a calculated final amortization/accretion date. These dates are reviewed monthly using constant prepayment rates (“CPRs”) and take into consideration call features and end-of-payment dates as they relate to the current period. For mortgage-backed securities and SBA participation certificates, the amortization/accretion is a two-step process. The first step is consistent with the methodology used for CMOs. The second step is computed using the rolling three-month historical CPR and the periodic discounted cash flow yield. Prepayment trends are monitored to determine if a change is needed.

Federal Home Loan Bank stock:

As a condition of membership in the Federal Home Loan Bank of Seattle (“FHLB”), the Bank is required to purchase and hold a certain amount of FHLB stock, which is based in part upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is both well secured and in process of collection. Management may also discontinue accrual of interest if management feels the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Generally, any cash payments are applied as a reduction of principal outstanding. In cases where the future collectability of the principal balance in full is expected, interest income may be recognized on a cash basis only to the extent cash payments are received, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Valuation of long-lived assets:

The Company, using its best estimates based on reasonable and supportable assumptions and projections, reviews assets for impairment whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. In accordance with FASB ASC 360-10-45, Impairment or Disposal of Long-Lived Assets, impaired assets are reported at the lower of cost or fair value. A land investment was considered impaired and was written down by $100,000 in 2011; the carrying value of the land was $443,586 as of December 31, 2012.

Stock-based compensation:

The Company has in effect several stock-based employee compensation plans, including a Director compensation plan, which are described more fully in Note 14. The Company applies the fair value recognition provision of FASB ASC 718, Stock Compensation, to its stock-based employee compensation.

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

Advertising costs:

Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2012 and 2011 was $27,271 and $53,370, respectively.

Subsequent events:

The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

New accounting pronouncements:

In addition to other established accounting policies, the following is a discussion of recent accounting pronouncements:

ASU No. 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.    The amendments in this ASU result in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this ASU to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The provisions of this ASU were effective beginning in the first quarter of 2012 and were applied prospectively. This ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Note 2 - Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent. All securities were classified as available for sale at December 31, 2012 and 2011, and all SBA participation certificates, mortgage backed securities, and collateralized mortgage obligations are government guaranteed.

The amortized cost of securities and their approximate fair values at December 31, 2012 and 2011, were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$5,140,496	$36,859	$-	$5,177,355
State and municipal securities	24,688,362	1,576,878	(21,768)	26,243,473
Corporate debt obligations	11,885,867	583,551	(27,371)	12,442,047
SBA participation certificates	11,460,638	459,145	-	11,919,783
Mortgage backed securities	4,969,641	102,919	-	5,072,560
Collateralized mortgage obligations	12,646,365	143,292	(88,493)	12,701,163

	$70,791,369	$2,902,644	$(137,632)	$73,556,381

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$6,735,317	$66,567	$-	$6,801,884
State and municipal securities	23,528,818	1,526,245	(578)	25,054,485
Corporate debt obligations	11,909,305	119,796	(278,412)	11,750,689
SBA participation certificates	8,755,492	194,412	(297)	8,949,607
Mortgage backed securities	4,284,155	115,305	(2,066)	4,397,394
Collateralized mortgage obligations	9,200,945	146,262	(51,125)	9,296,082

	$64,414,032	$2,168,587	$(332,478)	$66,250,141

As of December 31, 2012 and 2011, there were 15 and 30 securities with unrealized losses. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$1,069,213	$21,768	$-	$-	$1,069,213	$21,768
Corporate debt obligations	973,140	25,031	247,660	2,340	1,220,800	27,371
Collateralized mortgage obligations	4,754,028	75,177	1,178,544	13,316	5,932,572	88,493

	$6,796,381	$121,976	$1,426,204	$15,656	$8,222,585	$137,632

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal securities	$-	$-	$258,948	$578	$258,948	$578
Corporate debt obligations	3,018,015	103,618	3,622,088	174,794	6,640,103	278,412
SBA participation certificates	1,078,559	297	-	-	1,078,559	297
Mortgage backed securities	1,085,285	2,066	-	-	1,085,285	2,066
Collateralized mortgage obligations	3,883,101	50,715	266,707	410	4,149,808	51,125

	$9,064,960	$156,696	$4,147,743	$175,782	$13,212,703	$332,478

Management has evaluated the above securities and does not believe that any individual unrealized loss as of December 31, 2012 and 2011, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

Scheduled maturities of securities available for sale at December 31, 2012, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$429,236	$440,323
Due from one year to five years	16,435,740	17,130,481
Due from five to ten years	18,108,772	19,077,272
Due after ten years	35,817,621	36,908,305

	$70,791,369	$73,556,381

At December 31, 2012 and 2011, securities with an amortized cost of $6,980,331 and $6,027,137, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. The market value for these securities was $7,108,742 and $6,138,950 at December 31, 2012 and 2011, respectively.

Fourteen securities were sold during the year ended December 31, 2012, resulting in gross gains of $392,367 and gross losses of $2,515. Thirteen securities were sold during the year ended December 31, 2011, resulting in gross gains of $299,491 and gross losses of $33,409.

When a security is called by the issuer prior to maturity, any remaining premium or discount is reported in noninterest income as a gain or loss. During the year ended December 31, 2012, one security was called prior to maturity, resulting in a net loss of $10,081. During the year ended December 31, 2011, two securities were called prior to maturity, resulting in a loss of $2,250.

At December 31, 2012 and 2011, the Bank owned $1,238,600 and $1,261,000, respectively, of stock of the Federal Home Loan Bank of Seattle. At December 31, 2012, the Bank’s minimum required investment in FHLB stock was $273,200. The Bank may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

Note 3 - Loans Receivable and Allowance for Loan Losses

The following table presents the Bank’s loan balances for the periods indicated:

	December 31,
	2012	2011
Real estate:
Commercial	$152,734,410	$142,465,272
Construction and land development	21,922,658	31,380,968
Residential	26,640,575	32,179,959
Commercial and industrial	63,678,093	53,223,979
Consumer	6,742,536	6,553,215

	271,718,272	265,803,393
Allowance for loan losses	(5,260,444)	(6,816,391)
Net deferred loan fees	(379,989)	(400,770)

	$266,077,839	$258,586,232

Loans fall into the following fixed and variable components:

	December 31,
	2012	2011
Fixed rate loans	$102,815,254	$97,629,682
Variable rate loans	168,903,018	168,173,711

	$271,718,272	$265,803,393

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

Past due and nonaccrual loans:    The following table presents an age analysis of past due loans, segregated by class of loans:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
Real estate:
Commercial	$2,191,825	$-	$4,620,936	$6,812,761	$145,921,649	$152,734,410
Construction and land development	192,865	-	1,183,109	1,375,974	20,546,684	21,922,658
Residential	199,980	-	290,000	489,980	26,150,595	26,640,575
Commercial and industrial	683,419	-	168,974	852,393	62,825,700	63,678,093
Consumer	63,605	18,112	18,347	100,064	6,642,472	6,742,536

	$3,331,694	$18,112	$6,281,366	$9,631,172	$262,087,100	$271,718,272

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
Real estate:
Commercial	$742,574	$348,926	$3,272,843	$4,364,343	$138,100,929	$142,465,272
Construction and land development	1,267,914	101,996	2,685,000	4,054,910	27,326,058	31,380,968
Residential	11,337	1,689,651	-	1,700,988	30,478,971	32,179,959
Commercial and industrial	293,876	-	-	293,876	52,930,103	53,223,979
Consumer	127,132	44,327	1,213	172,672	6,380,543	6,553,215

	$2,442,833	$2,184,900	$5,959,056	$10,586,789	$255,216,604	$265,803,393

No loans over 90 days past due were still on accrual status as of December 31, 2012 and 2011.

Nonaccrual loans, segregated by class of loans, were as follows:

	December 31,
	2012	2011
Real estate:
Commercial	$6,324,259	$3,869,995
Construction and land development	1,226,640	3,952,914
Residential	290,000	1,758,296
Commercial and industrial	168,974	49,634
Consumer	33,903	42,810

	$8,043,776	$9,673,649

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $411,871 in 2012 and $412,708 in 2011 would have been recognized.

Impaired loans:    Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. Impaired loan balances were as follows:

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$14,880,904	$10,061,319	$2,367,839	$12,429,158	$420,500
Construction and land development	1,399,665	316,992	-	316,992	-
Residential	822,029	321,552	70,486	392,038	70,486
Commercial and industrial	1,592,108	954,164	471,922	1,426,086	252,030
Consumer	105,149	21,379	53,494	74,873	13,819

	$18,799,855	$11,675,406	$2,963,741	$14,639,147	$756,835

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate:
Commercial	$16,725,622	$4,963,893	$9,680,802	$14,644,695	$1,587,250
Construction and land development	15,015,192	8,450,612	3,130,912	11,581,524	115,000
Residential	3,032,615	849,535	1,910,939	2,760,474	542,530
Commercial and industrial	1,279,382	33,977	1,245,406	1,279,383	322,643
Consumer	126,303	17,119	103,362	120,481	44,476

	$36,179,114	$14,315,136	$16,071,421	$30,386,557	$2,611,899

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows at December 31:

	2012		2011
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
Real estate:
Commercial	$15,623,827	$624,484	$19,087,109	$1,038,379
Construction and land development	8,892,927	337,515	11,664,621	483,753
Residential	1,639,380	47,802	2,579,031	90,181
Commercial and industrial	1,159,857	71,025	1,817,266	147,790
Consumer and other	129,964	13,910	182,021	15,006

	$27,445,955	$1,094,736	$35,330,048	$1,775,109

Troubled debt restructuring (“TDR”):    A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each loan, and the interest rate at the time of restructure was at or above market for a comparable loan. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The recorded investment in restructured loans was as follows:

	December 31, 2012			December 31, 2011
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
Real estate:
Commercial	$4,925,573	$3,169,799	$8,095,372	$9,684,024	$1,939,412	$11,623,436
Construction and land development	-	43,530	43,530	-	2,956,795	2,956,795
Residential	-	-	-	-	815,379	815,379
Commercial and industrial	508,456	-	508,456	534,709	-	534,709

	$5,434,029	$3,213,329	$8,647,358	$10,218,733	$5,711,586	$15,930,319

For the years ended December 31, 2012 and 2011, the Bank recognized interest income of $475,586 and $581,951, respectively, in connection with restructured accruing loans.

Troubled debt restructurings which occurred during the years ended December 31, 2012 and 2011, were as follows:

	December 31, 2012			December 31, 2011
	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Number of Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Real estate:
Commercial	1	$862,041	$862,041	6	$8,315,887	$8,315,887
Construction and land development	2	299,973	299,973	2	2,956,795	2,956,795
Residential	-	-	-	1	815,379	815,379
Commercial and industrial	1	20,441	20,441	1	287,076	287,076

	4	$1,182,455	$1,182,455	10	$12,375,137	$12,375,137

In each case, the loans listed above were modified to allow the borrower an additional period of interest-only payments, and in some cases, the interest rate was decreased. The Bank is not committed to lend additional funds to debtors whose loans have been restructured.

Troubled debt restructurings modified within the previous 12 months for which there was a declaration of default which remains unresolved during the years ended December 31, 2012 and 2011, were as follows:

	December 31, 2012		December 31, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real estate:
Construction and land development	1	$1,703,323	2	$2,956,795
Residential	1	43,530	1	815,379
Consumer and other	1	283,684	-	-

	3	$2,030,537	3	$3,772,174

The Bank may declare a borrower to be in default when an event of default, such as a payment more than 30 days past due, has occurred and is not remedied in a reasonable amount of time. Restructured loans for which there was a declared and continuing default during the period are included in the calculation of the allowance for loan losses as deemed appropriate for each defaulted credit.

Credit Quality Indicators:    The Bank utilizes a risk grading system to monitor credit quality of the loan portfolio. These risk grades can generally be described by the following groupings:

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

The following table summarizes the Bank’s internal risk rating by loan class:

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
Real estate:
Commercial	$124,718,331	$15,809,495	$12,206,584	$-	$152,734,410
Construction and land development	19,976,237	1,629,429	316,992	-	21,922,658
Residential	24,689,908	1,100,422	850,245	-	26,640,575
Commercial and industrial	58,262,942	3,320,388	2,094,763	-	63,678,093
Consumer	6,631,915	28,323	82,298	-	6,742,536

	$234,279,333	$21,888,057	$15,550,882	$-	$271,718,272

	December 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
Real estate:
Commercial	$107,723,226	$18,789,784	$15,952,262	$-	$142,465,272
Construction and land development	15,431,033	4,028,411	11,921,524	-	31,380,968
Residential	27,654,941	1,532,964	2,992,054	-	32,179,959
Commercial and industrial	47,556,658	3,169,646	2,497,675	-	53,223,979
Consumer	6,405,613	26,465	117,759	3,378	6,553,215

	$204,771,471	$27,547,270	$33,481,274	$3,378	$265,803,393

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

Activity in the allowance for loan losses was as follows for the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
Real estate:
Commercial	$3,134,833	$1,034,683	$(1,816,108)	$8,692	$2,362,100
Construction and land development	1,304,196	(1,155,574)	(321,284)	882,307	709,645
Residential	1,274,488	831,500	(1,169,070)	21,912	958,830
Commercial and industrial	750,603	815,301	(786,571)	59,881	839,214
Consumer	139,706	(21,723)	(83,106)	47,400	82,277
Unallocated	212,565	95,813	-	-	308,378

	$6,816,391	$1,600,000	$(4,176,139)	$1,020,192	$5,260,444

	Year Ended December 31, 2011
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
Real estate:
Commercial	$2,779,108	$2,902,070	$(2,546,345)	$-	$3,134,833
Construction and land development	1,340,832	3,241,137	(3,281,975)	4,202	1,304,196
Residential	1,081,459	951,815	(780,871)	22,085	1,274,488
Commercial and industrial	1,162,215	(111,043)	(314,908)	14,339	750,603
Consumer	347,266	(114,945)	(96,534)	3,919	139,706
Unallocated	207,599	4,966	-	-	212,565

	$6,918,479	$6,874,000	$(7,020,633)	$44,545	$6,816,391

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	December 31, 2012
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
Real estate:
Commercial	$140,305,252	$1,941,600	$12,429,158	$420,500
Construction and land development	21,605,666	709,645	316,992	-
Residential	26,248,537	888,344	392,038	70,486
Commercial and industrial	62,252,007	587,184	1,426,086	252,030
Consumer	6,667,663	68,458	74,873	13,819
Unallocated	-	308,378	-	-

	$257,079,125	$4,503,609	$14,639,147	$756,835

	December 31, 2011
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
Real estate:
Commercial	$127,820,577	$1,547,583	$14,644,695	$1,587,250
Construction and land development	19,799,444	1,189,196	11,581,524	115,000
Residential	29,419,485	731,958	2,760,474	542,530
Commercial and industrial	51,944,597	427,960	1,279,382	322,643
Consumer	6,432,734	95,230	120,481	44,476
Unallocated	-	212,565	-	-

	$235,416,836	$4,204,492	$30,386,557	$2,611,899

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience and is monitored on a regular basis.

Note 4 - Premises and Equipment

Components of premises and equipment included in the consolidated statements of financial condition were as follows:

	December 31,
	2012	2011
Land	$4,475,437	$4,475,437
Buildings and improvements	11,664,015	11,677,459
Furniture, fixtures and equipment	6,402,050	6,362,212
Leasehold improvements	1,966,940	1,185,391
Construction in progress	81,269	6,593

Total cost	24,589,711	23,707,092
Less accumulated depreciation and amortization	(8,134,306)	(7,274,865)

Premises and equipment, net	$16,455,405	$16,432,227

The Bank has operating leases on a number of its branches that expire on various dates through 2026. The lease agreements have various renewal options.

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2012:

Year ending December 31,
2013	$559,581
2014	571,701
2015	585,844
2016	606,996
2017	619,661
Thereafter	1,511,949

TOTAL MINIMUM PAYMENTS REQUIRED	$4,455,732

Total lease payments under the above mentioned operating leases and other month-to-month rentals for the years ended December 31, 2012 and 2011, were $467,108 and $523,442, respectively.

The Bank acquired $600,404 in land under a capital lease agreement that expires in 2031. The minimum annual lease commitments under this capital lease agreement are summarized as follows:

Year ending December 31,
2012	$54,000
2013	54,000
2014	54,000
2015	55,688
2016	60,750
Thereafter	718,979

997,417
Less amount representing interest	432,942

PRESENT VALUE OF LEASE PAYMENTS	$564,475

Note 5 - Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance, for the years ended December 31:

	2012	2011
Balance, beginning of year	$4,458,975	$3,962,580
Transfers in from loans	3,607,764	2,842,257
Capital improvements to property	26,815	51,144
Dispositions of property	(2,458,392)	(1,750,604)
Provision charged to income	(1,205,120)	(646,402)

Balance, end of year	$4,430,042	$4,458,975

Foreclosed real estate is carried at the lower of the recorded investment in the loan (prior to foreclosure) or the fair market value of the property less expected selling costs. The Bank recognized a valuation allowance of $1,205,120 and $646,402 on its foreclosed real estate as of December 31, 2012 and 2011, respectively. An additional valuation allowance of $100,000 was recognized on other property owned by the Company as of December 31, 2011. Valuation allowances on foreclosed real estate and other property owned are based on updated appraisals of the underlying collateral as received during the period or management’s authorization to reduce the selling price of a property during the period.

Note 6 - Deposits

Classifications of deposits at December 31, were as follows:

	2012	2011
Noninterest bearing demand deposits	$77,853,058	$64,982,073
Money market	52,261,683	40,388,384
NOW accounts	68,175,076	69,817,787
Savings deposits	55,474,981	58,504,626
Time deposits, $100,000 and over	38,020,847	52,620,294
Other time deposits	41,318,598	45,820,657

	$333,104,243	$332,133,821

Maturities for time deposits at December 31, 2012, are summarized as follows:

2013	$39,516,448
2014	14,406,551
2015	17,289,140
2016	3,965,369
2017	4,161,937

$79,339,445

Overdraft deposit accounts with balances of $80,602 and $109,049 at December 31, 2012 and 2011, respectively, were reclassified as loans receivable.

The Bank’s deposits are insured to applicable limits by the FDIC. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, unlimited deposit insurance on noninterest bearing transaction accounts was extended through December 31, 2012.

Note 7 - Borrowed Funds

Borrowed funds consist of the following at December 31:

	2012	2011
Federal Home Loan Bank advances	$7,336,032	$7,473,351
Junior subordinated debentures	5,155,000	5,155,000
Capital lease obligation	564,475	578,428

	$13,055,507	$13,206,779

FHLB advances:    FHLB advances are secured by a blanket pledge on Bank assets, including certain qualified loans. Scheduled maturities and weighted average interest rates of FHLB advances at December 31, 2012, are as follows:

	Amount	Weighted Average Interest Rate
2013	$400,000	1.54%
2014	400,000	1.58%
2015	400,000	1.62%
2016	400,000	1.66%
2017	2,545,556	1.99%
Thereafter	3,190,476	1.99%

	$7,336,032

Junior subordinated debentures:    In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5,155,000 to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 2.01% at December 31, 2012. The Trust issued $155,000 of common securities to the Company and capital securities with an aggregate liquidation amount of $5,000,000 to third-party investors. The common securities are included in “other assets” and the subordinated debentures are included in “borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier 1 capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. The subordinated debentures and capital securities can be redeemed, in whole or in part, beginning June 30, 2010, at a par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related Trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. During the deferral period, the respective Trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the Treasury’s Troubled Asset Relief Program’s (“TARP”) Capital Purchase Program (the “Capital Purchase Program”). In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of December 31, 2012 and 2011, the accumulated deferred interest that was accrued on these securities was $356,594 and $243,433, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	December 31, 2012		December 31, 2011
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
Federal Home Loan Bank	$60,383,952	$-	$44,983,643	$-
Pacific Coast Bankers Bank	10,000,000	-	10,000,000	-
Zions Bank	5,000,000	1,254,796	5,000,000	-

	$75,383,952	$1,254,796	$59,983,643	$-

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

Note 8 - Commitments and Contingencies

In the ordinary course of business, the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At December 31, 2012 and 2011, commitments under standby letters of credit were $1,600,965 and $1,416,710, respectively, and firm loan commitments were $86,113,635 and $74,129,683, respectively. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

Note 9 - Concentrations of Credit Risk

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

Note 10 - Other Noninterest Income and Expense

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income are stated separately.

	2012	2011
Other noninterest income:
Foreclosed real estate income	$856,580	$108,172
Other	1,485,773	1,294,925

OTHER NONINTEREST INCOME	$2,342,353	$1,403,097

Other noninterest expense:
Foreclosed real estate expense	$1,119,970	$356,260
ATM and debit card costs	356,447	293,348
Software expense	317,946	219,417
Legal fees	311,708	186,542
Other	3,000,278	2,665,468

OTHER NONINTEREST EXPENSE	$5,106,349	$3,721,035

Note 11 - Income Taxes

The components of income tax expense (benefit) are as follows:

	2012	2011
Current tax expense (benefit)	$-	$(229,622)
Deferred tax expense (benefit)	370,730	(563,192)

INCOME TAX EXPENSE (BENEFIT)	$370,730	$(792,814)

The Company’s normal, expected statutory income tax rate is 36.0%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.4%. The ratio of tax expense to net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the years ended December 31:

	2012	2011
Federal income tax at statutory rate	$584,815	$(523,281)
Effect of tax-exempt interest income	(242,932)	(245,845)
Effect of nondeductible interest expense	8,608	12,714
Effect of other nondeductible expenses	16,206	13,610
Effect of state income taxes	(414)	(33,684)
Other	4,447	(16,328)

INCOME TAX EXPENSE (BENEFIT)	$370,730	$(792,814)

The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$765,257	$1,416,728

Writedown of foreclosed real estate and other property owned	720,331	735,387
Federal net operating loss carryforward	945,530	721,549
Deferred compensation	295,406	260,228
Other	190,794	127,909
Stock options	114,356	86,724
Goodwill amortization	12,127	16,626
Nonaccrual loan interest	85,459	13,326

Gross deferred tax assets	3,129,260	3,378,477
Valuation allowance	(742,000)	(742,000)

Net deferred tax assets	2,387,260	2,636,477
Deferred tax liabilities:
Fixed asset basis differentials	1,281,143	1,221,964
Net unrealized gain on securities available for sale	940,104	624,277
Deferred loan fees and costs	229,343	179,837
Federal Home Loan Bank stock	92,375	92,375
Prepaid expenses	97,380	84,552

Net deferred tax liabilities	2,640,345	2,203,005

NET DEFERRED TAX (LIABILITY) ASSET	$(253,085)	$433,472

At December 31, 2012, an income tax receivable of $0 and a net deferred tax liability of $253,085 were included in other assets on the consolidated statements of financial condition. At December 31, 2011, an income tax receivable of $608,139 and a net deferred tax asset of $433,472 were included in other assets on the consolidated statements of financial condition.

At December 31, 2012 and 2011, the Company had a valuation allowance of $742,000 against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its effect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established.

The Company follows the provisions of FASB ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company had no unrecognized tax benefits at December 31, 2012 and 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012 and 2011 the Company recognized no interest and penalties.

The Company files a United States federal income tax return and an Idaho income tax return. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

As of December 31, 2012, the Company has federal and state net operating loss carryforwards of $2,780,970 and $667,188, respectively. These carryforwards expire between 2029 and 2032.

Note 12 - Employee Benefits

The Bank maintains a 401(k) profit sharing plan covering all employees who meet certain eligibility requirements. The plan provides for employees to elect up to 50% of their compensation to be paid into the plan. The Bank’s policy is to match contributions equal to 50% of the participant’s contribution, not to exceed 3% of the participant’s compensation. Vesting occurs over a six-year graded vesting schedule. Expenses associated with the plan were $131,243 and $110,145 for the years ended December 31, 2012 and 2011, respectively.

The Bank maintains a nonqualified deferred compensation plan under which eligible participants may elect to defer a portion of their compensation, with prior annual approval of the Board of Directors. The Bank does not match contributions to this plan, but does credit interest on amounts deferred based on the tax-equivalent rate earned on its bank-owned life insurance products. Expenses associated with the plan were $10,949 and $14,751 for the years ended December 31, 2012 and 2011, respectively. Liabilities associated with the plan were $238,544 and $229,797 for December 31, 2012 and 2011, respectively. To fund benefits under this plan, the Bank is the owner and beneficiary of single premium life insurance policies on certain current and past employees. At December 31, 2012 and 2011, the cash value of these policies was $4,038,394 and $3,915,776, respectively.

The Bank maintains unfunded, nonqualified executive income and retirement plans for certain of its current and retired senior executives under which participants designated by the Board of Directors are entitled to supplemental income or retirement benefits. Expenses associated with these plans were $125,474 and $106,590 for the years ended December 31, 2012 and 2011, respectively. Liabilities associated with these plans were $636,393 and $535,557 as of December 31, 2012 and 2011, respectively.

Note 13 - Stock-Based Compensation

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

The decision as to whether to grant restricted stock awards or options for purposes of employee recruitment, retention or reward is at the discretion of the Compensation Committee. The maximum number of stock options and restricted stock awards that may be granted under the Plan, as adjusted for stock dividends, is 384,911. At December 31, 2012, there were 218,939 shares and/or options available for grant to employees.

Restricted stock awards cliff-vest after either a three-year or five-year period depending on the individual grant, except that awards issued to one executive officer may not vest prior to the redemption of the Company’s outstanding preferred stock. The fair value of these awards is recognized ratably over the vesting period as compensation expense.

Restricted stock award activity is summarized in the following table:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2010	59,751	$3.71

Granted	35,151	4.42
Vested	-	-
Forfeited	-	-

Outstanding at December 31, 2011	94,902	3.99

Granted	-	-
Vested	-	-
Forfeited	(4,500)	4.11

Outstanding at December 31, 2012	90,402	3.98

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

Stock option activity is summarized in the following table:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options, beginning of year	34,224	$11.16	62,882	$10.08
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(20,542)	9.44	(19,565)	7.46
Forfeited/cancelled	-	-	(9,093)	11.63

Outstanding options, end of year	13,682	13.75	34,224	11.16

Options exercisable, end of year	13,682	13.75	33,224	10.99

Options outstanding at December 31, 2012 were as follows:

	Options outstanding				Exercisable options
	Number Outstanding at Year End	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value of Stock Options (1)	Number Exercisable at Year End	Weighted Average Exercise Price	Intrinsic Value of Stock Options (1)
Range of exercise prices:
$10.00 through $14.00	8,682	1.72	$11.88	$-	8,682	$11.88	$-
$14.01 through $17.00	5,000	4.44	17.00	-	5,000	17.00	-

	13,682	2.71	13.75	-	13,682	13.75	-

(1) Options that are calculated to have a negative intrinsic value are excluded from the calculated total.

For the year ended December 31, 2012 and 2011, no cash proceeds were received from the exercise of options. It is the Company’s policy to issue new shares for the exercise of stock options.

The pre-tax compensation expense yet to be recognized for stock-based awards that have been awarded but not vested is as follows as of December 31, 2012:

	Stock Options	Restricted Stock	Total Awards
2013	$-	$78,883	$78,883
2014	-	74,211	74,211
2015	-	44,402	44,402
2016	-	17,524	17,524
2017	-	-	-

	$-	$215,020	$215,020

Note 14 - Common and Preferred Stock

Common Stock:

No cash dividends or stock dividends on common stock were declared during the years ended 2012 and 2011. During 2012 and 2011, the Board of Directors voted to issue 5,409 shares and 7,700 shares, respectively, of Company stock to nonemployee Directors pursuant to the Company’s Director Compensation Plan.

Preferred Stock:

On February 14, 2009, as part of the Capital Purchase Program of the Treasury, the Company entered into a Letter Agreement incorporating an attached Securities Purchase Agreement–Standard Terms (collectively, the “Purchase Agreement”) with the Treasury. Under the Purchase Agreement, the Company agreed to issue and sell to the Treasury (1) 10,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), with a liquidation value of $1,000 per share, and (2) a warrant (the “Warrant”) to purchase 525 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with an exercise price of $0.01 per share, for an aggregate purchase price of $10,500,000. The Treasury immediately exercised the Warrant.

The Company is obligated to pay cumulative dividends on the Series A Preferred Stock at a rate of 5% per annum until February 2014, when the dividend rate rises to 9% per annum. The Company is obligated to pay cumulative dividends on the Series B Preferred Stock of 9% per annum. The Company may, at its option, redeem the Series A Preferred Stock and the Series B Preferred Stock (together, the “CPP Stock”) at the issue price, plus accrued and unpaid dividends. The CPP Stock is generally non-voting and qualifies as Tier 1 capital.

On March 11, 2013, Treasury sold the Company’s CPP Stock to certain domestic qualified institutional buyers and domestic institutional accredited investors. As long as any shares of the CPP Stock continue to be held by a third party, the Company will be prohibited under the terms of the CPP Stock from paying dividends on common stock or any shares of capital stock that rank equal to or junior to the Company’s CPP Stock if the Company is not current in its payment of dividends on the CPP Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the CPP Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the CPP Stock and all parity stock payable on such a scheduled dividend payment date bear to each other.

During each of the years ended December 31, 2012 and 2011, the Company did not declare any preferred stock dividends. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on its preferred stock but continues to accrue the liability for the dividends. As of December 31, 2012 and 2011, accrued and unpaid dividends totaled $1,645,219 and $1,072,969, respectively.

Capital Held in Escrow:

On December 28, 2012, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) with certain accredited investors pursuant to which the Company agreed to issue, subject to certain closing conditions, common stock and preferred stock in a private placement offering (the “Offering”). The purpose of the Offering was to raise sufficient proceeds to enable the Company to bid on the Company’s CPP Stock in an auction of the CPP Stock conducted by Treasury in February 2013. As of December 31, 2012, the Company held $8,325,000 of the Offering proceeds in a designated escrow account at the Bank, which was reported in the Consolidated Statements of Financial Condition as “Other liabilities.” See Note 21 for subsequent event information.

Note 15 - Related Party Transactions

The Company, through its Bank subsidiary, has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. Loan balances with related parties were as follows at December 31:

	2012	2011
Balance, beginning of year	$30,350	$179,761
Advances	74,217	28,950
Payments	(33,252)	(63,639)
No longer related parties	-	(114,722)

Balance, end of year	$71,315	$30,350

Aggregate deposit balances with related parties at December 31, 2012 and 2011, were $1,782,025 and $1,637,743, respectively. All related party loans and deposits have been made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

Note 16 - Restrictions on Dividends and Retained Earnings

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, which was $15,703,644 at December 31, 2012. Accordingly, $27,404,068 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2012.

Dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. During 2011, the Bank agreed with the FDIC to obtain a non-objection from the FDIC and the Washington State Department of Financial Institutions (the “WDFI”) before paying any cash dividends or any other form of payment or distribution representing a reduction of bank capital.

Note 17 - Regulatory Capital Requirements

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

As of December 31, 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum capital ratios as set forth in the following table. No conditions or events exist that management believes have changed the institution’s category.

The Company’s and Bank’s actual December 31, 2012 and 2011, capital amounts and ratios are presented in the table:

	Actual		Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012:
Total capital (to risk- weighted assets):
Northwest Bancorporation	$45,259,000	13.63%	$26,572,720	> 8%	NA	NA
Inland Northwest Bank	45,451,000	13.68%	26,572,720	> 8%	$33,215,900	> 10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	41,091,000	12.37%	13,286,360	> 4%	NA	NA
Inland Northwest Bank	41,283,000	12.43%	13,286,360	> 4%	19,929,540	> 6%
Tier 1 capital (to average assets):
Northwest Bancorporation	41,091,000	10.35%	15,883,960	> 4%	NA	NA
Inland Northwest Bank	41,283,000	10.47%	15,776,800	> 4%	19,721,000	> 5%

December 31, 2011:
Total capital (to risk- weighted assets):
Northwest Bancorporation	$44,285,000	13.63%	$25,993,600	> 8%	NA	NA
Inland Northwest Bank	43,445,000	13.41%	25,925,280	> 8%	$32,406,600	> 10%
Tier 1 capital (to risk- weighted assets):
Northwest Bancorporation	40,187,000	12.37%	12,996,800	> 4%	NA	NA
Inland Northwest Bank	39,528,000	12.20%	12,962,640	> 4%	19,443,960	> 6%
Tier 1 capital (to average assets):
Northwest Bancorporation	40,187,000	10.32%	15,581,920	> 4%	NA	NA
Inland Northwest Bank	39,528,000	10.17%	15,553,800	> 4%	19,442,250	> 5%

In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%; this agreement was amended in October 2012 to lower the minimum required leverage ratio to 9.5%. As of December 31, 2012, the Bank’s leverage ratio was 10.47%.

Note 18 - Earnings (Loss) Per Share

Earnings (loss) per share and the calculated effect of dilutive securities on loss per share is as follows for the year ended December 31:

	2012	2011
Numerator:
Net income (loss) applicable to common shares	$686,763	$(1,423,498)

Denominator:
Weighted average shares outstanding	3,084,755	3,080,229
Dilutive effect of stock based compensation	50,456	-

Total	3,135,211	3,080,229

Basic earnings (loss) per common share	$0.22	$(0.46)
Diluted earnings (loss) per common share	$0.22	$(0.46)

The Company had no anti-dilutive shares as of December 31, 2012 and 2011.

Note 19 - Fair Values

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. government agency securities	$-	$5,177,355	$-	$5,177,355
State and municipal securities	-	26,243,473	-	26,243,473
Corporate debt obligations	-	12,442,047	-	12,442,047
SBA participation certificates	-	11,919,783	-	11,919,783
Mortgage backed securities	-	5,072,560	-	5,072,560
Collateralized mortgage obligations	-	12,701,163	-	12,701,163

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:
U.S. government agency securities	$-	$6,801,884	$-	$6,801,884
State and municipal securities	-	25,054,485	-	25,054,485
Corporate debt obligations	-	11,750,689	-	11,750,689
SBA participation certificates	-	8,949,607	-	8,949,607
Mortgage backed securities	-	4,397,394	-	4,397,394
Collateralized mortgage obligations	-	9,296,082	-	9,296,082

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from market research publications. Fair values were estimated primarily by obtaining quoted prices for similar assets in active markets or through the use of pricing models. In cases where there may be limited or less transparent information provided by the Company’s third-party pricing service, fair value may be estimated by the use of secondary pricing services or through the use of non-binding third-party broker quotes.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial instruments are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or impairments of individual assets. The following table presents the Company’s financial instruments measured at fair value on a nonrecurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$2,206,906	$2,206,906
Foreclosed real estate	-	-	4,430,042	4,430,042

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired loans	$-	$-	$13,459,522	$13,459,522
Foreclosed real estate	-	-	4,458,975	4,458,975

Losses resulting from nonrecurring fair value adjustments were as follows during the years ended December 31:

	2012	2011
Impaired loans	$3,531,537	$6,422,693
Foreclosed real estate	1,205,120	646,402

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

Foreclosed real estate:    The amount shown above represents impaired real estate properties that have been adjusted to fair value, which is typically determined using an independent appraisal. At the time of foreclosure, these assets are measured and recorded at the lower of carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any impairment based on the asset’s fair value at the date of acquisition is charged to the allowance for loan losses. After foreclosure, management periodically re-assesses the value so that the property is carried at the lower of its new cost basis or fair value, net of estimated costs to sell. Appraised values may be discounted based on management’s review and analysis, which may include historical knowledge, changes in market conditions, estimated selling and other anticipated costs, and/or expertise and knowledge of the client and the client’s business. Fair value adjustments on foreclosed real estate are recognized in the consolidated statements of operations. Losses from nonrecurring valuations represent impairments on foreclosed real estate made based on the fair value of the property.

Disclosures about Fair Value of Financial Instruments:

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31:

	December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments—Assets:
Cash and cash equivalents	$19,989,294	$19,989,294	$19,989,294	$-	$-
Time deposits held for investment	3,140,000	3,210,685	-	3,210,685	-
Loans receivable, net	266,077,839	267,980,810	-	-	267,980,810
Loans held for sale	6,484,105	6,484,105	-	6,484,105	-
Financial Instruments—Liabilities:
Deposits	333,104,243	334,053,653	253,764,798	-	80,288,855
Federal funds purchased	1,254,796	-	1,254,796	-	-
Borrowed funds	13,055,507	10,939,011	-	10,939,011	-

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments—Assets:
Cash and cash equivalents	$27,284,783	$27,284,783	$27,284,783	$-	$-
Loans receivable, net	258,586,232	258,586,232	-	-	258,586,232
Loans held for sale	2,727,644	2,727,644	-	2,727,644	-
Financial Instruments—Liabilities:
Deposits	332,133,821	333,403,840	233,692,871	-	99,710,969
Borrowed funds	13,206,779	11,220,978	-	11,220,978	-

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

Federal funds purchased:    The carrying value approximates fair value because of the short maturity of these instruments.

Borrowed funds:    The fair values of term debt, junior subordinated debentures, and capital lease obligations are estimated using the discounted value of contractual cash flow using the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance sheet instruments:    Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of December 31, 2012 and 2011.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the years ended December 31, 2012 and 2011.

Note 20 - Parent Company-Only Financial Information

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

Condensed Statements of Condition:

($ in thousands)	December 31,
	2012	2011
ASSETS
Cash	$9,217	$1,348
Investment in subsidiaries	43,263	40,895
Premises and equipment, net	602	616
Other assets	438	845

TOTAL ASSETS	$53,520	$43,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$5,155	$5,155
Other liabilities	10,449	2,150
Shareholders’ equity	37,916	36,399

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,520	$43,704

Condensed Statements of Operations:
($ in thousands)	Year Ended December 31,
	2012	2011
Operating income	$3	$5
Operating expenses	(595)	(497)

Loss before taxes and equity in undistributed earnings of subsidiaries	(592)	(492)
Income tax benefit	201	167

Loss before equity in undistributed earnings of subsidiaries	(391)	(325)
Equity in undistributed (distributed) earnings of subsidiaries	1,755	(421)

NET INCOME (LOSS)	$1,364	$(746)

Preferred stock dividends and discount accretion, net	677	677

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$687	$(1,423)

Condensed Statements of Cash Flows:

($ in thousands)	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,364	$(746)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed (income) loss of consolidated subsidiaries	(1,755)	421
Depreciation	14	14
Impairment loss on property owned	-	100
Decrease (increase) in other assets	407	(106)
Increase in other liabilities	7,839	752

Net cash provided by operating activities	7,869	435

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

NET CHANGE IN CASH	7,869	435
Cash, beginning of year	1,348	913

Cash, end of year	$9,217	$1,348

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$-	$-

Note 21 - Subsequent Events

On March 11, 2013, Treasury completed the sale of all 10,500 shares of the Company’s Series A Preferred Stock and all 525 shares of the Company’s Series B Preferred Stock previously owned by Treasury. The Treasury sold this CPP Stock in a non-public offering as part of a modified “Dutch auction” process. The Company was an unsuccessful bidder in the auction, and all shares were sold to third party purchasers unaffiliated with the Company. The Company did not receive any proceeds from the sale of the CPP Stock.

The terms of Stock Purchase Agreements entered into by the Company on December 28, 2012 (see Note 14) required the Company to be a successful bidder in the Treasury’s auction of the CPP Stock in order to consummate the transactions contemplated by the Stock Purchase Agreements, including the closing of the Offering. Since the Company was not a successful bidder in the auction, the Stock Purchase Agreements have been terminated and the Company is returning the $9,425,000 raised under the Offering to the respective investors.

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

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of December 31, 2012, the date of this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect the Company’s control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Officers

Information required by this item is set forth in the Company’s Proxy Statement for its 2013 annual meeting of shareholders, under the headings “Proposal 1. Election of Three Directors of the Company for Terms Ending in the Year 2016,” “Board of Directors of Northwest Bancorporation, Inc.,” “Information Concerning the Board of Directors and its Committees,” “Corporate Governance,” and “Executive Officers” and is incorporated in this Item 10 by reference.

Compliance with Section 16(a)

Information regarding compliance with Section 16(a) of the Exchange Act of 1934, by certain affiliates of the Company, is set forth in the Company’s Proxy Statement for its 2013 annual meeting of shareholders, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated in this Item 10 by reference.

Code of Ethics

Information regarding the Company’s code of ethics is set forth in the Company’s Proxy Statement for its 2013 annual meeting of shareholders, under the heading “Corporate Governance – Code of Ethics” and is incorporated in this Item 10 by reference.

Audit Committee and Audit Committee Financial Expert

In response to this Item, the information set forth in the Company’s Proxy Statement for its 2013 annual meeting of shareholders, under the headings “Information Concerning the Board of Directors and its Committees – Committees of the Board – Audit Committee” is incorporated in this Item 10 by reference.

Item 11.	Executive Compensation.

The information with respect to executive compensation, director compensation, and employee benefits required to be included in this Item 11 is included under the headings “Executive Officers,” “Executive Compensation,” and “Compensation Committee Report” in the Company’s 2013 Proxy Statement and is incorporated in this Item 11 by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information with respect to security ownership required by this Item 12 is included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2013 Proxy Statement and is incorporated in this Item 12 by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information with respect to certain relationships and transactions required by this Item 13 is included under the headings “Transactions with Management and Others” and “Corporate Governance – Director Independence” in the Company’s 2013 Proxy Statement and is incorporated in this Item 13 by reference.

Item 14.	Principal Accounting Fees and Services.

The information with respect to principal accounting fees and services required by this Item 14 is included under the headings “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval of Audit and Non-Audit Services” in the Company’s 2013 Proxy Statement and is incorporated in this Item 14 by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements. The following financial statements are filed in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules. All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

(a)(3)	Exhibits. The following exhibits are filed as part of this report and are incorporated herein by reference:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

10.1	Letter Agreement, dated February 13, 2009, between the Company and the United States Department of the Treasury. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed on February 17, 2009, and incorporated herein by reference.

10.2	Lease Agreement for the Company’s Main Branch dated March 3, 2010, by and between the Company and Diamond Plaza, LLC. Filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the SEC on May 11, 2009, and incorporated herein by reference.

10.3	Unfunded Supplemental Executive Retirement Plan, dated August 29, 2008, for Randall L. Fewel. Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on September 4, 2008, and incorporated herein by reference.

10.4	Inland Northwest Bank 2006 Share Incentive Plan. Filed as Exhibit 10.4 to the Company’s annual report on Form 10-K, filed with the SEC on February 29, 2012, and incorporated herein by reference.

10.5	Randall L. Fewel Employment Agreement dated January 8, 2003. Filed as Exhibit 10.7 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

10.6	Holly A. Austin (“Poquette”) Employment Agreement dated January 8, 2003. Filed as Exhibit 10.8 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

10.7	Scott W. Southwick Employment Agreement dated June 11, 2007. Filed as an Exhibit 10.2.9 to the Company’s Form 10-Q on August 10, 2007, and incorporated herein by reference.

21.1	Subsidiaries of registrant. Filed herewith.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

99.1	Certification of Principal Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

99.2	Certification of Principal Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008. Filed herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (a) the Consolidated Statements of Financial Condition, (b) the Consolidated Statements of Operations, (c) the Consolidated Statements of Comprehensive Income, (d) the Consolidated Statements of Changes in Shareholders’ Equity, (e) the Consolidated Statements of Cash Flows, and (f) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.

/s/ Randall L. Fewel	Date: March 18, 2013
Randall L. Fewel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randall L. Fewel Randall L. Fewel	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013

/s/ Holly A. Poquette Holly A. Poquette	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2013

/s/ Leilani T. McKernan Leilani T. McKernan	Vice President and Controller (Principal Accounting Officer)	March 18, 2013

/s/ Anthony D. Bonanzino Anthony D. Bonanzino	Chairman of the Board	March 18, 2013

/s/ Freeman B. Duncan Freeman B. Duncan	Vice Chairman of the Board	March 18, 2013

/s/ Dwight B. Aden, Jr. Dwight B. Aden, Jr.	Director	March 18, 2013

/s/ Katie Brodie Katie Brodie	Director	March 18, 2013

/s/ Harlan D. Douglass Harlan D. Douglass	Director	March 18, 2013

/s/ Clark H. Gemmill Clark H. Gemmill	Director	March 18, 2013

/s/ Bryan S. Norby Bryan S. Norby	Director	March 18, 2013

/s/ William E. Shelby William E. Shelby	Director	March 18, 2013

/s/ Jennifer P. West Jennifer P. West	Director	March 18, 2013