Form 10-Q
period 2013-03-31
NORTHWEST BANCORPORATION INC
filed 2013-05-03
CIK 893467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24151

NORTHWEST BANCORPORATION, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1574174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 30, 2013, there were 3,089,957 shares of the registrant’s common stock outstanding.

NORTHWEST BANCORPORATION, INC.

FORM 10-Q

For the three-month period ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Financial Condition

($ in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,845	$19,984
Interest bearing deposits	11,274	5

Total cash and cash equivalents	24,119	19,989
Time deposits held for investment	2,895	3,140
Securities available for sale, at fair value	69,406	73,556
Federal Home Loan Bank stock, at cost	1,227	1,239
Loans receivable, net of allowance for loan losses $5,324 and $5,260	264,234	266,078
Loans held for sale	3,574	6,484
Premises and equipment, net	16,469	16,455
Accrued interest receivable	1,503	1,420
Foreclosed real estate, net	2,289	4,430
Bank owned life insurance	4,069	4,039
Other assets	2,037	2,039

TOTAL ASSETS	$391,822	$398,869

LIABILITIES
Deposits	$334,394	$333,104
Federal funds purchased	0	1,255
Accrued interest payable	686	640
Borrowed funds	12,952	13,055
Other liabilities	5,417	12,899

Total liabilities	353,449	360,953

SHAREHOLDERS’ EQUITY
Preferred stock – Series A Cumulative Perpetual; $1,000 liquidation value; 10,500 shares authorized and issued	10,397	10,367
Preferred stock – Series B Cumulative Perpetual; $1,000 liquidation value; 525 shares authorized and issued	537	540
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 3,089,957	26,125	26,096
Accumulated deficit	(476)	(912)
Accumulated other comprehensive income	1,790	1,825
Total shareholders’ equity	38,373	37,916

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$391,822	$398,869

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Interest and dividend income:
Loans receivable, including fees	$3,787	$3,834
Investment securities	434	543
Other	16	6

Total interest and dividend income	4,237	4,383
Interest expense:
Deposits	448	681
Borrowed funds	88	100

Total interest expense	536	781

Net interest income	3,701	3,602
Provision for loan losses	244	600

Net interest income after provision for loan losses	3,457	3,002
Noninterest income:
Service charges on deposits	256	325
Gain from sale of loans, net	504	276
Gain on investment securities	106	20
Other noninterest income	422	482

Total noninterest income	1,288	1,103
Noninterest expense:
Salaries and employee benefits	1,838	1,771
Occupancy and equipment	353	329
Depreciation and amortization	308	304
Advertising and promotion	84	65
FDIC assessments	128	119
Loss on foreclosed real estate, net	81	0
Other noninterest expense	1,107	1,070

Total noninterest expense	3,899	3,658

Income before income taxes	846	447
Income tax expense	241	122

NET INCOME	$605	$325

Preferred stock dividends and discount accretion, net	169	169

Net income applicable to common shares	$436	$156

Earnings per common share - basic	$0.14	$0.05
Earnings per common share - diluted	$0.14	$0.05
Weighted average shares outstanding - basic	3,089,957	3,084,548
Weighted average shares outstanding - diluted	3,141,777	3,122,070

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Comprehensive Income

($ in thousands)

	Three months ended March 31,
	2013	2012
Net income	$605	$325
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities available for sale arising during period	35	13
Reclassification adjustment for net gains on securities available for sale included in net income	(70)	(13)

Other comprehensive income (loss)	(35)	0

COMPREHENSIVE INCOME	$570	$325

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Changes in Shareholders’ Equity

($ in thousands)

	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$10,802	$25,984	$(1,599)	$1,212	$36,399
Net income	0	0	1,364	0	1,364
Stock issued to directors	0	31	0	0	31
Dividends on preferred stock	0	0	(572)	0	(572)
Accretion of preferred stock discount, net	105	0	(105)	0	0
Equity-based compensation expense	0	81	0	0	81
Other comprehensive income (loss)	0	0	0	613	613

Balance, December 31, 2012	10,907	26,096	(912)	1,825	37,916
Net income	0	0	605	0	605
Dividends on preferred stock	0	0	(142)	0	(142)
Accretion of preferred stock discount, net	27	0	(27)	0	0
Equity-based compensation expense	0	29	0	0	29
Other comprehensive income (loss)	0	0	0	(35)	(35)

Balance, March 31,2013	$10,934	$26,125	$(476)	$1,790	$38,373

See accompanying notes.

NORTHWEST BANCORPORATION, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$605	$325
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of securities premiums and discounts, net	292	202
Gain on sale or call of securities, net	(106)	(20)
Accretion of net deferred loan fees	(40)	(22)
Provision for loan losses	244	600
Origination of loans held for sale	(18,767)	(11,925)
Proceeds from sales of loans held for sale	22,182	12,243
Gain on sale of loans held for sale, net	(504)	(276)
Depreciation and amortization	308	304
Provision for losses on foreclosed real estate	230	0
Gain on sale of foreclosed real estate, net	(149)	0
Increase in cash surrender value of bank owned life insurance	(30)	(30)
Decrease in deferred income taxes, net	612	122
Equity-based compensation expense	29	22
Change in assets and liabilities:
Accrued interest receivable	(83)	(177)
Other assets	(593)	(30)
Accrued interest payable	46	15
Other liabilities	(7,627)	109

Net cash (used) provided by operating activities	(3,351)	1,462

CASH FLOWS FROM INVESTING ACTIVITIES
Time deposits held for investment:
Proceeds from maturities	245	0
Securities available for sale:
Purchases	0	(8,035)
Proceeds from maturities, calls and principal payments	2,590	1,768
Proceeds from sales	1,322	585
Proceeds from redemption of FHLB stock	12	0
Net increase (decrease) in loans	1,641	(6,297)
Purchase of premises and equipment	(321)	(76)
Proceeds from sale of foreclosed real estate	2,060	161

Net cash provided (used) by investing activities	7,549	(11,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,290	11,411
Net decrease in federal funds purchased	(1,255)	0
Repayment of borrowed funds	(103)	(446)

Net cash (used) provided by financing activities	(68)	10,965

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,130	533
Cash and cash equivalents, beginning of period	19,989	27,285

Cash and cash equivalents, end of period	$24,119	$27,818

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Interest	$490	$766
Income taxes	0	0
Noncash investing and financing activities:
Decrease in fair value of securities available for sale, net	(35)	0
Acquisition of real estate in settlement of loans	0	458
Preferred stock dividend accrued but not paid	142	143

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of presentation and consolidation: The consolidated financial statements include the accounts of Northwest Bancorporation, Inc. (the “Company”), its wholly-owned subsidiary, Inland Northwest Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, Northwest Property LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The foregoing unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes as disclosed in the annual report on Form 10-K for the year ended December 31, 2012.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition or disclosure. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. The adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform to current classifications. These reclassifications had no effect on retained earnings or net income as previously presented.

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

ASU No. 2011-11 Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This update was issued jointly by the FASB and International Accounting Standards Board (“IASB”) to require specific disclosures about netting arrangements for assets and liabilities. Entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope of this update includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”), as well as to enable users of the financial statements to understand the effect of those arrangements on its financial position. This amendment was effective for the interim period beginning on or after January 1, 2013 and did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2012-02, Intangibles Goodwill and Others (Topic 350) – Testing Indefinite-Lived Intangibles for Impairment. ASU 2012-02, similar to ASU 2011-08, provided a qualitative assessment of determining if it is more likely than not that impairment has occurred, to establish the extent to which further testing is required. ASU 2012-02 became effective for the Company on January 1, 2013, and did not have a material impact on its consolidated financial statements.

ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires an entity to provide additional information about reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted, and is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2013-04, Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of such obligations. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Investments in Securities

Securities held by the Bank have been classified in the consolidated statements of financial condition according to management’s intent, and all securities were classified as available for sale at March 31, 2013 and December 31, 2012.

The amortized cost of securities and their approximate fair values at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$4,124	$42	$0	$4,166
State and municipal securities	24,088	1,441	(17)	25,512
Corporate debt obligations	11,195	579	(6)	11,768
SBA participation certificates	11,184	460	0	11,644
Mortgage backed securities	4,453	90	(2)	4,541
Collateralized mortgage obligations	11,649	183	(57)	11,775

	$66,693	$2,795	$(82)	$69,406

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in thousands)
U.S. government agency securities	$5,140	$37	$0	$5,177
State and municipal securities	24,688	1,577	(22)	26,243
Corporate debt obligations	11,886	583	(27)	12,442
SBA participation certificates	11,461	459	0	11,920
Mortgage backed securities	4,970	103	0	5,073
Collateralized mortgage obligations	12,646	143	(88)	12,701

	$70,791	$2,902	$(137)	$73,556

As of March 31, 2013, there were 14 securities with unrealized losses. The following tables show the investments’ gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$1,411	$16	$261	$1	$1,672	$17
Corporate debt obligations	244	6	0	0	244	6
Mortgage backed securities	1,311	2	0	0	1,311	2
Collateralized mortgage obligations	3,569	54	843	3	4,412	57

	$6,535	$78	$1,104	$4	$7,639	$82

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in thousands)
State and municipal securities	$1,069	$22	$0	$0	$1,069	$22
Corporate debt obligations	973	25	248	2	1,221	27
Collateralized mortgage obligations	4,754	75	1,179	13	5,933	88

	$6,796	$122	$1,427	$15	$8,223	$137

Management has evaluated the above securities and does not believe that any individual unrealized loss as of March 31, 2013 and December 31, 2012, represents an other-than-temporary impairment (“OTTI”). The decline in fair market value of these securities was generally due to changes in market interest rates or the widening of market spreads since purchase and was not related to any known decline in the creditworthiness of the issuer. Management does not intend to sell any impaired securities nor does available evidence suggest it is more likely than not that management will be required to sell any impaired securities. Management believes there is a high probability of collecting all contractual amounts due, because the majority of the securities in the Bank’s investment portfolio are backed by government agencies or government-sponsored enterprises. However, a recovery in value may not occur for some time, if at all, and may be delayed for greater than the one-year time horizon or perhaps even until maturity.

Scheduled maturities of securities available for sale at March 31, 2013, are listed below according to contractual maturity date. Expected or actual maturities may differ from contractual maturities, because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	($ in thousands)
Due within one year	$2,972	$3,031
Due after one year through five years	16,354	17,238
Due after five years through ten years	16,919	17,689
Due after ten years	30,448	31,448

	$66,693	$69,406

At March 31, 2013 and December 31, 2012, securities with an amortized cost of $5.6 million and $7.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. The market value for these securities was $5.8 million at March 31, 2013 and $7.1 million at December 31, 2012.

Five securities were sold in the three-month period ended March 31, 2013, resulting in gross gains of $106 thousand. One security was sold in the three-month period ended March 31, 2012, resulting in a gross gain of $20 thousand.

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

At March 31, 2013, the Bank owned $1.2 million of stock of the Federal Home Loan Bank of Seattle (“FHLB”). As a condition of membership in the FHLB, the Bank is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. FHLB stock has a par value of $100 per share, is carried at cost, and is subject to impairment testing per ASC 320-10-35.

Note 3 – Loans Receivable and Allowance for Loan Losses

The Bank originates construction and land, commercial and multifamily real estate, commercial business, agricultural and consumer loans for portfolio investment. The Bank also originates residential mortgage loans intended for sale in the secondary market. Loans held for sale are stated at the lower of cost or estimated fair value determined on an aggregate basis. Any net unrealized losses on loans held for sale are recognized through a valuation allowance by charges to income. Loans receivable that have not been designated as held for sale are recorded at the principal amount outstanding. Deferred loan fees, net of costs, are amortized to maturity using the level-yield method.

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

The following table presents the Bank’s loan balances for the periods indicated:

	March 31, 2013	December 31, 2012
	($ in thousands)
Real estate:
Commercial	$143,764	$152,734
Construction and land development	20,504	21,923
Residential	31,516	26,641
Commercial and industrial	67,389	63,678
Consumer	6,868	6,742

	270,041	271,718
Allowance for loan losses	(5,324)	(5,260)
Net deferred loan fees	(483)	(380)

	$264,234	$266,078

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

Past due and nonaccrual loans: The following table presents an age analysis of past due loans, segregated by class of loans:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$1,025	$0	$6,258	$7,283	$136,481	$143,764
Construction and land development	100	0	1,039	1,139	19,365	20,504
Residential	0	0	290	290	31,226	31,516
Commercial and industrial	32	0	90	122	67,267	67,389
Consumer	25	27	5	57	6,811	6,868

	$1,182	$27	$7,682	$8,891	$261,150	$270,041

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	($ in thousands)
Real estate:
Commercial	$2,192	$0	$4,621	$6,813	$145,921	$152,734
Construction and land development	193	0	1,183	1,376	20,547	21,923
Residential	200	0	290	490	26,151	26,641
Commercial and industrial	683	0	169	852	62,826	63,678
Consumer	64	18	18	100	6,642	6,742

	$3,332	$18	$6,281	$9,631	$262,087	$271,718

No loans over 90 days past due were still on accrual status as of March 31, 2013 and December 31, 2012.

Nonaccrual loans, segregated by class of loans, were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Real estate:
Commercial	$6,548	$6,324
Construction and land development	1,039	1,227
Residential	290	290
Commercial and industrial	90	169
Consumer	14	34

	$7,981	$8,044

If the Bank’s nonaccrual loans had performed in accordance with their original contract terms, additional interest income of $120 thousand and $190 thousand would have been recognized for the three-month periods ended March 31, 2013 and 2012, respectively.

Impaired loans: Loans are considered impaired when, based on current information and events, it is improbable the Bank will be able to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are applied to principal if the loan is on nonaccrual. Impaired loans, or portions thereof, are charged off if management determines them to be uncollectible. As of March 31, 2013 and December 31, 2012, the Bank’s impaired loan balances were as follows:

	March 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$15,328	$10,611	$2,112	$12,723	$420
Construction and land development	1,041	145	0	145	0
Residential	1,137	319	388	707	155
Commercial and industrial	1,569	856	468	1,324	246
Consumer	84	18	34	52	9

	$19,159	$11,949	$3,002	$14,951	$830

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
	($ in thousands)
Real estate:
Commercial	$14,881	$10,061	$2,368	$12,429	$421
Construction and land development	1,400	317	0	317	0
Residential	822	321	71	392	70
Commercial and industrial	1,592	954	472	1,426	252
Consumer	105	22	53	75	14

	$18,800	$11,675	$2,964	$14,639	$757

The average recorded investment in impaired loans and the related interest income recognized for cash payments received were as follows:

	Three months ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recorded for Cash Payments Received	Average Recorded Investment	Interest Income Recorded for Cash Payments Received
	($ in thousands)
Real estate:
Commercial	$12,333	$87	$15,685	$248
Construction and land development	1,164	0	12,452	92
Residential	496	3	2,119	23
Commercial and industrial	1,383	20	1,282	20
Consumer	54	1	187	5

	$15,430	$111	$31,725	$388

Troubled debt restructuring (“TDR”): A troubled debt restructuring occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. The concession can take the form of an interest rate or principal reduction or an extension of payments of principal or interest, or both. Restructured loans are included in impaired loans until such time as the restructured loan performs according to the new terms for an acceptable duration, typically one year or longer depending on the circumstances specific to each loan; the interest rate at the time of restructure must also be at or above the market rate for a comparable loan. Restructured loans performing in accordance with their new terms are not included in nonaccrual loans unless there is uncertainty as to the ultimate collection of principal or interest. The recorded investment in restructured loans was as follows:

	March 31, 2013			December 31, 2012
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$4,902	$3,164	$8,066	$4,926	$3,170	$8,096
Construction and land development	0	43	43	0	43	43
Residential	0	0	0	0	0	0
Commercial and industrial	502	0	502	508	0	508
Consumer	0	0	0	0	0	0

	$5,404	$3,207	$8,611	$5,434	$3,213	$8,647

For the three-month periods ended March 31, 2013 and 2012, the Bank recognized interest income of $76 thousand and $215 thousand, respectively, in connection with restructured accruing loans.

There were no troubled debt restructurings which occurred during the three-month periods ending March 31, 2013 and 2012.

Troubled debt restructurings modified within the previous 12 months for which there was a declaration of default which remains unresolved during the three-month periods ending March 31, 2013 and 2012, were as follows:

	Three months ended March 31,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	($ in thousands)
Real estate:
Commercial	0	$0	0	$0
Construction and land development	1	43	1	272
Residential	0	0	0	0
Commercial and industrial	0	0	0	0
Consumer	0	0	0	0

	1	$43	1	$272

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

The following table summarizes the Bank’s internal risk rating by loan class:

	March 31, 2013
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$115,617	$15,760	$12,387	$0	$143,764
Construction and land development	18,772	1,587	145	0	20,504
Residential	29,687	982	847	0	31,516
Commercial and industrial	62,434	3,063	1,892	0	67,389
Consumer	6,781	29	58	0	6,868

	$233,291	$21,421	$15,329	$0	$270,041

	December 31, 2012
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total Loans
	($ in thousands)
Real estate:
Commercial	$124,718	$15,809	$12,207	$0	$152,734
Construction and land development	19,976	1,630	317	0	21,923
Residential	24,690	1,101	850	0	26,641
Commercial and industrial	58,263	3,320	2,095	0	63,678
Consumer	6,632	28	82	0	6,742

	$234,279	$21,888	$15,551	$0	$271,718

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

Activity in the allowance for loan losses was as follows for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31, 2013
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,362	$(123)	$(87)	$5	$2,157
Construction and land development	710	(30)	0	6	686
Residential	959	146	0	5	1,110
Commercial and industrial	839	169	(112)	15	911
Consumer	82	11	(15)	3	81
Unallocated	308	71	0	0	379

	$5,260	$244	$(214)	$34	$5,324

	Three months ended March 31, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(199)	$0	$0	$2,936
Construction and land development	1,304	106	(45)	2	1,367
Residential	1,274	(16)	(65)	1	1,194
Commercial and industrial	751	(11)	0	5	745
Consumer	140	(52)	(4)	27	111
Unallocated	212	772	0	0	984

	$6,816	$600	$(114)	$35	$7,337

The Bank’s recorded investment in loans and the related allowance for loan losses by portfolio segment, disaggregated on the basis of the Bank’s impairment methodology, was as follows:

	March 31, 2013
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$131,041	$1,737	$12,723	$420
Construction and land development	20,359	685	145	0
Residential	30,809	954	707	155
Commercial and industrial	66,065	666	1,324	246
Consumer	6,816	72	52	9
Unallocated	0	379	0	0

	$255,090	$4,493	$14,951	$830

	December 31, 2012
	Collectively Evaluated for Impairment		Individually Evaluated for Impairment
	Loans	Related Allowance	Loans	Related Allowance
	($ in thousands)
Real estate:
Commercial	$140,305	$1,942	$12,429	$420
Construction and land development	21,606	710	317	0
Residential	26,248	888	392	71
Commercial and industrial	62,252	587	1,426	252
Consumer	6,668	68	75	14
Unallocated	0	308	0	0

	$257,079	$4,503	$14,639	$757

Management also evaluates the risk of loss associated with commitments to lend funds, such as with a letter or line of credit. A reserve has been established to absorb inherent losses with unfunded commitments using a blended rate of historical charge-off experience, and is monitored on a regular basis.

Note 4 – Foreclosed Real Estate

The following table presents the changes in foreclosed real estate, net of any related valuation allowance:

	Three months ended March 31,
	2013	2012
	($ in thousands)
Balance, beginning of period	$4,430	$4,459
Transfers from loans	0	458
Dispositions of property	(1,911)	(161)
Provision charged to income	(230)	0

Balance, end of period	$2,289	$4,756

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

Note 5 – Deposits

Classifications of deposits were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Noninterest bearing demand deposits	$78,222	$77,853
Money market accounts	57,506	52,262
NOW accounts	64,838	68,175
Savings accounts	55,718	55,475
Time deposits, $100,000 and over	41,599	38,021
Time deposits, under $100,000	36,511	41,318

	$334,394	$333,104

Note 6 – Borrowed Funds

Borrowed funds consist of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Federal Home Loan Bank advances	$7,236	$7,336
Junior subordinated debentures	5,155	5,155
Capital lease obligation	561	564

	$12,952	$13,055

FHLB advances: FHLB advances are secured by a blanket pledge on Bank assets, including certain qualified loans.

Junior subordinated debentures: In June 2005, the Company issued junior subordinated debentures with an aggregate value of $5.2 million to Northwest Bancorporation Capital Trust I (the “Trust”), with interest fixed at 5.95% through June 30, 2010, thereafter re-pricing quarterly at three-month LIBOR plus 1.70%, which was 1.98% at March 31, 2013. The Trust issued $155 thousand of common securities to the Company and capital securities with an aggregate liquidation amount of $5.0 million to third-party investors. The common securities are included in “other assets” and the subordinated debentures are included in “borrowed funds” on the consolidated statements of financial condition. The subordinated debentures are includable as Tier 1 capital for regulatory purposes. The subordinated debentures and the capital securities pay interest and dividends, respectively, on a quarterly basis, which are included in interest expense. The subordinated debentures will mature on June 30, 2035, at which time the capital securities must be redeemed. As of June 30, 2010, the subordinated debentures and capital securities became subject to redemption by the Company, in whole or in part, at par value. The Company has provided a full and unconditional guarantee of the obligations of the Trust under the capital securities in the event of default. Pursuant to ASC 810, Consolidation, the Trust is not consolidated in these financial statements.

On June 4, 2010, the Company gave written notice to the holders of its outstanding junior subordinated debentures that regularly scheduled interest payments would be deferred. Under the terms of the related Trust documents, the Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. As of March 31, 2013, the Company has deferred 11 scheduled quarterly interest payments in its junior subordinated debentures. During the deferral period, the respective Trust will likewise suspend the declaration and payment of dividends on the trust preferred securities. Also during the deferral period, the Company generally may not pay cash dividends on or repurchase its common stock or preferred stock, including the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Series B, issued by the Company under the U.S. Department of the Treasury’s Capital Purchase Program. In addition, the Company is restricted from making any payment on outstanding debt obligations that rank equally with, or junior to, the junior subordinated notes. As of March 31, 2013 and December 31, 2012, the accumulated deferred interest that was accrued on these securities was $384 thousand and $357 thousand, respectively.

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

Lines of credit: The Bank has operating lines of credit with various correspondent banks, which are detailed as follows:

	March 31, 2013		December 31, 2012
	Line Amount	Outstanding Balance	Line Amount	Outstanding Balance
	($ in thousands)
Federal Home Loan Bank	$51,885	$0	$60,384	$0
Pacific Coast Bankers Bank	10,000	0	10,000	0
Zions Bank	5,000	0	5,000	1,255

	$66,885	$0	$75,384	$1,255

The FHLB line is secured by a blanket pledge on Bank assets as well as certain specific loans; advances on the FHLB line may require additional purchases of FHLB stock. The Pacific Coast Bankers Bank line is unsecured. The Zions Bank line includes $1 million that is unsecured, and the rest of the line is secured by certain investment securities.

Note 7 – Commitments and Contingencies

In the ordinary course of business the Bank makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The Bank uses the same credit policies in making such commitments as they do for instruments that are included in the consolidated statements of financial condition. These commitments and contingent liabilities include various commitments to extend credit and standby letters of credit. At March 31, 2013 and December 31, 2012, commitments under standby letters of credit were $1.2 million and $1.6 million, respectively, and firm loan commitments were $88.2 million and

$86.1 million, respectively. The Bank has not experienced any losses and does not anticipate any material losses as a result of these commitments.

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

Note 8 – Other Noninterest Income and Expense

Other noninterest income and expense totals are presented in the following tables, with components of these totals that exceeded 1% of the aggregate of total net interest income and total noninterest expense itemized separately.

	Three months ended March 31,
	2013	2012
	($ in thousands)
Other noninterest income:
Foreclosed real estate income	$71	$121
Other	351	361

OTHER NONINTEREST INCOME	$422	$482

Other noninterest expense:
Foreclosed real estate expense	$155	$199
ATM and debit card costs	94	83
Software expense	85	70
Legal fees	118	26
Other	655	692

OTHER NONINTEREST EXPENSE	$1,107	$1,070

Note 9 – Income Taxes

The Company’s normal, expected statutory income tax rate is 35.8%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.4%. The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Three months ended March 31,
	2013	2012
	($ in thousands)
Federal income tax expense at statutory rate	$287	$153
Effect of tax-exempt interest income	(58)	(62)
Effect of nondeductible interest expense	2	2
Effect of other nondeductible expenses	6	4
Effect of state income tax expense	4	14
Other	0	11

Income tax expense	$241	$122

At March 31, 2013 and December 31, 2012, the Company had a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to the ongoing weakness in the economy and its effect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established.

The Company follows the provisions of ASC 740, Income Taxes, relating to the accounting for uncertainty in income taxes. The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Company had no unrecognized tax benefits at March 31, 2013 or December 31, 2012. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the periods ended March 31, 2013 and December 31, 2012, the Company recognized no interest and penalties. The Company is no longer subject to U.S. federal or Idaho State tax authority examinations for tax years before 2010.

Note 10 – Common and Preferred Stock

Common Stock:

No cash or stock dividends on common stock were declared during the three-month periods ended March 31, 2013 and 2012.

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

On March 11, 2013, Treasury sold the Company’s Preferred Stock to certain domestic qualified institutional buyers and domestic institutional accredited investors. As long as any shares of the Preferred Stock continue to be held by a third party, the Company will be prohibited under the terms of the Preferred Stock from paying dividends on common stock or any shares of capital stock that rank equal to or junior to the Company’s Preferred Stock if the Company is not current in its payment of dividends on the Preferred Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the Preferred Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the Preferred Stock and all parity stock payable on such a scheduled dividend payment date bear to each other.

During each of the three-month periods ended March 31, 2013 and 2012, the Company did not pay any preferred stock dividends. Subsequent to the payment made on February 16, 2010, the Company began deferring payment of dividends on the Preferred Stock but continues to accrue the liability for the dividends. As of March 31, 2013, the Company has deferred 12 quarterly dividend payments on the Preferred Stock. Accrued and unpaid dividends on the Preferred Stock totaled $1.8 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively.

Note 11 – Fair Values

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$4,166	$0	$4,166
State and municipal securities	0	25,512	0	25,512
Corporate debt obligations	0	11,768	0	11,768
SBA participation certificates	0	11,644	0	11,644
Mortgage backed securities	0	4,541	0	4,541
Collateralized mortgage obligations	0	11,775	0	11,775

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Securities available for sale:
U.S. government agency securities	$0	$5,177	$0	$5,177
State and municipal securities	0	26,243	0	26,243
Corporate debt obligations	0	12,442	0	12,442
SBA participation certificates	0	11,920	0	11,920
Mortgage backed securities	0	5,073	0	5,073
Collateralized mortgage obligations	0	12,701	0	12,701

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Certain financial instruments are measured at fair value on a nonrecurring basis. Adjustments to fair value generally result from the application of lower-of-cost-or-market accounting or impairments of individual assets. The following table presents the Company’s financial instruments measured at fair value on a nonrecurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$2,172	$2,172
Foreclosed real estate	0	0	2,289	2,289

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	($ in thousands)
Impaired loans	$0	$0	$2,207	$2,207
Foreclosed real estate	0	0	4,430	4,430

Losses resulting from nonrecurring fair value adjustments were as follows:

	Three months ended March 31,
	2013	2012
	($ in thousands)
Impaired loans	$90	$69
Foreclosed real estate	230	0

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

Disclosures about Fair Value of Financial Instruments:

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments - Assets:
Cash and cash equivalents	$24,119	$24,119	$24,119	$0	$0
Time deposits held for investment	2,895	2,970	0	2,970	0
Loans receivable, net	264,234	264,605	0	0	264,605
Loans held for sale	3,574	3,574	0	3,574	0
Financial Instruments - Liabilities:
Deposits	334,394	335,327	256,284	0	79,043
Borrowed funds	12,952	10,813	0	10,813	0

	December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
	($ in thousands)
Financial Instruments - Assets:
Cash and cash equivalents	$19,989	$19,989	$19,989	$0	$0
Time deposits held for investment	3,140	3,211	0	3,211	0
Loans receivable, net	266,078	267,981	0	0	267,981
Loans held for sale	6,484	6,484	0	6,484	0
Financial Instruments - Liabilities:
Deposits	333,104	334,054	253,765	0	80,289
Federal funds purchased	1,255	1,255	1,255	0	0
Borrowed funds	13,055	10,939	0	10,939	0

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. The fair value of these commitments were not significant as of March 31, 2013 and December 31, 2012.

Amounts could be transferred between levels if the inputs used for valuation change and become more or less observable. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels during the periods ended March 31, 2013 and December 31, 2012.

Note 12 – Subsequent Events

On April 26, 2013, the Company filed a notice of termination of registration on Form 15 with the SEC to deregister its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Jumpstart Our Business Startups Act (“JOBS Act”). The JOBS Act, which was signed into law on April 5, 2012, allows a bank or bank holding company with 1,200 or less shareholders of record to deregister their shares and suspend public reporting obligations under the Exchange Act. The Company expects that its obligation to file periodic reports such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K will be suspended 90 days after filing the Form 15. The Company’s stock is expected to continue trading on the OTCQB Marketplace under the trading symbol NBCT.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this report and in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Summary of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The accounting policies that the Company’s management have identified as critical to understanding the Company’s financial statements and operating results are described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our application of accounting policies since December 31, 2012.

Financial Highlights

The table below summarizes the Company’s financial performance for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	% Change
	($ in thousands, except per share data)
Results of Operations:
Interest and dividend income	$4,237	$4,383	-3.3%
Interest expense	536	781	-31.4%

Net interest income	3,701	3,602	2.7%
Provision for loan losses	244	600	-59.3%

Net interest income after provision for loan losses	3,457	3,002	15.2%
Noninterest income	1,288	1,103	16.8%
Noninterest expense	3,899	3,658	6.6%

Income before income taxes	846	447	89.3%
Income tax expense	241	122	97.5%

Net income	605	325	86.2%
Preferred stock dividends and discount accretion, net	169	169	0.0%

Net income applicable to common shares	$436	$156	179.5%

Per Common Share Data:
Basic earnings	$0.14	$0.05
Diluted earnings	$0.14	$0.05
Book value	$8.88	$8.36
Selected Ratios:
Return on average assets	0.44%	0.16%
Return on average equity	4.57%	1.71%
Net interest margin	4.11%	4.11%
Efficiency ratio	78.15%	77.75%
Noninterest income to average assets	1.30%	1.14%
Noninterest expense to average assets	3.94%	3.79%
Ending shareholders’ equity to average assets	9.70%	9.48%
Nonperforming loans to gross loans	2.96%	4.55%
Allowance for loan losses to gross loans	1.97%	2.70%

Results of Operations

Earnings

The Company reported net income applicable to common shares of $436 thousand for the three months ended March 31, 2013, compared to net income applicable to common shares of $156 thousand for the comparable period in 2012. Compared to the first quarter of 2012, operating results improved during 2013 due to lower provision for loan losses, lower interest expense and higher noninterest income. These improvements in operating results were partially offset by a reduction in interest income and increased noninterest expense.

The return on average assets was 0.44% and 0.16% for the three-month periods ended March 31, 2013 and 2012, respectively. The return on average equity was 4.57% and 1.71% for the three-month periods ended March 31, 2013 and 2012, respectively.

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

The following table presents an analysis of net interest income and net interest margin for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013			2012
	Average Balance	Interest Income or Expense(1)	Average Yield or Rate	Average Balance	Interest Income or Expense(1)	Average Yield or Rate
	($ in thousands)
ASSETS
Loans receivable, gross (2)(3)	$273,139	$3,787	5.55%	$269,935	$3,834	5.68%
Investment securities	71,510	434	2.43%	71,212	543	3.05%
Other interest earning assets	15,588	16	0.41%	9,224	6	0.26%

Total interest earning assets	360,237	4,237	4.70%	350,371	4,383	5.00%
Noninterest earning assets	35,533			35,737

Total assets	$395,770			$386,108

LIABILITIES AND SHAREHOLDERS’ EQUITY
Money market accounts	57,762	37	0.26%	42,055	34	0.32%
NOW accounts	63,722	96	0.60%	68,239	178	1.04%
Savings accounts	56,100	29	0.21%	59,920	66	0.44%
Time deposits	77,112	286	1.48%	95,097	403	1.70%

Total interest bearing deposits	254,696	448	0.70%	265,311	681	1.03%
Borrowed funds	7,827	60	3.07%	8,045	72	3.58%
Junior subordinated debentures	5,155	28	2.17%	5,155	28	2.17%

Total borrowed funds	12,982	88	2.71%	13,200	100	3.03%

Total interest bearing liabilities	267,678	536	0.80%	278,511	781	1.12%
Noninterest bearing deposits	77,550			67,345
Other noninterest bearing liabilities	12,398			3,751
Shareholders’ equity	38,144			36,501

Total liabilities and shareholders’ equity	$395,770			$386,108

Net interest income		$3,701			$3,602

Net interest spread			3.90%			3.88%

Net interest income to average earning assets (margin)			4.11%			4.11%

Comments:

(1)	There are no tax equivalency adjustments.
(2)	Nonaccrual loans are included in average loan balances.
(3)	Loan fee income in the amount of $288 thousand and $46 thousand is included in loan interest income for 2013 and 2012, respectively.

During the three months ended March 31, 2013 and 2012, net interest income was $3.7 million and $3.6 million, respectively. This increase in net interest income of $99 thousand, or 2.7%, resulted from interest expense declining at a faster rate than interest income as well as from increases in average interest earning assets and decreases in average interest bearing liabilities. The net interest margin was 4.11% for both three-month periods ending March 31, 2013 and 2012.

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

	Three months ended March 31, 2013 over 2012
	Increase (Decrease) Due to Changes in
	Volume	Rate	Rate/ Volume	Total
	($ in thousands)
Interest and dividend income:
Loans receivable	$45	$(88)	$(4)	$(47)
Investment securities	2	(110)	(1)	(109)
Other interest earning assets	4	3	3	10

Total interest and dividend income	51	(195)	(2)	(146)
Interest expense:
Money market accounts	13	(6)	(4)	3
NOW accounts	(12)	(75)	5	(82)
Savings accounts	(4)	(34)	1	(37)
Time deposits	(76)	(52)	11	(117)
Securities sold under repurchase agreements	0	0	0	0
Borrowed funds	(2)	(10)	0	(12)
Junior subordinated debentures	0	0	0	0

Total interest expense	(81)	(177)	13	(245)

Net interest income	$132	$(18)	$(15)	$99

The year over year decreases in interest income were primarily attributable to decreases in yields on loans and investments. The decreases in interest income were more than offset by reductions in rates paid on interest bearing deposits and decreases in time deposit balances.

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

At March 31, 2013, the simulation model projected that immediate rate increases of 100, 200 and 300 basis points would result in decreases to net interest income of 1.1%, 2.1% and 3.6%, respectively, relative to the base case, over the next 12 months. Conversely, the simulation model projected that an immediate rate decrease of 25 basis points would result in an increase to net interest income of 0.8% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2013, was considered remote given prevailing interest rate levels.

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

Provision for Loan Losses

The provision for loan losses represents an expense against income that allows the Bank to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from management’s ongoing analysis of probable losses in the loan portfolio. The provision for loan losses during the three months ended March 31, 2013 was $244 thousand, which is a decrease of $356 thousand, or 59.3%, from the $600 thousand added to the provision for the same period in 2012. The lower provision for loan losses is attributable to improved credit quality of the loan portfolio. The provision for loan losses as an annualized percentage of average outstanding loans was 0.4% and 0.9% for the three months ended March 31, 2013 and 2012, respectively. See “Allowance for Loan Losses” caption below for further analysis of the provision for loan losses and net charge-offs.

Noninterest Income

Noninterest income for the three months ended March 31, 2013, was $1.3 million, an increase of $185 thousand, or 16.8%, from the same period in 2012. Service charge income on deposits declined $69 thousand, or 21.2%, year over year as a result of reduced income from overdraft and nonsufficient funds fees collected under the Bank’s overdraft privilege program. Net gains from the sale of loans improved $228 thousand, or 82.6%, year over year due to an increase in the volume of homeowners refinancing their existing mortgages and purchasing new homes, which is partially attributable to continued low interest rates and the fact that there are less mortgage originators in our market area. Net gains on investment securities were $106 thousand for the quarter ended March 31, 2013, compared to $20 thousand for the quarter ended March 31, 2012. Other noninterest income decreased $60 thousand, or 12.4%, year over year, which is primarily attributable to a decrease in income generated from foreclosed real estate properties.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2013, was $3.9 million, an increase of $241 thousand, or 6.6%, from the same period in 2012.

Salaries and employee benefits increased $67 thousand, or 3.8%, year over year. This increase is primarily attributable to higher commissions related to increased mortgage loan income, higher incentives paid to lenders for commercial loan originations, and general salary and benefit cost increases. Full-time employee equivalents (“FTEs”) remained constant at 114 FTEs as of March 31, 2013 and 2012. Salary and benefit increases were partially offset by an increase of $38 thousand in loan origination fee salary credits.

Net losses on foreclosed real estate were $81 thousand for the three months ended March 31, 2013, compared to net losses of $0 for the comparable period in 2012.

Other noninterest expense for the three months ended March 31, 2013, were $1.1 million, an increase of $37 thousand, or 3.5%, from the same period in 2012. Significant year over year cost increases in other noninterest expense included: legal costs, which increased $92 thousand; and software costs, which increased $15 thousand. These increases in noninterest expense were partially offset by a reduction of $46 thousand in costs related to maintaining or selling foreclosed real estate or for properties securing nonperforming loans and a reduction of $20 thousand in office supply costs.

Income Taxes

For the quarter ended March 31, 2013, the Company recorded income tax expense of $241 thousand compared to income tax expense of $122 thousand for the same period in 2012.

The Company’s normal, expected statutory income tax rate is 35.8%, representing a blend of the statutory federal income tax rate of 34.0% and apportioned effects of the Idaho income tax rate of 7.4%. The ratio of tax expense to the net income before tax (referred to as the effective tax rate) differs from statutory tax rates due to permanent differences arising primarily from nontaxable interest income on state and municipal securities and nontaxable increases in the value of bank owned life insurance. The differences between tax expense at the statutory rates and actual tax expense were as follows for the periods indicated:

	Three months ended March 31,
	2013	2012
	($ in thousands)
Federal income tax expense at statutory rate	$287	$153
Effect of tax-exempt interest income	(58)	(62)
Effect of nondeductible interest expense	2	2
Effect of other nondeductible expenses	6	4
Effect of state income tax expense	4	14
Other	0	11

Income tax expense	$241	$122

Financial Condition

Securities

As of March 31, 2013, the Bank had $69.4 million in securities classified as available for sale, which represents a decrease of $4.1 million, or 5.6%, from December 31, 2012. Activity in the securities portfolio during the three months ended March 31, 2013, included $1.0 million in called and matured securities, $1.2 million in securities sold, principal paydowns of $1.6 million, and amortization of net purchase price premiums of $292 thousand. As of March 31, 2013, the securities portfolio included a net unrealized gain of $2.7 million, representing a decline of $52 thousand, or 1.9%, from December 31, 2012. With the exception of corporate bonds with a fair value of $11.8 million, all securities at March 31, 2013, are fully insured by or are obligations of either U.S. government agencies or government-sponsored enterprises or state or municipal governments.

Loans

The following table presents the composition of the loan portfolio by type and by interest rate structure for the periods indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	($ in thousands)
Real estate:
Commercial	$143,764	53.2%	$152,734	56.2%
Construction and land development	20,504	7.6%	21,923	8.1%
Residential	31,516	11.7%	26,641	9.8%
Commercial and industrial	67,389	25.0%	63,678	23.4%
Consumer	6,868	2.5%	6,742	2.5%

	$270,041	100.0%	$271,718	100.0%

Fixed rate loans	$104,617	38.7%	$102,815	37.8%
Variable rate loans	165,424	61.3%	168,903	62.2%

	$270,041	100.0%	$271,718	100.0%

At March 31, 2013, the Bank reported $270.0 million in gross loans, a decrease of $1.7 million, or 0.6%, compared to December 31, 2012. Total real estate loans decreased $5.5 million, or 2.7%. Included in total real estate loans are commercial real estate loans, which decreased $9.0 million, or 5.9%, construction and land development loans, which decreased $1.4 million, or 6.5%, and residential real estate loans, which increased $4.9 million, or 18.3%. Commercial and industrial loans increased $3.7 million, or 5.8%. The Bank has experienced weak loan demand in 2012 and 2013 despite efforts to pursue lending relationships with creditworthy customers in our market place. Loan demand has been adversely influenced by economic forces that have disrupted local and national economies. Specifically, real estate and related activities have slowed significantly, local unemployment rates remain high, and real estate and other asset prices have declined appreciably.

Nonperforming assets include nonaccrual loans, loans that are 90 or more days past due, and foreclosed real estate. The following table shows a summary of nonperforming assets:

	March 31, 2013	December 31, 2012
	($ in thousands)
Nonaccrual loans:
Commercial real estate	$6,548	$6,324
Construction and land development	1,039	1,227
Residential real estate	290	290
Commercial and industrial	90	169
Consumer	14	34
Loans past due 90 days or more and accruing interest	0	0

Total nonperforming loans	7,981	8,044
Foreclosed real estate	2,289	4,430

Total nonperforming assets	$10,270	$12,474

At March 31, 2013, nonperforming assets were $10.3 million, representing a decrease of $2.2 million, or 17.7%, from December 31, 2012. Nonperforming assets as a percentage of total assets were 2.6% as of March 31, 2013, and 3.1% as of December 31, 2012.

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

At March 31, 2013, the Bank had ten nonaccrual loans totaling $7.98 million compared to twelve nonaccrual loans totaling $8.04 million at December 31, 2012, representing a decrease of $63 thousand, or 0.8%. This decrease was comprised of $188 thousand in construction and land development loans and $79 thousand in commercial and industrial loans; the decreases were partially offset by an increase of $224 thousand in commercial real estate loans.

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

Four of the nonaccrual loans totaling $2.8 million, or 34.8% of total nonaccrual loans, are under a formal workout, forbearance agreement or approved bankruptcy plan. All of these loans include negotiated repayment schedules or liquidation plans. Five loans totaling $3.7 million, or 46.9% of total nonaccrual loans, are either in the process of foreclosure or under bankruptcy protection that has stopped a foreclosure action. One loan totaling $1.5 million is in the hands of a receiver who is working to lease and sell the property. If a nonaccrual loan performs under the agreed terms for a period of at least six months, and if the borrower can establish a reliable source of future repayment, the loan may be considered for return to accrual. In several cases, repayment plans include the liquidation of all or a portion of the collateral supporting the loan. In such cases, the loan has also been written down to a balance that management believes can be supported by the collateral value.

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

Foreclosed real estate was $2.3 million at March 31, 2013, representing a decrease of $2.1 million, or 48.3%, from the amount reported at December 31, 2012. The three foreclosed real estate properties with the largest balances include commercial real estate and undeveloped land located in Kootenai and Shoshone counties of Idaho, with an aggregate total value of $1.9 million. The remaining foreclosed real estate properties consist of three commercial properties.

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

	March 31, 2013			December 31, 2012
	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total	Accruing Restructured Loans	Restructured Loans Included in Nonaccrual Loans	Total
	($ in thousands)
Real estate:
Commercial	$4,902	$3,164	$8,066	$4,926	$3,170	$8,096
Construction and land development	0	43	43	0	43	43
Residential	0	0	0	0	0	0
Commercial and industrial	502	0	502	508	0	508
Consumer	0	0	0	0	0	0

	$5,404	$3,207	$8,611	$5,434	$3,213	$8,647

Restructured loans remained essentially unchanged at $8.6 million at December 31, 2012 and March 31, 2013. Some of the restructured loan agreements grant a period of interest-only payments without imposing other significant consequences. The Bank enters into workout agreements with the intention of improving or protecting the Bank’s opportunity for successful liquidation of the asset. As of March 31, 2013, three restructured loans totaling $3.2 million were 30 or more days past due with their payments. One of these restructured loans, with a balance of $1.7 million, is in process of foreclosure. A second loan, with a balance of $1.5 million, is in the hands of a receiver with a plan for liquidation. Collection efforts for the remaining loan, with a balance of $43 thousand, is being aggressively pursued. Any failure of a borrower with a restructured loan to make timely payments according to the terms of their agreement is subject to aggressive collection efforts or legal action and will be placed on nonaccrual if future payment is deemed to be in jeopardy.

Included in total restructured loans are A/B notes totaling $1.8 million as of both March 31, 2013 and December 31, 2012. In A/B note restructurings, the original note is split into two notes where the A note represents the portion of the original loan which allows for an acceptable loan-to-value and debt service coverage and is expected to be collected in full. The B note is fully charged off and represents the portion of the original loan where there is a shortfall in collateral and/or cash flow support. The A/B note balances as of March 31, 2013 and December 31, 2012, are comprised of A note balances only.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense. The allowance for loan losses represents management’s best estimate of probable losses within the existing portfolio of loans. The allowance is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s methodology for establishing the allowance for loan losses is based upon guidance from ASC Topic 310, Receivables, and ASC Topic 450, Contingencies. Accordingly, the methodology is based on historical loss experience, internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects not only the necessary increases in the allowance for loan losses related to newly identified classified loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools. Management’s methodology for analyzing probable loan losses is consistent with the methods used as of December 31, 2012, except that the calculation was adjusted for changes in leading indicators such as unemployment and real estate market trends, as well as changes in the weighted average risk rating of loans in the portfolio.

As of March 31, 2013, the allowance for loan losses was $5.3 million, an increase of $64 thousand, or 1.2%, from December 31, 2012. The increase in the allowance for loan losses is principally attributable to the provision for loan losses exceeding the net charge-offs during the three months ended March 31, 2013. The allowance for loan losses represented 2.0% and 1.9% of gross loans outstanding as of March 31, 2013 and December 31, 2012, respectively.

The following table provides a summary of activity in the allowance for loan losses during the first quarter of 2013 and 2012:

	Three months ended March 31, 2013
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$2,362	$(123)	$(87)	$5	$2,157
Construction and land development	710	(30)	0	6	686
Residential	959	146	0	5	1,110
Commercial and industrial	839	169	(112)	15	911
Consumer	82	11	(15)	3	81
Unallocated	308	71	0	0	379

	$5,260	$244	$(214)	$34	$5,324

	Three months ended March 31, 2012
	Balance, Beginning of Period	Provision for Loan Losses	Charge-offs	Recoveries	Balance, End of Period
	($ in thousands)
Real estate:
Commercial	$3,135	$(199)	$0	$0	$2,936
Construction and land development	1,304	106	(45)	2	1,367
Residential	1,274	(16)	(65)	1	1,194
Commercial and industrial	751	(11)	0	5	745
Consumer	140	(52)	(4)	27	111
Unallocated	212	772	0	0	984

	$6,816	$600	$(114)	$35	$7,337

Net charge-offs for the first three months of 2013 were $180 thousand compared to net charge-offs of $79 thousand for the first three months of 2012. Annualized net charge-offs were 0.26% and 0.12% of average gross loans for the three months ended March 31, 2013 and 2012, respectively. Charge-offs of real estate secured loans accounted for 40.7% and 96.5% of total charge-offs during the first three months of 2013 and 2012, respectively, and reflected the ongoing effects of the recent recession on the Bank’s depressed real estate market and general economy.

The table below sets forth the allowance for loan losses by category of loan and summarizes the percentage of loans in each category to total loans:

	March 31, 2013		December 31, 2012
	Amount	Percent of Loans	Amount	Percent of Loans
	($ in thousands)
Real estate:
Commercial	$2,157	53.2%	$2,362	56.2%
Construction and land development	685	7.6%	710	8.1%
Residential	1,109	11.7%	959	9.8%
Commercial and industrial loans	912	25.0%	839	23.4%
Consumer and other	81	2.5%	82	2.5%
Unallocated	379	n/a	308	n/a

	$5,323	100.0%	$5,260	100.0%

Deferred Taxes

At March 31, 2013, the Company had recorded a net deferred tax liability of $476 thousand, which compared to a net deferred tax liability of $253 thousand at December 31, 2012. The change in deferred taxes during the first three months of 2013 primarily resulted from decreases in the deferred tax assets related to temporary differences in nonaccrual loans and foreclosed assets and from a decrease in the Company’s net operating loss carryforward. During 2009, the Company recorded a valuation allowance of $742 thousand against a portion of its deferred tax assets due to uncertainty about the Company’s ability to generate future taxable income sufficient to realize the benefits of temporary deductible differences that could not have been realized through carry-backs to prior years or through the reversal of future temporary taxable differences. Due to ongoing weakness in the economy and its effect on credit quality, uncertainty remains about the extent to which a pattern of future taxable income will be established. Accordingly, the Company continued to maintain a valuation allowance of $742 thousand as of March 31, 2013.

Deposits

As of March 31, 2013, the Bank reported $334.4 million in deposits, which represents an increase of $1.3 million, or 0.4%, from the $333.1 million in deposits reported as of December 31, 2012. Noninterest bearing demand deposits increased $369 thousand and other interest bearing deposits increased $2.2 million, whereas time deposits decreased $1.2 million, which reflects management’s decision to allow maturing higher costing time deposits to migrate off the balance sheet or into non-maturity deposit accounts after determining that the Bank had more than adequate liquidity levels.

Core deposits, which exclude time deposits, are considered to be more stable and typically carry a lower cost of funds than time deposits. Core deposits increased $2.5 million, or 1.0%, during the first three months of 2013 and represented 76.6% and 76.2% of total deposits as of March 31, 2013 and December 31, 2012, respectively.

Borrowings

Borrowings provide an additional source of funding for the Company and include federal funds purchased, FHLB advances and junior subordinated debentures. The Company also records a capital lease obligation as part of its borrowed funds. Borrowed funds were $13.0 million and $14.3 million as of March 31, 2013 and December 31, 2012, respectively. The $1.3 million decrease in borrowed funds is the result of repayment of federal funds purchased balances and regularly scheduled payments on FHLB advances and the capital lease obligation.

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

Shareholders’ equity was $38.4 million at March 31, 2013, compared with $37.9 million at December 31, 2012. The $457 thousand increase in shareholders’ equity is attributable to $605 thousand in net income and $61 thousand in equity-based compensation, offset by $142 thousand in accrued preferred stock dividends and $35 thousand from decreases in unrealized gains on securities available for sale.

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

	March 31, 2013	December 31, 2012	Minimum Requirements for Capital Adequacy Purposes	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
Leverage:
Company	10.5%	10.3%	4.0%	n/a
Bank	10.7%	10.5%	4.0%	5.0%
Tier 1 capital to risk-weighted assets:
Company	12.8%	12.4%	4.0%	n/a
Bank	13.0%	12.4%	4.0%	6.0%
Total capital to risk-weighted assets:
Company	14.1%	13.6%	8.0%	n/a
Bank	14.2%	13.7%	8.0%	10.0%

In March 2010, the Company agreed with the Federal Reserve Bank that the Company would, among other things, support the Bank’s compliance with the Bank’s obligations to the FDIC and the Washington State Department of Financial Institutions (the “WDFI”) by not receiving dividends or any other form of payment or distribution representing a reduction of capital from the Bank without the prior written approval of the Federal Reserve Bank. The Company further agreed that it would obtain written approval from the Federal Reserve Bank prior to the Company: (a) declaring or paying dividends, (b) making payments on trust preferred securities, or (c) making any other capital distributions.

In April 2010, the Bank agreed with the FDIC and the WDFI that the Bank would, among other things, achieve and maintain a minimum leverage ratio of 10%; this agreement was amended in October 2012 to lower the minimum required leverage ratio to 9.5%. As of March 31, 2013, the Bank’s leverage ratio was 10.7%. The Bank also agreed that it would obtain written approval from the FDIC prior to paying dividends or any other form of payment or distribution representing a reduction of Bank capital.

In February 2009, the Company received $10.5 million in proceeds from the issuance and sale of 10,500 shares of Series A preferred stock and 525 shares of Series B preferred stock (together, the “Preferred Stock”) to the U.S. Department of the Treasury (the “Treasury”) under Treasury’s Capital Purchase Program. From these proceeds, the Company invested $7 million in the Bank, paid off a $2.9 million note payable, and retained the remainder for operating cash.

The Bank did not pay any cash dividends to the Company during the three-month periods ended March 31, 2013 and 2012. The Company’s ability to service borrowings is generally dependent upon the availability of dividends from the Bank. The Bank’s ability to pay dividends is limited by its earnings, financial condition, capital requirements, and capital distribution regulations. As a result of current restrictions that prevent the Bank from paying dividends to the Company, the Company has been deferring the payment of interest on its trust preferred debentures and the payment of dividends on its Preferred Stock.

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

The Company declared no dividends during the three-month periods ended March 31, 2013 and 2012, and the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock is subject to various restrictions as a result of its participation in the Capital Purchase Program, the terms of its outstanding Preferred Stock and certain contractual obligations. The Company is prohibited from paying dividends on its common stock unless the Company has fully paid all required dividends on the Preferred Stock. Our ability to repurchase shares of our common stock and preferred stock is also restricted under the terms of the Preferred Stock. As long as any shares of the Preferred Stock continue to be held by a third party, the Company will be prohibited under the terms of the Preferred Stock from paying dividends on our common stock or any shares of capital stock that rank equal to or junior to the Company’s Preferred Stock if the Company is not current in our payment of dividends on our Preferred Stock, except in the case of parity, or pari passu, preferred stock that may be paid pro rata with the Preferred Stock, so that the respective amounts of such dividends declared shall bear the same ratio to each other as all accrued and unpaid dividends per share on the shares of the Preferred Stock and all parity stock payable on such a scheduled dividend payment date bear to each other. For the foreseeable future, the Company does not intend to declare and pay, or seek any and all regulatory or other approvals necessary to declare and pay, each scheduled dividend payment on the Preferred Stock or on the Company’s common stock, because the Company intends to conserve capital in order to comply with the agreements with the Federal Reserve Bank, the FDIC and the WDFI that are currently in place for the Company and the Bank.

Off-Balance Sheet Arrangements and Commitments

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in our consolidated financial statements. These transactions consist primarily of commitments to extend credit and other contractual obligations and are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2012. As of March 31, 2013, unused commitments to extend credit totaled $88.2 million and letters of credit totaled $1.2 million. The Company’s most significant contractual obligations, other than deposits and borrowings, include operating leases and salary continuation agreements. There have been no material changes in contractual obligations since December 31, 2012.

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

As a means of augmenting our liquidity, the Bank has established access to various borrowing arrangements. At March 31, 2013, the Bank’s available borrowing capacity includes approximately $15.0 million in federal funds lines with various correspondent banks and $51.9 million in unused FHLB advances. Additional information regarding the terms of borrowings is included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The liquidity of the Company, separate from the Bank, has historically been dependent on the payment of cash dividends from the Bank, subject to limitations imposed by regulations. In addition to its operating expenses, the Company is responsible for the payment of any dividends that may be declared for its shareholders and interest and principal on outstanding debt. As previously noted, the Company has deferred interest payments on its junior subordinated debentures. During the period the junior subordinated debenture payments are deferred, the Company is prohibited under the indentures from declaring or paying dividends on its capital stock. During three-month periods ended March 31, 2013 and 2012, the Company did not receive any dividends from the Bank.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e)) as of March 31, 2013, the date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective and timely, providing them with material information relating to the Company required to be disclosed in the reports that are filed or submitted under the Exchange Act.

Changes in Internal Controls

There have been no changes in internal controls or procedures during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party, or to which any of its property is subject, other than ordinary routine litigation incidental to the business of banking. No material loss is expected from any such pending claims or lawsuits.

Item 1A.	Risk Factors.

An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described both in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as updated by our filings with the SEC. These are not the only risks and uncertainties we face. Additional risks and uncertainties that management is not currently aware of or that management currently deems immaterial may also impair our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Since February 2009, the Company has deferred the payment of 12 regular quarterly cash dividends on its Series A and Series B Preferred Stock, which is permitted under the terms of the Preferred Stock and does not constitute an event of default. As of March 31, 2013, an aggregate of $1.8 million of unpaid dividends on the Series A and Series B Preferred Stock has been accrued.

Since June 2009, the Company has deferred the payment of 11 regular quarterly interest payments on its junior subordinated debentures. The Company is allowed to defer payments of interest for up to 20 consecutive quarterly periods without default. As of March 31, 2013, the aggregate interest payments on the junior subordinated debentures, which has been accrued but unpaid, were $384 thousand.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The exhibits filed as part of this report and the exhibits incorporated herein by reference are listed in the Exhibits Index to this report, which follows the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BANCORPORATION, INC.
(Registrant)

Dated: May 3, 2013	/s/ Randall L. Fewel
Randall L. Fewel
President & Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2013	/s/ Holly A. Poquette
Holly A. Poquette
Chief Financial Officer
(Principal Financial Officer)

Dated: May 3, 2013	/s/ Leilani T. McKernan
Leilani T. McKernan
Controller, Secretary/Treasurer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s annual report on Form 10-K, filed with the SEC on March 27, 2009, and incorporated herein by reference.

3.2	Amended and restated bylaws of the Company. Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on January 25, 2010, and incorporated herein by reference.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Certificate for Series A Preferred Stock. Filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

4.3	Form of Certificate for Series B Preferred Stock. Filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2009, and incorporated herein by reference.

31.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

31.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934. Filed herewith.

32.1	Certification of Randall L. Fewel, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

32.2	Certification of Holly A. Poquette, Chief Financial Officer, pursuant to 18 U.S.C. 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, are formatted in Extensible Business Reporting Language (“XBRL”) and furnished herewith: (a) the Consolidated Statements of Financial Condition, (b) the Consolidated Statements of Operations, (c) the Consolidated Statements of Comprehensive Income, (d) the Consolidated Statements of Changes in Shareholders’ Equity, (e) the Consolidated Statements of Cash Flows, and (f) the Notes to Consolidated Financial Statements.(1)

(1)	As provided in Rule 406T of Regulation S-T, these interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.